Form 10-Q
period 2016-06-30
Corvus Pharmaceuticals, Inc.
filed 2016-08-04
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 4, 2016, 20,909,474 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$4,343	$4,105
Marketable securities	147,809	90,281
Prepaid and other current assets	1,343	1,277
Total current assets	153,495	95,663
Property and equipment, net	2,807	1,845
Deferred offering costs	—	951
Other assets	619	—
Total assets	$156,921	$98,459

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,320	$1,575
Accrued and other liabilities	2,287	1,495
Total current liabilities	3,607	3,070

Other liabilities	1,346	710
Total liabilities	4,953	3,780

Commitments and contingencies (Note 13)

Convertible preferred stock: $0.0001 par value; 0 and 14,274,741 shares authorized at June 30, 2016 and December 31, 2015, respectively; 0 and 14,274,741 issued and outstanding at June 30, 2016 and December 31, 2015, respectively (liquidation preference of $0 and $108,500 at June 30, 2016 and December 31, 2015, respectively)	—	125,780

Stockholders’ equity (deficit) :
Preferred stock: $0.0001 par value; 10,000,000 and 0 shares authorized at June 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock: $0.0001 par value; 290,000,000 and 20,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 20,909,474 and 1,431,615 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	—
Additional paid-in capital	198,376	440
Accumulated other comprehensive income (loss)	78	(45)
Accumulated deficit	(46,488)	(31,496)
Total stockholders’ equity (deficit)	151,968	(31,101)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$156,921	$98,459

The accompanying notes are an integral part of these financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$7,119	$2,005	$12,517	$3,928
General and administrative	1,706	327	2,734	618
Total operating expenses	8,825	2,332	15,251	4,546

Loss from operations	(8,825)	(2,332)	(15,251)	(4,546)
Change in fair value of convertible preferred stock liability	—	(17,900)	—	(17,600)
Interest income	180	—	259	1

Net loss	$(8,645)	$(20,232)	$(14,992)	$(22,145)

Net loss per share, basic and diluted	$(0.43)	$(58.42)	$(1.42)	$(68.80)

Shares used to compute net loss per share, basic and diluted	19,959,459	346,339	10,568,562	321,868

Other comprehensive income (loss):
Unrealized gain on marketable securities	49	—	123	—
Total other comprehensive income (loss)	49	—	123	—
Comprehensive loss	$(8,596)	$(20,232)	$(14,869)	$(22,145)

The accompanying notes are an integral part of these financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(14,992)	$(22,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	36
Amortization/accretion related to marketable securities	310	5
Stock-based compensation	1,517	20
Change in fair value of convertible preferred stock liability	—	17,600
Changes in operating assets and liabilities:
Prepaid and other current assets	84	(203)
Other assets	(619)	(20)
Accounts payable	129	300
Accrued and other liabilities	920	356
Other long-term liabilities	636	13
Net cash used in operating activities	(11,765)	(4,038)

Cash flows from investing activities
Purchases of marketable securities	(152,790)	(25,722)
Maturities of marketable securities	94,925	—
Purchase of property and equipment	(1,487)	(877)
Net cash used in investing activities	(59,352)	(26,599)

Cash flows from financing activities
Proceeds from issuance of common stock in IPO, net of issuance costs	71,355	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	20,730
Proceeds from exercise of common stock options	—	42
Net cash provided by financing activities	71,355	20,772

Net (decrease) increase in cash and cash equivalents	238	(9,865)
Cash and cash equivalents at beginning of the period	4,105	12,517
Cash and cash equivalents at end of the period	$4,343	$2,652

Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$11	$9

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

Initial Public Offering

On March 22, 2016, the Company’s registration statement on Form S-1 (File No. 333-208850) relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the NASDAQ Global Market on March 23, 2016. The public offering price of the shares sold in the IPO was $15.00 per share. The IPO closed on March 29, 2016, pursuant to which the Company sold 4,700,000 shares of its common stock. On April 26, 2016, the Company sold an additional 502,618 shares of its common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. The Company received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock were converted into common stock.

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2015 included in the Company’s Prospectus dated March 22, 2016 filed pursuant to Rule 424(b)(4) with the SEC.

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

Since inception, the Company has incurred recurring net losses and negative cash flows from operations. At June 30, 2016, the Company had an accumulated deficit of $46.5 million and does not expect to experience positive cash flows from operations in the near future. The Company has financed its operations to date primarily through private placements of convertible preferred stock and proceeds from its IPO. As of June 30, 2016, the Company had cash, cash equivalents and marketable securities of $152.2 million.

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

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of ASC 718, “Compensation—Stock Compensation.” For stock options granted to employees, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair values. The value of the award is recognized as an expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model.  Forfeitures are accounted for when they occur.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income and a valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered. The Company applies judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance for all periods presented. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal. The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.  2014-09, Revenue from Contracts with Customers, which required an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective January 1, 2018 for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company does not believe adopting this guidance will have a material impact on its financial statements as the Company is not yet generating revenues.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The Company does not believe that adopting ASU 2014-15 will have a material impact on its financial statements.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This standard amends the accounting for income taxes and requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet. The new standard is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The standard may be adopted either prospectively or retrospectively. We are currently evaluating the impact of ASU 2015-17.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company beginning June 1, 2017, with early application permitted. The Company has adopted the provisions of this standard early, the impact of which on its financial statements was not significant.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for us on January 1, 2020. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss - basic and diluted	$(8,645)	$(20,232)	$(14,992)	$(22,145)

Denominator:
Weighted average common shares outstanding	20,771,392	1,196,615	11,414,296	1,158,193
Less: weighted average common shares subject to repurchase	(811,933)	(850,276)	(845,734)	(836,325)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	19,959,459	346,339	10,568,562	321,868

Net loss per share, basic and diluted	$(0.43)	$(58.42)	$(1.42)	$(68.80)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three and Six Months Ended
	June 30,
	2016	2015

Convertible preferred stock	—	8,921,429

Common stock subject to repurchase	770,550	820,440

Outstanding options	2,034,386	168,636

Total shares of common stock equivalents	2,804,936	9,910,505

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

The following tables present information as of June 30, 2016 and December 31, 2015 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2016
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$2,676	$—	$—	$2,676
Marketable securities	147,809	—	—	147,809
	$150,485	$—	$—	$150,485

	December 31, 2015
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$3,245	$—	$—	$3,245
Marketable securities	90,281	—	—	90,281
	$93,526	$—	$—	$93,526

The Company’s marketable securities are invested in direct obligations of the United States government for all periods.

As of June 30, 2016, marketable securities had a maximum remaining maturity of seven months and consisted of U.S. Treasury securities.

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

As of June 30, 2016 and December 31, 2015, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$147,731	$80	$(2)	$147,809

December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$90,326	$—	$(45)	$90,281

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

Genentech Collaboration Agreement

In October 2015, the Company entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of CPI-444 combined with Genentech’s investigational cancer immunotherapy, TECENTRIQTM(atezolizumab), a fully humanized monoclonal antibody targeting protein programmed cell death ligand 1(“PD-L1”), in a variety of solid tumors in a Phase 1/1b clinical trial. Pursuant to this agreement, the Company will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of representatives of the Company and representatives of Genentech. Genentech will supply TECENTRIQTM. As part of the agreement, the Company granted Genentech certain rights of first negotiation to participate in future clinical trials that the Company may conduct evaluating the administration of CPI-444 in combination with an anti-PD-1 or anti-PD-L1 antibody. If the Company and Genentech do not reach agreement on the terms of any such participation by Genentech within a specified time period, the Company retains the right to collaborate with third parties in such activities. The Company also granted Genentech certain rights of first negotiation should it decide to license development and commercialization rights to CPI-444. Should the Company and Genentech not reach agreement on the terms of such a license within a specified time period, it retains the right to enter into a license with another third party.

The Company and Genentech each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations, if directed by a regulatory authority or if development of CPI-444 or TECENTRIQTM is discontinued.

Further, the agreement will expire after a set period of time following the provision by the Company of the final clinical study report to Genentech.

6. Balance Sheet Components (in thousands):

	June 30,	December 31,
	2016	2015
Prepaid and Other Current Assets
Prepaid insurance	$306	$15
Prepaid research and development manufacturing expenses	208	722
Tenant improvement allowance receivable	—	347
Other	829	193
	$1,343	$1,277
Property and Equipment, net
Leasehold improvements	$1,688	$74
Laboratory equipment	1,471	829
Computer equipment and purchased software	33	18
Construction in progress	—	1,059
	3,192	1,980
Less: accumulated depreciation and amortization	(385)	(135)
	$2,807	$1,845
Accrued and Other Liabilities
Accrued clinical trial related	$597	$376
Accrued manufacturing expense	537	12
Personnel related	360	305
Deferred rent	305	223
Accrued legal and accounting	163	314
Accrued contruction in progress costs	—	101
Other accrued expenses	325	164
	$2,287	$1,495
Other Liabilities
Deferred rent	$1,294	$642
Shares subject to vesting	52	68
	$1,346	$710

7. Convertible Preferred Stock

Under the amended and restated certificate of incorporation in effect as of June 30, 2016, the Company is authorized to issue two classes of stock: preferred stock and common stock.

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

9. Common Stock

As of June 30, 2016, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of June 30, 2016, no dividends on common stock had been declared.

The Company has reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2016	2015

Convertible preferred stock	—	14,274,741
Shares available for future option grants	2,804,750	2,559,499
Outstanding options	2,034,386	784,136
Unvested restricted common stock (founders and early exercise of stock options)	770,550	924,535
Shares reserved for employee stock purchase plan	200,000	—
Total	5,809,686	18,542,911

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted-
	Shares		Average
	Available	Number	Exercise
	for Grant	of Options	Price
Balance at December 31, 2015	2,559,499	784,136	$4.09
Additional shares authorized	1,496,001		—
Options granted	(1,322,250)	1,322,250	14.63
Options exercised	—	(500)	0.28
Options forfeited	71,500	(71,500)	4.62
Balance at June 30, 2016	2,804,750	2,034,386	$10.92

11. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Research and development	$486	$17	$787	$20
General and administrative	589	—	730	—
Total	$1,075	$17	$1,517	$20

12. Income Taxes

The Company did not record a provision or benefit for income taxes during the three or six months ended June 30, 2016 or 2015. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

13. Commitments and Contingencies

Facility Lease

In January 2015, the Company signed an operating lease, effective February 1, 2015, for 8,138 square feet of office and laboratory space located in Burlingame, California with a one-year term. In March 2015, the Company signed the first amendment to the lease, effective April 15, 2015, whereby the original premises were expanded by an additional 3,163 square feet and the lease term was extended through January 2017. In August 2015, the Company signed the second amendment to the lease whereby the size of the existing premises was increased by adding 10,834 square feet and the term of the lease was extended through January 2021. The landlord agreed to provide $1.6 million to fund qualifying tenant improvements, defined as building design, permits and construction costs. Tenant improvements associated with the tenant improvement allowance were $1.6 million. The lease agreement includes an annual rent escalation clause, a right to extend the term at the then current market rate for three years and a right of first refusal on certain space. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. The lease requires the Company to pay additional amounts for operating and maintenance expenses. In June 2016, the Company amended its existsing facility lease to add a net of 4,523 square feet.  After completing approximately $250,000 of improvements, the Company plans to occupy the space in November 2016. Rent expense related to the facilities lease for the three and six months ended June 30, 2016 was approximately $127,000 and $256,000, respectively. Rent expense for the three and six months ended June 30, 2015 was approximately $74,000 and $120,000, respectively. As of June 30, 2016, future minimum lease payments under the facility lease were as follows (in thousands):

Operating
Leases

2016 *	$428
2017	992
2018	1,022
2019	1,052
2020	1,085
Thereafter	90
Total	$4,669

*Remainder of the year

Pursuant to the Company’s license agreements with each of Vernalis and Scripps, it has obligations to make future milestone and royalty payments to these parties, respectively. However, because these amounts are contingent, they have not been included on the Company’s balance sheet.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology therapies that are designed to harness the immune system to attack cancer cells. Since we began operations in November 2014, we have built a pipeline of four immuno-oncology programs, three of which focus on the adenosine-cancer axis to modulate an immune response. Our lead product candidate, CPI-444, is an oral, small molecule antagonist of the A2A receptor for adenosine, an immune checkpoint. In January 2016, we began enrolling patients in a large expansion cohort trial for CPI-444. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of CPI-444 in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s investigational cancer immunotherapy TECENTRIQTM (atezolizumab), a fully humanized monoclonal antibody targeting protein programmed cell death ligend 1 (PD-L1). We have also chosen a lead development candidate for our second program, an anti-CD73 monoclonal antibody that inhibits the production of adenosine, and plan to select development candidates for our other two programs in 2016. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immuno-oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

To date, substantially all of our efforts have been focused on the research, development and advancement of CPI-444, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the six months ended June 30, 2016 and 2015, was $15.0 million and $22.1 million, respectively. The net loss for the six months ended June 30, 2015 included a $17.6 million non-cash charge associated with the change in fair value of a convertible preferred stock liability. As of June 30, 2016, we had an accumulated deficit of $46.5 million.. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through June 30, 2016, we have funded our operations primarily through the sale and issuance of stock. In November 2014, January 2015 and June 2015, we received aggregate net proceeds of $33.3 million from the sale of our Series A convertible preferred stock. In September 2015, we received net proceeds of $74.8 million from the sale of our Series B convertible preferred stock. On March 22, 2016, our registration statement on Form S-1 (File No. 333-208850) relating to its initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the NASDAQ Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. On April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

As of June 30, 2016, we had capital resources consisting of cash, cash equivalents and marketable securities of  approximately $152.2 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Critical Accounting Policies

Our critical accounting policies are described in Note 2 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the six months ended June 30, 2016.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Operating expenses:
Research and development	$7,119	$2,005	$5,114	$12,517	$3,928	$8,589
General and administrative	1,706	327	1,379	2,734	618	2,116
Total operating expenses	8,825	2,332	6,493	15,251	4,546	10,705
Loss from operations	(8,825)	(2,332)	(6,493)	$(15,251)	$(4,546)	(10,705)
Change in fair value of convertible preferred stock liability	—	(17,900)	17,900	—	(17,600)	17,600
Interest income	180	—	180	259	1	258
Net loss	$(8,645)	$(20,232)	$11,587	$(14,992)	$(22,145)	$7,153

Research and Development Expense

Research and development expenses for the three and six months ended June 30, 2016 and 2015 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2016	2015	Change	2016	2015	Change

CPI - 444	$2,578	$445	$2,133	$4,914	$1,476	$3,438
Anti - CD73	812	114	698	945	146	799
Other programs	547	186	361	885	289	596
Unallocated employee and overhead costs	3,182	1,260	1,922	5,773	2,017	3,756
Total	$7,119	$2,005	$5,114	$12,517	$3,928	$8,589

For the three months ended June 30, 2016, the increase in CPI-444 costs of $2.1 million as compared to the three months ended June 30, 2015, primarily consisted of an increase of $1.1 million in clinical trial costs related to our Phase 1/1b clinical trial and an increase of $0.8 million of drug manufacturing costs to support our clinical trial.  For the six months ended June 30, 2016, the increase in CPI-444 costs of $3.4 million as compared to the six months ended June 30, 2015, primarily consisted of an increase of $2.4 million in clinical trial costs related to our Phase 1/1b clinical trial and an increase of $1.6 million in drug manufacturing costs to support our clinical trial, which increases were partially offset by a $1.0 million license payment to Vernalis in 2015.

For the three months ended June 30, 2016, the increase in anti-CD73 costs of $0.7 million as compared to the three months ended June 30, 2015, primarily consisted of $0.6 million in drug manufacturing costs. For the six months ended June 30, 2016, the increase in anti-CD73 costs of $0.8 million as compared to the six months ended June 30, 2015, primarily consisted of an increase of $0.6 million in drug manufacturing costs.

For the three months ended June 30, 2016, the increase in other program costs of $0.4 million as compared to the three months ended June 30, 2015, primarily consisted of an increase in outside chemical synthesis and testing of preclinical compounds. For the six months ended June 30, 2016, the increase in other program costs of $0.6 million as compared to the six months ended June 30, 2015, primarily consisted of an increase in outside chemical synthesis and testing of preclinical compounds.

For the three months ended June 30, 2016, the increase in unallocated costs of $1.9 million as compared to the three months ended June 30, 2015, primarily consisted of an increase of $1.4 million in personnel and related costs associated with an increase in headcount (including an increase in stock compensation expense of $0.4 million) and an increase of $0.2 million in facility and related overhead costs associated with an increase in the amount and cost or our leased space and an increase in depreciation expense.  For the six months ended June 30, 2016, the increase in unallocated costs of $3.8 million as compared to the six months ended June 30, 2015, primarily consisted of an increase of $2.8 million in personnel and related costs (including an increase in stock compensation expense of $0.4 million), an increase of $0.4 million in facility and related overhead costs and a $0.4 million increase in laboratory supplies and materials.

General and Administrative Expense

For the three months ended June 30, 2016, the increase in general and administrative expenses of $1.4 million as compared to the three months ended June 30, 2015, primarily consisted of an increase of $0.9 million in personnel and related costs associated with an increase in headcount (including an increase in stock compensation expense of $0.6 million) and an increase of $0.3 million in costs associated with being a public company.  For the six months ended June 30, 2016, the increase in general and administrative expenses of $2.1 million as compared to the six months ended June 30, 2015, primarily consisted of an increase of $1.2 million in personnel and related costs associated with an increase in headcount (including an increase in stock compensation expense of $0.7 million) and an increase of $0.6 million in costs associated with being a public company.

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

Liquidity and Capital Expenditures

As of June 30, 2016, we had cash, cash equivalents and marketable securities of $152.2 million. Since our inception and through June 30, 2016, we have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock in our IPO.

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

Cash Flows

The following table summarizes our cash flows for the quarterly periods indicated (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(11,765)	$(4,038)
Investing activities	(59,352)	(26,599)
Financing activities	71,355	20,772

Net increase (decrease) in cash and cash equivalents	$238	$(9,865)

Cash Flows used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2016 was $11.8 million, which primarily consisted of a net loss of $15.0 million, adjusted by non-cash charges of $2.1 million and a net change of $1.1 million in our net operating assets. The non-cash charges were primarily associated with stock-based compensation expense of $1.5 million. The change in our net operating assets and liabilities was primarily attributable to an increase in other long-term liabilities of $0.6 million, primarily due to an increase in deferred rent.

Cash used in operating activities during the six months ended June 30, 2015 was $4.0 million, which consisted primarily of a net loss of $22.1 million, partially offset by a $17.6 million increase in our convertible preferred stock liability.

Cash Flows used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2016 was $59.4 million, which consisted of purchases of marketable securities of $152.8 million and purchases of property and equipment of $1.5 million, which were partially offset by proceeds from maturities of marketable securities of $94.9 million.

Cash used in investing activities during the six months ended June 30, 2015 was $26.6 million, which consisted of purchases of marketable securities of $25.7 million and $0.9 million of purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2016 was $71.4 million, consisting of net proceeds from our IPO.

Cash provided by financing activities during the six months ended June 30, 2015 was $20.8 million, primarily consisting of net proceeds from the issuance of convertible preferred stock.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

We lease our facilities under a non-cancelable operating lease that expires in 2021.

As of June 30, 2016, future minimum lease payments under the facility lease were as follows (in thousands):

Operating
Leases

2016 *	$428
2017	992
2018	1,022
2019	1,052
2020	1,085
Thereafter	90
Total	$4,669

*Remainder of the year

Pursuant to our license agreements with each of Vernalis and Scripps, we have obligations to make future milestone and royalty payments to these parties. However, because these amounts are contingent, they have not been included on our balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $152.2 million as of June 30, 2016 and cash, cash equivalents and marketable securities of $94.4 million as of December 31, 2015, which consisted of bank deposits, money market investments and U.S. Treasury securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidate, CPI-444, which is currently our only product candidate that has undergone clinical development, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our products are not approved, we may never generate any revenue. We incurred a net loss of $0.2 million for the period from January 27, 2014 (inception) to December 31, 2014 and $31.3 million for the year ended December 31, 2015, and $22.1 million and $15.0 million for the six months ended June 30, 2015 and 2016, respectively. We had an accumulated deficit of $31.5 million and $46.5 million as of December 31, 2015 and June 30, 2016, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

In March 2016, we completed our initial public offering, or IPO, of our common stock pursuant to which we received proceeds of approximately $63.7 million, net of underwriting discounts and commission, and offering expenses. In April 2016, the underwriters exercised their option to purchase an additional 502,618 shares of our common stock, pursuant to which we received additional proceeds of approximately $7.0 million, net of underwriting discounts and commission, and offering expenses. As of June 30, 2016, we had capital resources consisting of cash, cash equivalents and marketable securities of $152.2 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Prior to licensing our lead product candidate, CPI-444, it exhibited encouraging safety data in clinical studies performed by third parties. However, previous studies with CPI-444 had only been conducted in healthy volunteers and patients with attention deficit and hyperactivity disorder (“ADHD”). Only recently, in our Phase 1/1b clinical trial, which we initiated in January 2016, has CPI-444 been administered to cancer patients and limited information is available concerning safety and efficacy from clinical results obtained to date. It is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-444, could respond in unexpected ways. For instance, older patients with cancer may behave differently and experience more toxicity with CPI-444 than the subjects in the prior clinical studies. In addition, we expect that the dosing regimen and duration of treatment in any clinical trial will vary from those utilized in the studies previously performed by third parties. Furthermore, a portion of our Phase 1/1b clinical trial includes the administration of CPI-444 in combination with Genentech’s investigational cancer immunotherapy, TECENTRIQTM (atezolizumab), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of clinical studies of CPI-444 conducted by third parties will be indicative of results of our Phase 1/1b clinical trial.

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

In January 2016, we initiated a Phase 1/1b clinical trial for CPI-444 in which we administer CPI-444 as a single agent and in combination with TECENTRIQ™. In this ongoing trial, we plan to enroll patients with many different types of cancer, and it may be difficult to enroll such a diverse group of patients. In addition, there will be ten different treatment cohorts in the clinical trial and it may not be possible to fully enroll all the cohorts or any expansions thereof. Furthermore, if patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations or the availability of approved therapies, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

Many times side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. To date, CPI-444 has only been studied in healthy volunteers and patients with ADHD, and it is possible that older patients with cancer may behave differently and experience more toxicity with CPI-444. Although not seen to date with CPI-444, other immune-oncology drugs have been found occasionally to induce immune related toxicities such as colitis, hepatitis, pneumonitis and various endocrine diseases. Such side effects could also be exacerbated when CPI-444 is administered in combination with TECENTRIQ™. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In connection with our Phase 1/1b clinical trial for CPI-444, we entered into a clinical trial collaboration agreement with Genentech in October 2015. Pursuant to the agreement, Genentech will provide access to, and supplies of, its investigational cancer immunotherapy, TECENTRIQTM, to be used in combination with CPI-444 during the clinical trial. The collaboration operates under a joint development committee with equal representation from both companies. However, we and Genentech each have the right to terminate the agreement due to material breach by either party for safety considerations, if directed by a regulatory authority or if development of CPI-444 or TECENTRIQTM is discontinued. If we fail to maintain our strategic collaboration with Genentech (1) the development of CPI-444 in combination with TECENTRIQTM may be terminated or delayed; (2) our cash expenditures related to development of CPI-444 could increase significantly, and we may need to seek additional financing; (3) we may be required to hire additional employees or otherwise develop expertise for which we have not budgeted; (4) we will bear all of the risk related to the development of CPI-444 as a combination therapy; and (5) we will need to seek collaborations with other companies that have anti-PD-1 or anti-PD-L1 antibodies, which will significantly delay our development program.

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

All of our product candidates, if approved, will compete with a range of therapeutic treatments that are either in development or currently marketed. We are aware of companies that have advanced adenosine A2A receptor antagonists into early- or late-stage clinical development for non-oncology indications, primarily Parkinson’s disease. These companies include Merck & Co., Inc. and Biotie Therapies Corp. In addition, Kyowa Hakko Kirin Pharma, Inc. has approval in Japan for an adenosine A2A receptor antagonist for use in Parkinson’s disease and is currently conducting a Phase 3 study in the United States for Parkinson’s disease. Within oncology, Palobiofarma SL has begun a Phase 1 clinical dose finding trial with an adenosine A2A antagonist in lung cancer patients. Novartis has announced an exclusive licensing agreement with Palobiofarma. AstraZeneca plc has recently licensed an A2A receptor antagonist for use in cancer therapy and recently initiated a Phase 1 clinical trial in cancer patients. In addition, Juno Therapeutics, Inc. recently acquired Redoxtherapies, Inc., which is developing an A2A receptor antagonist for cancer. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (TECENTRIQ™) and AstraZeneca (tremelimumab). Also, AstraZeneca and MedImmune LLC have recently announced the initiation of a Phase 1 study with an anti-CD73 antibody. Finally, Janssen Pharmaceuticals, Inc. and AbbVie Inc. are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review (“IPR”) proceedings and post-grant review (“PGR”) proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of an issued patent in Australia that may be relevant to commercialization of CPI-444 in that country. That Australian patent is expected to expire in 2022. Our ability to commercialize CPI-444 in Australia prior to 2022 could be adversely affected if we do not obtain a license under such patent. We are also aware of a corresponding patent application that has been allowed in the United States and which is expected to expire in 2023. Our ability to commercialize CPI-444 in the United States prior to 2023 could be adversely affected if we do not obtain a license under such patent. However, to the extent that any issued claims may be interpreted to cover our potential uses of CPI-444, we do not believe that such claims would be valid and enforceable if asserted. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of CPI-444 or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. As of June 30, 2016, we had outstanding a total of 20,909,474 shares of common stock. Of our outstanding shares, only the 4,700,000 shares of common stock sold in our IPO and the 502,618 shares of common stock issued pursuant to the underwriters partial exercise of their over-allotment option, are freely tradable, without restriction, in the public market, provided that any of such shares of common stock purchased by our directors, executive officers and greater than 5% stockholders may be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The lock-up agreements pertaining to our IPO will expire on September 18, 2016, following which, up to an additional 15,706,356 shares of common stock will be eligible for sale in the public market, of which 12,391,800 shares are held by directors, executive officers and greater than 5% stockholders and may be subject to volume limitations under Rule 144 under the Securities Act.

In addition, as of June 30, 2016, up to 2,034,386 shares of common stock that were subject to outstanding options under our employee benefit plans as of such date will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2015, we had federal net operating loss (“NOL”) carryforwards of approximately $11.7 million and state NOL carryforwards of approximately $11.7 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2015, we also had $0.3 million of federal and $0.3 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. We may have experienced an ownership change prior to June 30, 2016, including in connection with our IPO. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

A) Recent Sales of Unregistered Securities.

None

B) Use of Proceeds from our Initial Public Offering of Common Stock

On March 22, 2015, our registration statements on Form S-1 (File No. 333-208850) relating to our IPO of common stock became effective.

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

CORVUS PHARMACEUTICALS, INC.

Date: August 4, 2016	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2016	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

10.1(a)	Office Lease, dated as of January 27, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(a)

10.1(b)	First Amendment to Office Lease, dated as of March 19, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(b)

10.1(c)	Second Amendment to Office Lease, dated as of August 20, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC	S-1	1/4/2016	10.2(c)

10.1(d)	Third Amendment to Office Lease, dated as of June 27, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.				X

10.2#	Offer Letter, dated as of April 28, 2016, by and between Corvus Pharmaceuticals, Inc. and Jason Coloma.				X

10.3#	Change in Control and Severance Agreement, dated May 11, 2016, by and between Corvus Pharmaceuticals, Inc. and Jason Coloma.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#                          Indicates management contract or compensatory plan.

*         The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Corvus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.