Form 10-Q
period 2016-09-30
Corvus Pharmaceuticals, Inc.
filed 2016-11-03
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 3, 2016, 20,911,933 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$5,576	$4,105
Marketable securities	139,547	90,281
Prepaid and other current assets	913	1,277
Total current assets	146,036	95,663

Property and equipment, net	2,858	1,845
Deferred offering costs	—	951
Other assets	869	—
Total assets	$149,763	$98,459

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,416	$1,575
Accrued and other liabilities	3,180	1,495
Total current liabilities	5,596	3,070

Other liabilities	1,257	710
Total liabilities	6,853	3,780

Commitments and contingencies (Note 13)

Convertible preferred stock: $0.0001 par value; 0 and 14,274,741 shares authorized at September 30, 2016 and December 31, 2015, respectively; none and 14,274,741 issued and outstanding at September 30, 2016 and December 31, 2015, respectively (liquidation preference of $0 and $108,500 at September 30, 2016 and December 31, 2015, respectively)	—	125,780

Stockholders’ equity (deficit) :
Preferred stock: $0.0001 par value; 10,000,000 and 0 shares authorized at September 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock: $0.0001 par value; 290,000,000 and 20,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 20,911,933 and 1,431,615 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2	—
Additional paid-in capital	199,652	440
Accumulated other comprehensive income (loss)	41	(45)
Accumulated deficit	(56,785)	(31,496)

Total stockholders’ equity (deficit)	142,910	(31,101)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$149,763	$98,459

The accompanying notes are an integral part of these financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$7,707	$2,514	$20,224	$6,443
General and administrative	2,769	606	5,502	1,223
Total operating expenses	10,476	3,120	25,726	7,666

Loss from operations	(10,476)	(3,120)	(25,726)	(7,666)
Change in fair value of convertible preferred stock liability	—	—	—	(17,600)
Interest income and other expense, net	179	(31)	437	(30)
Net loss	$(10,297)	$(3,151)	$(25,289)	$(25,296)

Net loss per share, basic and diluted	$(0.51)	$(7.97)	$(1.83)	$(72.98)

Shares used to compute net loss per share, basic and diluted	20,183,497	395,320	13,797,927	346,621

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(36)	1	86	3
Total other comprehensive income (loss)	(36)	1	86	3
Comprehensive loss	$(10,333)	$(3,150)	$(25,203)	$(25,293)

The accompanying notes are an integral part of these financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(25,289)	$(25,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	409	91
Amortization/accretion related to marketable securities	519	(20)
Stock-based compensation	2,781	142
Change in fair value of convertible preferred stock liability	—	17,600
Other	—	40
Changes in operating assets and liabilities:
Prepaid and other current assets	513	(764)
Other assets	(869)	232
Accounts payable	1,131	443
Accrued and other liabilities	1,808	142
Other long-term liabilities	547	—
Net cash used in operating activities	(18,450)	(7,390)

Cash flows from investing activities
Purchases of marketable securities	(164,773)	(26,622)
Maturities of marketable securities	114,925	6,300
Purchase of property and equipment	(1,586)	(883)
Net cash used in investing activities	(51,434)	(21,205)

Cash flows from financing activities
Proceeds from issuance of common stock in IPO, net of issuance costs	71,355	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	95,569
Proceeds from exercise of common stock options	—	108
Net cash provided by financing activities	71,355	95,677

Net increase in cash and cash equivalents	1,471	67,082
Cash and cash equivalents at beginning of the period	4,105	12,517
Cash and cash equivalents at end of the period	$5,576	$79,599

Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$122	$158
Convertible preferred stock issuance costs incurred but not paid	—	84

The accompanying notes are an integral part of these financial statements.

CORVUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

1. Organization

Corvus Pharmaceuticals, Inc. (“Corvus” or the “Company”) was incorporated in Delaware on January 27, 2014 and commenced operations in November 2014. Corvus is a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology therapies. The Company’s primary activities have been establishing its facilities, recruiting personnel, conducting research and development of its product candidates, including conducting a clinical trial, and raising capital. The Company’s operations are located in Burlingame, California.

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2015 included in the Company’s Prospectus dated March 22, 2016 filed pursuant to Rule 424(b)(4) with the SEC.

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

Since inception, the Company has incurred recurring net losses and negative cash flows from operations. At September 30, 2016, the Company had an accumulated deficit of $56.8 million and does not expect to experience positive cash flows from operations in the near future. The Company has financed its operations to date primarily through private placements of convertible preferred stock and proceeds from its IPO. As of September 30, 2016, the Company had cash, cash equivalents and marketable securities of $145.1 million.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss - basic and diluted	$(10,297)	$(3,151)	$(25,289)	$(25,296)

Denominator:
Weighted average common shares outstanding	20,909,501	1,325,637	14,602,467	1,214,621
Less: weighted average common shares subject to repurchase	(726,004)	(930,317)	(804,540)	(868,000)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	20,183,497	395,320	13,797,927	346,621

Net loss per share, basic and diluted	$(0.51)	$(7.97)	$(1.83)	$(72.98)

During the preparation of the financial statements as of and for the year ended December 31, 2015, the Company identified an error within the Company’s earnings per share calculation for the nine months ended September 30, 2015, which financial statements were revised to correct the errors. The Company revised the Company’s weighted average shares and earnings per share calculation for the nine months ended September 30, 2015. Weighted average shares outstanding used to compute the basic and diluted net loss per share decreased from 425,242 to 346,621 shares. The earnings per share calculation was revised to increase basic net loss per share from $(59.49) to $(72.98). The Company evaluated the error and concluded that it was not material to the financial statements for the nine months ended September 30, 2015.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three and Nine Months Ended
	September 30,
	2016	2015

Convertible preferred stock	—	14,274,741
Common stock subject to repurchase	684,833	1,006,374
Outstanding options	2,056,927	486,136
Total shares of common stock equivalents	2,741,760	15,767,251

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

The following tables present information as of September 30, 2016 and December 31, 2015 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	September 30, 2016
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$2,752	$—	$—	$2,752
Marketable securities	139,547	—	—	139,547
	$142,299	$—	$—	$142,299

	December 31, 2015
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$3,245	$—	$—	$3,245
Marketable securities	90,281	—	—	90,281
	$93,526	$—	$—	$93,526

The Company’s marketable securities are invested in direct obligations of the United States government for all periods.

As of September 30, 2016, marketable securities had a maximum remaining maturity of five months and consisted of U.S. Treasury securities.

The following table presents the issuances, changes in fair value, exercise and reclassification of the Company’s Level 3 financial instrument which is measured at fair value on a recurring basis (in thousands):

Convertible Preferred Stock Call Option Liability

Balance as of December 31, 2014	$2,600
Change in fair value of convertible preferred stock liability through March 31, 2015	(300)
Balance as of March 31, 2015	2,300
Change in fair value of convertible preferred stock liability through date of Series A second tranche issuance	17,900
Recognition of fair value upon issuance of second tranche Series A convertible preferred stock	(20,200)
Balance as of September 30, 2015	$—

As of September 30, 2016 and December 31, 2015, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$139,506	$42	$(1)	$139,547

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$90,326	$—	$(45)	$90,281

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

The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing CPI-444 on a product-by-product and country-by-country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing CPI-444 range from the mid-single digits up to the low-double digits on a country-by-country net sales basis. The royalties on other licensed products that do not include CPI-444 also increase with the amount of net sales on a product-by-

product and country-by-country basis and range from the low-single digits up to the mid-single digits on a country-by-country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Genentech Collaboration Agreement

In October 2015, the Company entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of CPI-444 combined with Genentech’s investigational cancer immunotherapy, TECENTRIQ® (atezolizumab), a fully humanized monoclonal antibody targeting protein programmed cell death ligand 1(“PD-L1”), in a variety of solid tumors in a Phase 1/1b clinical trial. Pursuant to this agreement, the Company will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of representatives of the Company and representatives of Genentech. Genentech will supply TECENTRIQ. As part of the agreement, the Company granted Genentech certain rights of first negotiation to participate in future clinical trials that the Company may conduct evaluating the administration of CPI-444 in combination with an anti-PD-1 or anti-PD-L1 antibody. If the Company and Genentech do not reach agreement on the terms of any such participation by Genentech within a specified time period, the Company retains the right to collaborate with third parties in such activities. The Company also granted Genentech certain rights of first negotiation should it decide to license development and commercialization rights to CPI-444. Should the Company and Genentech not reach agreement on the terms of such a license within a specified time period, it retains the right to enter into a license with another third party.

The Company and Genentech each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations, if directed by a regulatory authority or if development of CPI-444 or TECENTRIQ is discontinued.

Further, the agreement will expire after a set period of time following the provision by the Company of the final clinical study report to Genentech.

6. Balance Sheet Components (in thousands):

	September 30,	December 31,
	2016	2015
Prepaid and Other Current Assets
Interest receivable	$328	$—
Prepaid insurance	199	15
Prepaid research and development manufacturing expenses	10	722
Tenant improvement allowance receivable	—	347
Other	376	193
	$913	$1,277
Property and Equipment, net
Leasehold improvements	$1,688	$74
Laboratory equipment	1,541	829
Computer equipment and purchased software	53	18
Construction in progress	120	1,059
	3,402	1,980
Less: accumulated depreciation and amortization	(544)	(135)
	$2,858	$1,845
Accrued and Other Liabilities
Accrued clinical trial related	$1,079	$376
Accrued manufacturing expense	407	12
Personnel related	550	305
Deferred rent	311	223
Accrued legal and accounting	413	314
Accrued contruction in progress costs	5	101
Other accrued expenses	415	164
	$3,180	$1,495
Other Liabilities
Deferred rent	$1,214	$642
Shares subject to vesting	43	68
	$1,257	$710

7. Convertible Preferred Stock

Under the amended and restated certificate of incorporation in effect as of September 30, 2016, the Company is authorized to issue two classes of stock: preferred stock and common stock.

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

9. Common Stock

As of September 30, 2016, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of September 30, 2016, no dividends on common stock had been declared.

The Company has reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2016	2015

Convertible preferred stock	—	14,274,741
Shares available for future option grants	2,779,750	2,559,499
Outstanding options	2,056,927	784,136
Unvested restricted common stock (founders and early exercise of stock options)	684,833	924,535
Shares reserved for employee stock purchase plan	200,000	—
Total	5,721,510	18,542,911

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted-
	Shares		Average
	Available	Number	Exercise
	for Grant	of Options	Price
Balance at December 31, 2015	2,559,499	784,136	$4.09
Additional shares authorized	1,496,001		—
Options granted	(1,347,250)	1,347,250	14.65
Options exercised	—	(2,959)	0.28
Options forfeited	71,500	(71,500)	4.62
Balance at September 30, 2016	2,779,750	2,056,927	$10.99

11. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Research and development	$578	$94	$1,365	$114
General and administrative	686	29	1,416	28

Total	$1,264	$123	$2,781	$142

12. Income Taxes

The Company did not record a provision or benefit for income taxes during the three or nine months ended September 30, 2016 or 2015. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

13. Commitments and Contingencies

Facility Lease

In January 2015, the Company signed an operating lease, effective February 1, 2015, for 8,138 square feet of office and laboratory space located in Burlingame, California with a one-year term. In March 2015, the Company signed the first amendment to the lease, effective April 15, 2015, whereby the original premises were expanded by an additional 3,163 square feet and the lease term was extended through January 2017. In August 2015, the Company signed the second amendment to the lease whereby the size of the existing premises was increased by adding 10,834 square feet and the term of the lease was extended through January 2021. The landlord agreed to provide $1.6 million to fund qualifying tenant improvements, defined as building design, permits and construction costs. Tenant improvements associated with the tenant improvement allowance were $1.6 million. In June 2016, the Company signed the third amendment to the lease to add a net of 4,523 square feet of space. After completing approximately $250,000 of improvements, the Company plans to occupy the space in November 2016. In August 2016, the Company signed the fourth amendment to the lease, effective February 1, 2017, to add another 1,973 square feet of space. The lease agreement includes an annual rent escalation clause, a right to extend the term at the then current market rate for three years and a right of first refusal on certain space. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. The lease requires the Company to pay additional amounts for operating and maintenance expenses. Rent expense related to the facilities lease for the three and nine months ended September 30, 2016 was approximately $122,000 and $378,000, respectively. Rent expense for the three and nine months ended September 30, 2015 was approximately $101,000 and $221,000, respectively. As of September 30, 2016, future minimum lease payments under the facility lease were as follows (in thousands):

Operating
Leases

2016 *	$226
2017	1,034
2018	1,068
2019	1,100
2020	1,133
Thereafter	95
Total	$4,656

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology therapies. Since we began operations in November 2014, we have built a pipeline of four immuno-oncology programs, three of which focus on the adenosine-cancer axis to modulate an immune response. Our lead product candidate, CPI-444, is an oral, small molecule antagonist of the A2A receptor for adenosine, an immune checkpoint. In January 2016, we began enrolling patients in a large expansion cohort trial for CPI-444. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of CPI-444 in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s investigational cancer immunotherapy TECENTRIQ® (atezolizumab), a fully humanized monoclonal antibody targeting protein programmed cell death ligend 1 (PD-L1). We have completed enrollment in the dose-selection stage of the trial (N = 48) and we are now enrolling patients in the expansion cohort stage of the trial which is open at 35 sites in the US, Canada, and Australia. We have also chosen a monoclonal antibody that inhibits the production of adenosine as our lead development candidate for our anti-CD73 program and have chosen a small molecule that is a selective, covalent inhibitor of ITK as our lead development candidate for our ITK inhibitor program. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immuno-oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

To date, substantially all of our efforts have been focused on the research, development and advancement of CPI-444, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the nine months ended September 30, 2016 and 2015, was $25.3 million and $25.3 million, respectively. The net loss for the nine months ended September 30, 2015 included a $17.6 million non-cash charge associated with the change in fair value of a convertible preferred stock liability. As of September 30, 2016, we had an accumulated deficit of $56.8 million.. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through September 30, 2016, we have funded our operations primarily through the sale and issuance of stock. In November 2014, January 2015 and June 2015, we received aggregate net proceeds of $33.3 million from the sale of our Series A convertible preferred stock. In September 2015, we received net proceeds of $74.8 million from the sale of our Series B convertible preferred stock. On March 22, 2016, our registration statement on Form S-1 (File No. 333-208850) relating to its initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the NASDAQ Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

As of September 30, 2016, we had capital resources consisting of cash, cash equivalents and marketable securities of  approximately $145.1 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Critical Accounting Policies

Our critical accounting policies are described in Note 2 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the quarter ended September 30, 2016.

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

•                  preclinical studies under our other programs.

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

The change in the fair value of the convertible preferred stock liability was associated with the investors’ right to purchase the second tranche of Series A convertible preferred stock at the same price per share as the first tranche. Changes in the fair value were recorded each period based on the estimated fair value of the convertible preferred stock liability until the option is exercised or expires. The option was deemed exercised upon the closing of the second tranche in June 2015, at which time the $20.2 million fair value of the convertible preferred stock liability was reclassified from a liability to convertible preferred stock.

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Operating expenses:
Research and development	$7,707	$2,514	$5,193	$20,224	$6,443	$13,781
General and administrative	2,769	606	2,163	5,502	1,223	4,279
Total operating expenses	10,476	3,120	7,356	25,726	7,666	18,060
Loss from operations	(10,476)	(3,120)	(7,356)	$(25,726)	$(7,666)	(18,060)
Change in fair value of convertible preferred stock liability	—	—	—	—	(17,600)	17,600
Interest income and other expense, net	179	(31)	210	437	(30)	467
Net loss	$(10,297)	$(3,151)	$(7,146)	$(25,289)	$(25,296)	$7

Research and Development Expense

Research and development expenses for the three and nine months ended September 30, 2016 and 2015 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2016	2015	Change	2016	2015	Change

CPI - 444	$2,821	$653	$2,168	$7,735	$2,129	$5,606
Anti - CD73	1,195	59	1,136	2,140	205	1,935
Other programs	488	173	315	1,373	463	910
Unallocated employee and overhead costs	3,203	1,629	1,574	8,976	3,646	5,330
Total	$7,707	$2,514	$5,193	$20,224	$6,443	$13,781

For the three months ended September 30, 2016, the increase in CPI-444 costs of $2.2 million as compared to the three months ended September 30, 2015, primarily consisted of an increase of $1.7 million in clinical trial costs related to our Phase 1/1b clinical trial and an increase of $0.5 million of biology research activities.  For the nine months ended September 30, 2016, the increase in CPI-444 costs of $5.6 million as compared to the nine months ended September 30, 2015, primarily consisted of an increase of $4.1 million in clinical trial costs related to our Phase 1/1b clinical trial, an increase of $1.5 million in drug manufacturing costs to support our clinical trial, and an increase of $0.7 million of biology research activities which increases were partially offset by a $1.0 million license payment to Vernalis in 2015.

For the three months ended September 30, 2016, the increase in anti-CD73 costs of $1.1 million as compared to the three months ended September 30, 2015, primarily consisted of an increase of $1.1 million in drug manufacturing costs. For the nine months ended September 30, 2016, the increase in anti-CD73 costs of $1.9 million as compared to the nine months ended September 30, 2015, primarily consisted of an increase of $1.7 million in drug manufacturing costs.

For the three months ended September 30, 2016, the increase in other program costs of $0.3 million as compared to the three months ended September 30, 2015, primarily consisted of an increase in outside chemical synthesis and testing of preclinical compounds. For the nine months ended September 30, 2016, the increase in other program costs of $0.9 million as compared to the nine months ended September 30, 2015, primarily consisted of an increase in outside chemical synthesis and testing of preclinical compounds.

For the three months ended September 30, 2016, the increase in unallocated costs of $1.6 million as compared to the three months ended September 30, 2015, primarily consisted of an increase of $1.2 million in personnel and related costs associated with an increase in headcount (including an increase in stock compensation expense of $0.5 million) and an increase of $0.2 million in facility and related overhead costs associated with an increase in the amount and cost or our leased space and an increase in depreciation expense.  For the nine months ended September 30, 2016, the increase in unallocated costs of $5.3 million as compared to the nine months ended September 30, 2015, primarily consisted of an increase of $3.9 million in personnel and related costs (including an increase in stock compensation expense of $1.2 million), an increase of $0.6 million in facility and related overhead costs and an increase of $0.5 million increase in laboratory supplies and materials.

General and Administrative Expense

For the three months ended September 30, 2016, the increase in general and administrative expenses of $2.2 million as compared to the three months ended September 30, 2015, primarily consisted of an increase of $1.0 million in personnel and related costs associated with an increase in headcount (including an increase in stock compensation expense of $0.7 million), an increase of $0.7 million in patent and related costs and an increase of $0.2 million in costs associated with being a public company.  For the nine months ended September 30, 2016, the increase in general and administrative expenses of $4.3 million as compared to the nine months ended September 30, 2015, primarily consisted of an increase of $2.2 million in personnel and related costs associated with an increase in headcount (including an increase in stock compensation expense of $1.4 million), an increase of $0.9 million in costs associated with being a public company and an increase of $0.8 million in patent and related costs.

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

Liquidity and Capital Expenditures

As of September 30, 2016, we had cash, cash equivalents and marketable securities of $145.1 million. Since our inception and through September 30, 2016, we have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock in our IPO.

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

We expect to increase our spending in connection with the development and commercialization of our product candidates. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financings. We may also enter into additional collaboration arrangements or selectively partner for clinical development and commercialization. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. In addition, sufficient additional funding may not be available on acceptable terms, or at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could have a material effect on our business financial condition and results of operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(18,450)	$(7,390)
Investing activities	(51,434)	(21,205)
Financing activities	71,355	95,677

Net increase (decrease) in cash and cash equivalents	$1,471	$67,082

Cash Flows used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2016 was $18.5 million, which primarily consisted of a net loss of $25.3 million, adjusted by non-cash charges of $3.7 million and a net change of $3.1 million in our net operating assets. The non-cash charges were primarily associated with stock-based compensation expense of $2.8 million. The change in our net operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued and other liabilities of $2.9 million.

Cash used in operating activities during the nine months ended September 30, 2015 was $7.4 million, which consisted primarily of a net loss of $25.3 million, partially offset by a $17.6 million increase in our convertible preferred stock liability.

Cash Flows used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2016 was $51.4 million, which consisted of purchases of marketable securities of $164.8 million and purchases of property and equipment of $1.5 million, which were partially offset by proceeds from maturities of marketable securities of $114.9 million.

Cash used in investing activities during the nine months ended September 30, 2015 was $21.2 million, which consisted of purchases of marketable securities of $26.6 million and $0.9 million of purchases of property and equipment, which were partially offset by proceeds from maturities of marketable securities of $6.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2016 was $71.4 million, consisting of net proceeds from our IPO.

Cash provided by financing activities during the nine months ended September 30, 2015 was $95.7 million, primarily consisting of net proceeds from the issuance of convertible preferred stock.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

We lease our facilities under a non-cancelable operating lease that expires in 2021.

As of September 30, 2016, future minimum lease payments under the facility lease were as follows (in thousands):

Operating
Leases

2016 *	$226
2017	1,034
2018	1,068
2019	1,100
2020	1,133
Thereafter	95
Total	$4,656

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $145.1 million as of September 30, 2016 and cash, cash equivalents and marketable securities of $94.4 million as of December 31, 2015, which consisted of bank deposits, money market investments and U.S. Treasury securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidate, CPI-444, which is currently our only product candidate that has undergone clinical development, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $0.2 million for the period from January 27, 2014 (inception) to December 31, 2014 and $31.3 million for the year ended December 31, 2015, and $25.3 million and $25.3 million for the nine months ended September 30, 2015 and 2016, respectively. We had an accumulated deficit of $31.5 million and $56.8 million as of December 31, 2015 and September 30, 2016, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2014, substantially all of our efforts have been focused on the research and development of CPI-444. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and prepare for the commercialization of CPI-444, as well as develop other product candidates, including out lead development candidates under our anti-CD73 program and ITK program. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-444 or any other product candidates.

In March 2016, we completed our initial public offering, or IPO, of our common stock pursuant to which we received proceeds of approximately $63.7 million, net of underwriting discounts and commission, and offering expenses. In April 2016, the underwriters exercised their option to purchase an additional 502,618 shares of our common stock, pursuant to which we received additional proceeds of approximately $7.0 million, net of underwriting discounts and commission, and offering expenses. As of September 30, 2016, we had capital resources consisting of cash, cash equivalents and marketable securities of $145.1 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

•                  the type, number, scope, progress, expansions, results of and timing of our planned clinical trials of CPI-444 and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future;

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

Our product candidates are in the early stage of development and will require additional preclinical studies (other than CPI-444), substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. To date, we have only one product candidate that has been the focus of advanced development efforts: CPI-444. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of CPI-444. However, we need to raise sufficient funds for, and successfully enroll and complete, our planned clinical trials of CPI-444. We cannot be certain that CPI-444 will be successful in clinical trials, and CPI-444 may not receive regulatory approval even if it is successful in clinical trials. Even if we do receive regulatory approval necessary for the commercialization of CPI-444, we do not expect that such commercialization will occur for at least the next several years. In particular, the future regulatory and commercial success of CPI-444 is subject to a number of risks, including the following:

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

Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Prior to licensing our lead product candidate, CPI-444, it exhibited encouraging safety data in clinical studies performed by third parties. However, previous studies with CPI-444 had only been conducted in healthy volunteers and patients with attention deficit and hyperactivity disorder (“ADHD”). Only recently, in our Phase 1/1b clinical trial, which we initiated in January 2016, has CPI-444 been administered to cancer patients and while CPI-444 has been well tolerated to date with one case of a possibly drug-related serious adverse event observed during the trial, limited information is available concerning safety and efficacy from clinical results obtained to date. It is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-444 could respond in unexpected ways. For instance, older patients with cancer may behave differently and experience more toxicity with CPI-444 than the subjects in the prior clinical studies. In addition, the dosing regimen and duration of treatment in our current Phase 1/1b clinical trial is different from those utilized in the studies previously performed by third parties. Furthermore, a portion of our Phase 1/1b clinical trial includes the administration of CPI-444 in combination with Genentech’s cancer immunotherapy, TECENTRIQ (atezolizumab), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of clinical studies of CPI-444 conducted by third parties will be indicative of results of our Phase 1/1b clinical trial.

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

While we initiated our Phase 1/1b trial for CPI-444 in January 2016 and recently completed enrollment in the dose-selection part of the trial, we do not know whether any of our other planned trials will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

In January 2016, we initiated a Phase 1/1b clinical trial for CPI-444 in which we administer CPI-444 as a single agent and in combination with TECENTRIQ. In this ongoing trial, we plan to enroll patients with many different types of cancer, and while we recently completed enrollment in the dose-selection part of the trial, it may be difficult to enroll such a diverse group of patients in subsequent parts of the trial. For instance, there will be ten different treatment cohorts in the clinical trial and it may not be possible to fully enroll all the cohorts or any expansions thereof. Furthermore, if patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations or the availability of approved therapies, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

Further, the dosing regimen and duration of treatment in  our current Phase 1/1b clinical trial is different from those utilized in the studies previously performed by third parties. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs with different dosing regimens, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. For example, although no cardiac adverse events have been observed in the clinical trials for CPI-444 to date and while CPI-444 has been well tolerated to date, with one case of a possibly drug-related serious adverse event observed during our Phase 1/1b clinical trial, CPI-444 is known to bind to the A1 adenosine receptor. This receptor is expressed in the heart, and although CPI-444 binds to the A1 receptor at a low affinity, it is possible that sufficient binding of the drug to the A1 receptor could occur, leading to adverse effects on the heart such as irregular heart rate or rapid heart rate.

Many times side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval.  To date, CPI-444 has been studied in healthy volunteer patients with ADHD and recently, in patients with advanced cancers. In 48 cancer patients studied to date in our Phase 1/1b trial, there has been one case of a possible immune-related serious adverse event that occurred in a patient receiving both CPI-444 and TECENTRIQ. Other immune-oncology drugs also have been found occasionally to induce immune related toxicities such as colitis, hepatitis, pneumonitis and various endocrine diseases. Such side effects could also be exacerbated when CPI-444 is administered in combination with TECENTRIQ. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are conducting a clinical trial for CPI-444, and may also in the future, conduct clinical trials of other product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We are conducting our clinical trial for CPI-444 at multiple centers in the United States and have expanded clinical testing to sites in Canada and Australia. In the future we may add clinical sites in other countries outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials for CPI-444 or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of CPI-444 or any other product candidates.

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

In connection with our Phase 1/1b clinical trial for CPI-444, we entered into a clinical trial collaboration agreement with Genentech in October 2015. Pursuant to the agreement, Genentech will provide access to, and supplies of, its investigational cancer immunotherapy, TECENTRIQ, to be used in combination with CPI-444 during the clinical trial. The collaboration operates under a joint development committee with equal representation from both companies. However, we and Genentech each have the right to terminate the agreement due to material breach by either party for safety considerations, if directed by a regulatory authority or if development of CPI-444 or TECENTRIQ is discontinued. If we fail to maintain our strategic collaboration with Genentech (1) the development of CPI-444 in combination with TECENTRIQ may be terminated or delayed; (2) our cash expenditures related to development of CPI-444 could increase significantly, and we may need to seek additional financing; (3) we may be required to hire additional employees or otherwise develop expertise for which we have not budgeted; (4) we will bear all of the risk related to the development of CPI-444 as a combination therapy; and (5) we will need to seek collaborations with other companies that have anti-PD-1 or anti-PD-L1 antibodies, which will significantly delay our development program.

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

All of our product candidates, if approved, will compete with a range of therapeutic treatments that are either in development or currently marketed. We are aware of companies that have advanced adenosine A2A receptor antagonists into early- or late-stage clinical development for non-oncology indications, primarily Parkinson’s disease. These companies include Merck & Co., Inc. and Biotie Therapies Corp. In addition, Kyowa Hakko Kirin Pharma, Inc. has approval in Japan for an adenosine A2A receptor antagonist for use in Parkinson’s disease and is currently conducting a Phase 3 study in the United States for Parkinson’s disease. Within oncology, Palobiofarma SL has begun a Phase 1 clinical dose finding trial with an adenosine A2A antagonist in lung cancer patients. Novartis has announced an exclusive licensing agreement with Palobiofarma. AstraZeneca plc has recently licensed an A2A receptor antagonist for use in cancer therapy and recently initiated a Phase 1 clinical trial in cancer patients. In addition, Juno Therapeutics, Inc. recently acquired Redoxtherapies, Inc., which is developing an A2A receptor antagonist for cancer. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (TECENTRIQ) and AstraZeneca (tremelimumab). Also, AstraZeneca and MedImmune LLC have recently announced the initiation of a Phase 1 study with an anti-CD73 antibody. Finally, Janssen Pharmaceuticals, Inc. and AbbVie Inc. are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently reply on several different manufacturers who supply different parts of the CPI-444 molecule, on one manufacturer for our anti-CD73 antibody and other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of CPI-444 or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

We currently are heavily reliant upon licenses of certain patent rights and proprietary technology from third parties that is important or necessary to the development of our technology and products, including technology related to our product candidates. For example, we rely on our license agreement with Vernalis for all of our rights with respect to the intellectual property covering our CPI-444 product candidate and certain development candidates under our A2B receptor antagonist program. Further, we rely on our license agreement with The Scripps Research Institute for rights related to our lead development candidate for our anti-CD73 program. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to develop and commercialize our technology and products in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review (“IPR”) proceedings and post-grant review (“PGR”) proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of an issued patent in Australia that may be relevant to commercialization of CPI-444 in that country. That Australian patent is expected to expire in 2022. Our ability to commercialize CPI-444 in Australia prior to 2022 could be adversely affected if we do not obtain a license under such patent. We are also aware of a corresponding patent application that has been issued in the United States and which is expected to expire in 2023. Our ability to commercialize CPI-444 in the United States prior to 2023 could be adversely affected if we do not obtain a license under such patent. However, to the extent that any claims of this patent may be interpreted to cover our potential uses of CPI-444, we do not believe that such claims would be valid and enforceable if asserted. We have filed a PGR petition challenging the patentability of certain claims of the patent. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patent applications that, if issued as patents, may be infringed by commercialization of CPI-444 or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2015, we had federal net operating loss (“NOL”) carryforwards of approximately $11.7 million and state NOL carryforwards of approximately $11.7 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2015, we also had $0.3 million of federal and $0.3 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. We may have experienced an ownership change prior to September 30, 2016, including in connection with our IPO. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

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

CORVUS PHARMACEUTICALS, INC.

Date: November 3, 2016	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

10.1(a)	Office Lease, dated as of January 27, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(a)

10.1(b)	First Amendment to Office Lease, dated as of March 19, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(b)

10.1(c)	Second Amendment to Office Lease, dated as of August 20, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC	S-1	1/4/2016	10.2(c)

10.1(d)	Third Amendment to Office Lease, dated as of June 27, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/4/2016	10.1(d)

10.1(e)	Fourth Amendment to Office Lease, dated as of August 15, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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