Form 10-K/A
period 2016-12-31
Corvus Pharmaceuticals, Inc.
filed 2017-04-03
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-37719

Corvus Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4670809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

863 Mitten Road, Suite 102 Burlingame, CA	94010
(Address of principal executive offices)	(Zip Code)

(650) 900-4520

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the 8,314,653 shares of Common Stock held by non-affiliates of the registrant was approximately $118.6 million, computed by reference to the closing price as reported on The NASDAQ Stock Market. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes. As of March 31, 2017, 20,934,514 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Corvus Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission, or SEC, on March 10, 2017 (the “Original Filing”). This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III to include the information required by Part III of the Original Filing.  In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the Original Filing.

Forward-Looking Statements

This Amendment No. 1 on Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and involve risks and uncertainties, which may cause results to differ materially from those set forth in the statements. The forward-looking statements may include statements regarding actions to be taken by us. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the section on forward-looking statements and in the risk factors in Item 1A of our Original Filing and in our periodic reports on Form 10-Q and Form 8-K.

CORVUS PHARMACEUTICALS, INC.

AMENDMENT NO. 1

to

ANNUAL REPORT ON FORM 10-K

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Information about our Board of Directors

The following sets forth information about our directors as of March 31, 2017.

Name	Age	Position/Office Held With the Company

Richard A. Miller, M.D.	66	President, Chief Executive Officer and Chairman of the Board
Peter Moldt, Ph.D.(1)(3)	58	Director
Steve E. Krognes(1)(2)	48	Director
Scott W. Morrison(1)(2)	59	Director
Ian T. Clark(2)(3)	56	Director
Elisha P. (Terry) Gould III(3)	60	Director
Peter Thompson, M.D.(2)	57	Director

(1)                                 Member of the Audit Committee.

(2)                                 Member of the Compensation Committee.

(3)                                 Member of the Nominating and Corporate Governance Committee.

Board Experience and Directorships

Richard A. Miller, M.D. Dr. Miller has served as our President and Chief Executive Officer since February 2014 and chairman of our board of directors since January 2014. From April 2012 to October 2014, Dr. Miller was Chairman and Chief Executive Officer of Graphea, Inc., a privately-held chemical company, which he founded. Dr. Miller served as Chief Commercialization Officer, Associate Dean and Research Professor in Chemistry at The University of Texas at Austin from September 2010 to December 2011. Dr. Miller founded Principia Biopharma Inc., a privately-held biopharmaceutical company, and served as its President and Chief Executive Officer and a member of its board of directors from January 2009 to February 2011. He served as President, Chief Executive Officer and Director of Pharmacyclics, Inc., a public biopharmaceutical company, from 1991, when he co-founded the company, to 2008. At Pharmacyclics, Dr. Miller led the initial discovery and development efforts for ibrutinib. Dr. Miller was a co-founder, Vice President and Director of IDEC Pharmaceuticals Corporation, a biotechnology company that merged with Biogen, Inc. in June 2003, where he led research efforts on lymphoma leading to the development of rituximab. Dr. Miller has been Adjunct Clinical Professor of Medicine (Oncology) at Stanford University Medical Center since 1991. Dr. Miller received a B.A. in Chemistry from Franklin & Marshall College and an M.D. from the State University of New York Medical School. He is board certified in both Internal Medicine and Medical Oncology. We believe Dr. Miller’s experience as an officer and director of pharmaceutical and biopharmaceutical companies provides him with the qualifications and skills to serve as a member of our board of directors.

Peter Moldt, Ph.D. Dr. Moldt has served as a member of our board of directors since January 2015. Since May 2012, Dr. Moldt has been employed as a Partner with Novo Ventures (US) Inc., which provides certain consultancy services to Novo A/S, a Danish limited liability company that manages investments and financial assets. From 2009 to May 2012, Dr. Moldt was employed as a Partner with Novo A/S. Dr. Moldt founded and served as Chief Executive Officer of Curalogic A/S, a publicly listed Danish pharmaceutical company, from 2004 through its liquidation in 2009. From 2000 to 2004, Dr. Moldt was Chief Operating Officer of 7TM Pharma A/S, a private biotechnology company, which he also co-founded. For the prior eleven years, Dr. Moldt held various positions with NeuroSearch A/S, a publicly listed Danish biotechnology company, including Director of Drug Development where he was responsible for all aspects of preclinical and clinical drug development. Dr. Moldt currently serves on the boards of directors of several private biotechnology and biopharmaceutical companies. He received an M.Sc. and a Ph.D. in Pharmacy and Medicinal Chemistry from the Royal Danish School of Pharmacy. He also holds a post doctorate at Yale University in the Department of Organic Chemistry. We believe Dr. Moldt is qualified to serve on our board of directors because of his extensive industry experience, his experience serving on the board of directors of numerous biopharmaceutical and biotechnology companies and his experience with venture capital investments

Steve E. Krognes. Mr. Krognes has served as a member of our board of directors since January 2016. Mr. Krognes has served as Chief Financial Officer of Denali Therapeutics Inc., a biotechnology company, since October 2015. From 2009 to September 2015, Mr. Krognes served as Senior Vice President and Chief Financial Officer at Genentech, Inc., a biotechnology company. From 2004 to 2009, he was Head of Mergers & Acquisitions at Roche Holding AG, a biotechnology company. Mr. Krognes served as Director of Mergers & Acquisitions at Danske Bank A/S, a Danish bank, from 2002 to 2003. He was a Venture Capitalist with Pylonia Ventures, a Norwegian venture investments company, from 2000 to 2002. From 1996 to 2000, he was a Management Consultant for McKinsey & Company, a consulting firm. Mr. Krognes has served as a member of the board of directors of the California Academy of Sciences, a private scientific and educational institution, since June 2014. He was a member of the board of directors and board executive committee of the California Life Sciences Association, a private industry organization, from September 2010 to September 2015. Mr. Krognes received a B.S. in Economics from the Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School. We believe Mr. Krognes’s experience in finance and the biotechnology industry provides him with the qualifications and skills to serve as a member of our board of directors.

Scott W. Morrison. Mr. Morrison has served as a member of our board of directors since December 2015. From 1996 to December 2015, Mr. Morrison was a Partner with Ernst & Young LLP, a public accounting firm, where he also served as U.S. Life Sciences Leader from 2002 to December 2015. He has served on the board of directors and as chair of the audit committee of Audentes Therapeutics, Inc., a public biotechnology company, since December 2015 and on the board of directors and as chair of the audit committee of Global Blood Therapeutics, Inc., a public biopharmaceutical company, since January 2016. Since January 2017, Mr. Morrison has served on the board of directors, as chair of the audit committee and as a member of the compensation committee of Symic Bio, Inc., a privately held biotechnology company. Mr. Morrison has also held roles on the boards of directors of numerous life sciences industry organizations. He received a B.S. in Business Administration from the University of California, Berkeley and is a certified public accountant (inactive). We believe Mr. Morrison’s experience in public accounting and the life sciences industry provides him with the qualifications and skills to serve as a member of our board of directors.

Ian T. Clark. Mr. Clark has served as a member of our board of directors since January 2017. Mr. Clark joined Genentech, Inc. in 2003 as senior vice president and general manager, BioOncology. He subsequently held a number of senior management positions and was appointed to CEO in January 2010 where he served until his recent retirement in December 2016. During his tenure, he led the Genentech Executive Committee and was a member of the Genentech Board of Directors. Prior to joining Genentech, Mr. Clark served as general manager of Novartis Canada and, before that, as chief operating officer for Novartis United Kingdom. Earlier in his career, Mr. Clark served as vice president of sales and marketing for Sanofi (Aventis) and for Ivax in the United Kingdom, France and Eastern Europe. Mr. Clark also serves on the boards of TerraVia Holdings, Inc., a public plant-based food, nutrition and specialty ingredients company, Kite Pharma, Inc., a public clinical-stage biopharmaceutical company, Agios Pharmaceuticals, Inc., a public biopharmaceutical company, Shire plc, a public biotech company, the Biotechnology Industry Organization (BIO) and the Gladstone Foundation, an independent, nonprofit life science research organization. He also serves as an advisor to the Institute of Life Sciences at Southampton University in the United Kingdom, as a member of the Federal Reserve Bank of San Francisco’s Economic Advisory Council, and as a member of the Technology Network Executive Council. Mr. Clark received a Bachelor of Science and an honorary doctorate in biological sciences from Southampton University. We believe Mr. Clark’s executive experience in the biopharmaceutical industry provides him with the qualifications and skills to serve as a member of our board of directors.

Elisha P. (Terry) Gould III. Mr. Gould has served as a member of our board of directors since November 2014. Mr. Gould is currently a Partner and Head of Venture/Growth Equity Investments at Adams Street Partners, LLC, a global private equity firm, and has been employed by Adams Street Partners or its predecessor organizations since 1994. Since 2006, Mr. Gould has served on the board of directors of OncoMed Pharmaceuticals, Inc., a public biotechnology company. He also currently serves on the boards of directors of several private companies. Mr. Gould received an A.B. in Engineering Science from Dartmouth College and an M.B.A. from the Stanford University Graduate School of Business. We believe Mr. Gould’s experience in the venture capital industry and as director of a pharmaceutical company provides him with the qualifications and skills to serve as a member of our board of directors.

Peter Thompson, M.D. Dr. Thompson served as a member of our board of directors since November 2014. Dr. Thompson currently serves as a Private Equity Partner for OrbiMed Advisors LLC, an investment firm focused on the healthcare sector, where he previously served as Venture Partner since joining in September 2010. Dr. Thompson has served as a director of Adaptimmune Therapeutics plc, a biopharmaceutical company, since September 2014. Dr. Thompson currently serves on the boards of directors of several private companies. He is a board-certified internist and oncologist and has served as Affiliate Professor of Neurosurgery at the University of Washington since January 2010. Dr. Thompson co-founded and served as the Chief Executive Officer of Trubion Pharmaceuticals, Inc., a biopharmaceutical company, from 2002 to 2009. He was a medical staff fellow at the National Cancer Institute from 1985 to 1992. Dr. Thompson holds a Sc. B. in Molecular Biology and Mathematics from Brown University and an M.D. from Brown University Medical School. We believe Dr. Thompson’s venture capital and management experience in the pharmaceutical industry provides him with the qualifications and skills to serve as a member of our board of directors.

Meetings of the Board of Directors

The board of directors met seven times and did not act by unanimous written consent during the fiscal year ended December 31, 2016. The audit committee met five times, the compensation committee met two times and the nominating and corporate governance committee met one time and acted by unanimous written consent one time. Each member of the board of directors, excluding Mr. Clark, who was elected as a member of the board of directors in January 2017, and Mr. Krognes, who attended 50% of the compensation committee meetings held in 2016, attended at least 75% of the aggregate number of meetings of our board of directors, and of the committees on which he served, held during the last fiscal year. We encourage all of our directors and nominees for director to attend our annual meeting of stockholders; however, attendance is not mandatory.

Corporate Governance Guidelines

The board of directors has documented our governance practices in our corporate governance guidelines to assure that the board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The corporate governance guidelines set forth certain practices the board will follow with respect to board composition, board committees, board nomination, director qualifications and evaluation of the board and committees. The corporate governance guidelines and the charter for each committee of the board of directors may be viewed at www.corvuspharma.com.

Leadership Structure of the Board

Our Bylaws and corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of chairperson of the board of directors and Chief Executive Officer and/or the implementation of a lead director in accordance with its determination that utilizing one or the other structure would be in our best interests. Dr. Miller currently serves as the chairperson of our board of directors. In that role, Dr. Miller presides over the meetings of our board of directors.

Our board of directors has concluded that our current leadership structure is appropriate at this time. However, our board of directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The audit committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. Our nominating and governance committee monitors the effectiveness of our corporate governance guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Committees of the Board of Directors

Our board of directors has the following standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below.

Name	Audit	Compensation	Nominating and Corporate Governance
Richard A. Miller, M.D.	—	—	—
Peter Moldt, Ph.D.	X	—	X
Scott W. Morrison	X(1)	X	—
Steve E. Krognes	X	X	—
Peter Thompson, M.D.	—	X(1)	—
Elisha P. (Terry) Gould III	—	—	X(1)
Ian T. Clark	—	X	X
Total meetings in 2016	5	2	1

(1)         Committee Chairman

Below is a description of each committee of the board of directors.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•                  appoints our independent registered public accounting firm;

•                  evaluates the independent registered public accounting firm’s qualifications, independence and performance;

•                  determines the engagement of the independent registered public accounting firm;

•                  reviews and approves the scope of the annual audit and the audit fee;

•                  discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;

•                  approves the retention of the independent registered public accounting firm to perform any proposed permissible audit and non-audit services;

•                  monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;

•                  is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•                  reviews our critical accounting policies and estimates; and

•                  annually reviews the audit committee charter and the audit committee’s performance.

The current members of our audit committee are Mr. Krognes, Dr. Moldt and Mr. Morrison. Mr. Morrison serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our board of directors has determined that Mr. Morrison is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our board of directors has determined that each of the members of our audit committee is independent under the applicable rules of NASDAQ. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ which is available on our corporate website at www.corvuspharma.com.

Compensation Committee

Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and sets or makes recommendations to our board of directors regarding the compensation of our Chief Executive Officer and other executive officers. The compensation committee also reviews and makes recommendations to our board of directors regarding director compensation. In addition, the compensation committee reviews and approves or makes recommendations to our board of directors regarding our incentive compensation and equity-based plans. The compensation committee periodically reviews and evaluates the performance of the compensation committee and its members and must annually review and reassess the compensation committee charter and recommend any changes to our board of directors.

The current members of our compensation committee are Mr. Clark, Mr. Krognes, Mr. Morrison, and Dr. Thompson. Dr. Thompson serves as the chairperson of the committee. Each of the members of our compensation committee is independent under the applicable rules and regulations of NASDAQ and is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (162(m)). Each of Mr. Clark, Mr. Krognes, and Mr. Morrison is also a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. Mr. Thompson will not be a “non-employee director” if OrbiMed Private Investments V, LP continues to own more than ten percent (10%) of our capital stock. In such event and until such time as the compensation committee is comprised solely of “non-employee directors,” equity compensation awards to directors and executive officers will be approved by our board of directors. The compensation committee operates under a written charter which is available on our corporate website at www.corvuspharma.com.

Our executive officers submit proposals to the board and the compensation committee regarding our executive and director compensation. Our Chief Executive Officer also annually reviews the performance of each executive officer and makes recommendations regarding their compensation. The compensation committee considers those recommendations in determining base salaries, adjustments to base salaries, annual cash bonus program targets and awards and equity awards, if any, for the executive officers and other members of senior management.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our board of directors concerning governance matters.

The current members of our nominating and corporate governance committee are Mr. Clark, Mr. Gould and Dr. Moldt. Mr. Gould serves as the chairman of the committee. Each of the members of our nominating and corporate governance committee is an independent director under the applicable rules and regulations of NASDAQ relating to nominating and corporate governance committee independence. The nominating and corporate governance committee operates under a written charter which is available on our corporate website at www.corvuspharma.com.

The nominating and corporate governance committee will consider director candidates recommended by stockholders. For a stockholder to make any recommendation or nomination for election to the board of directors at an annual meeting, the stockholder must provide notice to the Company, which notice must be delivered to, or mailed and received at, the Company’s principal executive offices not less than 90 days and not more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting, or, if later, the 10th day following the date on which public disclosure of the date of such annual meeting is made. Further updates and supplements to such notice may be required at the times, and in the forms, required under our bylaws. As set forth in our bylaws, submissions must include the name and address of the proposed nominee, information regarding the proposed nominee that is required to be disclosed in a proxy statement or other filings in a contested election pursuant to Section 14(a) under the Exchange Act, information regarding the proposed nominee’s indirect and direct interests in shares of the Company’s common stock, and a completed and signed questionnaire, representation and agreement of the proposed nominee. Our Bylaws also specify further requirements as to the form and content of a stockholder’s notice. We recommend that any stockholder wishing to make a nomination for director review a copy of our Bylaws, as amended and restated to date, which is available, without charge, from our Secretary, Corvus Pharmaceuticals, Inc., 863 Mitten Road, Suite 102, Burlingame, CA 94010.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including, but not limited to, the following:

•                  diversity of personal and professional background, perspective and experience;

•                  personal and professional integrity, ethics and values;

•                  experience in corporate management, operations or finance, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today’s business environment;

•                  experience relevant to our industry and relevant social policy concerns;

•                  experience as a board member or executive officer of another publicly held company;

•                  relevant academic expertise or other proficiency in an area of the our operations;

•                  practical and mature business judgment, including ability to make independent analytical inquiries;

•                  promotion of a diversity of business or career experience relevant to our success; and

•                  any other relevant qualifications, attributes or skills.

Our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Stockholder Communications with the Board of Directors

The board of directors will consider any written or electronic communication from our stockholders to the board, a committee of the board or any individual director. Any stockholder who wishes to communicate to the board of directors, a committee of the board or any individual director should submit written or electronic communications to our Secretary at our principal executive offices, which shall include contact information for such stockholder. All communications from stockholders received shall be forwarded by our Secretary to the board of directors, a committee of the board or an individual director, as appropriate, on a periodic basis, but in any event no later than the board of director’s next scheduled meeting. The board of directors, a committee of the board, or individual directors, as appropriate, will consider and review carefully any communications from stockholders forwarded by our Secretary.

Material Changes to Nominee Recommendation Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board in 2016.

Information about our Executive Officers

The following sets forth information about our executive officers as of March 31, 2017.

Name	Position	Age
Richard A. Miller, M.D.	President and Chief Executive Officer, Director	66
Jason V. Coloma, Ph.D.	Senior Vice President and Chief Business Officer	41
William B. Jones, Ph.D.	Vice President, Pharmaceutical Development	52
Leiv Lea	Chief Financial Officer	63
Erik J. Verner, Ph.D.	Vice President, Chemistry Research	52

The following is biographical information as of March 31, 2017 for our executive officers other than Richard A. Miller, M.D., whose biographical information is included under “Information about our Board of Directors” above.

Jason V. Coloma, Ph.D., Senior Vice President and Chief Business Officer. Dr. Coloma has served as our Senior Vice President and Chief Business Officer since June 2016. Dr. Coloma held several positions, including most recently, Vice President and Global Head of Oncology Business Development, at the Roche Group and Genentech Inc., a biopharmaceutical development company and member of the Roche Group from 2008 until 2016. He also was a strategy consultant at L.E.K. Consulting from 2007-2008 and held research positions at the University of California, San Francisco from 2002-2005. Dr. Coloma received a B.S. in Biology from the University of San Francisco, a Ph.D. and M.P.H. in Infectious Diseases and Immunity from the University of California, Berkeley and an M.B.A. from the Tuck School of Business at Dartmouth.

William B. Jones, Ph.D., Vice President, Pharmaceutical Development. Dr. Jones has served as our Vice President, Pharmaceutical Development since December 2014. Dr. Jones was Director of Global Regulatory Affairs in the oncology business unit of Sanofi US, LLC, a pharmaceutical company, from December 2012 to December 2014. From 2008 to March 2012, Dr. Jones was Director of Project Management & Regulatory at Pharmacyclics, Inc., a biopharmaceutical company. Dr. Jones served as Associate Director of Development for Plexxikon, Inc., a pharmaceutical company, from 2005 to 2007. From 2002 to 2005, he was Senior Project Manager at Vertex Pharmaceuticals, Inc., a biotechnology company. Dr. Jones received a B.S. and a Ph.D. in Chemistry from the University of Cincinnati and an M.B.A. from Babson College. He completed a post-doctoral fellowship at the University of Oxford.

Leiv Lea, Chief Financial Officer. Mr. Lea has served as our Chief Financial Officer since November 2014. Mr. Lea was a financial consultant from 2009 to November 2014. From 1998 to 2008, Mr. Lea served as Chief Financial Officer of Pharmacyclics, Inc., a biopharmaceutical company. From 1996 to 1997, he was a financial consultant. From 1986 to 1996, Mr. Lea served as Chief Financial Officer of Margaux, Inc., a refrigeration equipment manufacturer. He received a B.S. in Agricultural Economics from the University of California, Davis and an M.B.A. from the Anderson School at the University of California, Los Angeles.

Erik J. Verner, Ph.D., Vice President, Chemistry Research. Dr. Verner has served as our Vice President, Chemistry Research since January 2015. From March 2011 to December 2014, Dr. Verner was Director of Chemistry for Principia Biopharma Inc., a biopharmaceutical company. Dr. Verner served as Director of Chemistry of Pharmacyclics, Inc., a biopharmaceutical company, from 2008 to February 2011, where he served as a principal scientist from 2006 to 2008. From 1996 to 2006, Dr. Verner was a principal scientist at Axys Pharmaceuticals, Inc. (formerly Arris Pharmaceuticals, Incorporated), a biotechnology company, and Celera Corporation, a subsidiary of Axys Pharmaceuticals, Inc. He was a senior scientist at Immunopharmaceutics, Inc., a biotechnology company, from 1993 to 1996. Dr. Verner received a B.S. in Chemistry from the University of Idaho and a Ph.D. in Organic Chemistry from the University of Pittsburgh.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our corporate website at www.corvuspharma.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2016, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner.

Item 11.         Executive Compensation

Director Compensation

Director Compensation Table—Year Ended December 31, 2016

The following table presents information regarding the compensation paid for the fiscal year ended December 31, 2016 to members of our board of directors who are not also employed by us or any of our subsidiaries (our non-employee directors). The compensation paid to Richard A. Miller, who is also our president and chief executive officer, is set forth in the section titled “Executive Compensation” below. Dr. Miller was not entitled to receive additional compensation for his service as a director:

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS (1) ($)	TOTAL ($)
Ian T. Clark(2)	—	—	—
Elisha P. (Terry) Gould III	33,313	305,765	339,078
Steve E. Krognes	48,338	305,765	354,103
Peter Moldt, Ph.D.	—	—	—
Scott W. Morrison	61,668	—	61,668
Peter Thompson, M.D.	36,412	305,765	342,177

(1)                                 Amounts reported in the Option Awards column represent the grant date fair values of stock options calculated in accordance with Financial Account Standards Board (FASB) ASC Topic 718, Compensation—Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 11 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. As of December 31, 2016, our non-employee directors held outstanding options to purchase shares of our common stock as follows: Mr. Gould, 30,000; Mr. Krognes, 30,000; Mr. Morrison, 30,000; and Dr. Thompson, 30,000. Other than these options, none of our non-employee directors held any other equity awards in the Company on that date.

(2)                                 Appointed as a director in January 2017.

Director Compensation

In December 2015, our board of directors approved a compensation policy for our non-employee directors (the “Director Compensation Program”). Pursuant to our Director Compensation Program, our non-employee directors receive cash compensation, paid quarterly in arrears, as follows:

•                  Each non-employee director receives an annual cash retainer in the amount of $35,000.

•                  The chairperson of the board receives additional annual cash compensation of $30,000 for such chairperson’s service on the board of directors.

•                  The chairperson of the audit committee receives additional annual cash compensation in the amount of $20,000 for such chairperson’s service on the audit committee. Each non-chairperson member of the audit committee receives additional annual cash compensation in the amount of $10,000 for such member’s service on the audit committee.

•                  The chairperson of the compensation committee receives additional annual cash compensation in the amount of $12,000 for such chairperson’s service on the compensation committee. Each non-chairperson member of the compensation committee receives additional annual cash compensation in the amount of $6,000 for such member’s service on the compensation committee.

•                  The chairperson of the nominating and corporate governance committee receives additional annual cash compensation in the amount of $8,000 for such chairperson’s service on the nominating and corporate governance committee. Each non-chairperson member of the nominating and corporate governance committee receives additional annual cash compensation in the amount of $4,000 for such member’s service on the nominating and corporate governance committee.

In addition, under the Director Compensation Program, each non-employee director who is elected or appointed to our board of directors will automatically be granted an option to purchase 30,000 shares of our common stock upon the director’s initial appointment or election to our board of directors, referred to as the Initial Grant. In addition, each non-employee director who is serving on our board of directors immediately following an annual stockholder’s meeting will automatically be granted an annual option to purchase 15,000 shares of our common stock on the date of such annual stockholder’s meeting, referred to as the Annual Grant. The Initial Grant will vest as to 1/3rd of the shares subject to the Initial Grant on each anniversary of the applicable grant date, subject to continued service through the applicable vesting date. The Annual Grant will vest as to all of the shares subject to the Annual Grant on the earlier of the first anniversary of the applicable grant date or the next annual stockholders’ meeting, subject to continued service through the vesting date. All equity awards, including any Initial Grants and Annual Grants, held by our non-employee directors will vest in full immediately prior to the occurrence of a change in control.

In connection with our IPO, in March 2016, our board of directors approved the grant of an option to purchase 30,000 shares of our common stock to automatically be made to each of Mr. Gould, Mr. Krognes and Dr. Thompson. Each such option has an exercise price per share equal to the IPO price of $15.00 per share and vests and becomes exercisable in equal installments on each of the first three anniversaries of the IPO, subject to continued service through the applicable vesting date. Mr. Morrison was previously granted an option to purchase 30,000 shares of our common stock on December 31, 2015.

Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers, or NEOs. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

This section discusses the material components of our executive compensation program and compensation for our named executive officers (“NEOs”) for the year ended December 31, 2016.

Our NEOs for the year ended December 31, 2016 were:

•                  Richard A. Miller, M.D., President and Chief Executive Officer;

•                  Jason Coloma, Ph.D., Senior Vice President and Chief Business Officer; and

•                  Leiv Lea, Chief Financial Officer.

Dr. Coloma joined the Company as our Senior Vice President and Chief Business Officer on June 8, 2016.

Summary Compensation Table

The following table sets forth information for each of the last two completed fiscal years regarding compensation awarded to our NEOs.

Name and principal position	Fiscal year	Base salary ($)	Bonus ($)	Stock awards ($)	Option awards ($) (1)	Non-equity Incentive plan compensation ($)	All other compensation ($)	Total ($)
Richard A. Miller, M.D.	2016	291,770	—	—	7,246,296	—	—	7,538,066
President and Chief Executive Officer	2015	252,769	—	—	500,097	—	—	752,866
Jason Coloma, Ph.D. (2)(3)	2016	214,031	—	—	1,890,305	—	198,750	2,303,086
Senior Vice President and Chief Business Officer	2015	—	—	—	—	—	—	—
Leiv Lea	2016	264,904	—	—	938,545	—	—	1,203,449
Chief Financial Officer	2015	225,865	—	—	62,512	—	—	288,377

(1)                                 The amounts reported in this column reflect the grant date fair values of stock options granted to the named executive officers calculated in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 15, Stock-Based Compensation, to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

(2)                                 Dr. Coloma’s other compensation includes a sign-on bonus of $168,750 and a housing allowance of $30,000.

(3)                                 Dr. Coloma’s employment with the Company commenced in June 2016.

Outstanding Equity Awards at December 31, 2016

The following table presents information regarding the outstanding stock options and stock awards held by each of the named executive officers as of December 31, 2016.

		Option Awards				Stock Awards
	Vesting Commencement	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares of Stock That Have Not	Market Value of Shares of Stock That Have Not
Name	Date	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)(1)
Richard A. Miller, M.D.	11/26/2014(2)	—	—	—	—	290,462	4,153,607
	9/16/2015(3)	—	—	—	—	110,000	1,573,000
	3/22/2016 (4),(5)	500,000	—	15.00	3/21/2026	—	—
	12/7/2016(4)	—	160,000	16.37	12/6/2026	—	—
Jason Coloma, Ph.D.	6/8/2016(6)	—	200,000	13.34	6/7/2026	—	—
Leiv Lea	11/26/2014(2)	—	—	—	—	58,091	830,701
	9/16/2015(3)	—	—	—	—	13,750	196,625
	3/22/2016(4)	11,250	48,750	15.00	3/21/2026	—	—
	12/7/2016(4)	—	25,000	16.37	12/6/2026	—	—

(1)                                 The market value of the restricted stock is calculated by multiplying the closing stock price of our common stock as of December 30, 2016 ($14.30) by the number of shares subject to the award.

(2)                                 Represents restricted stock acquired by the named executive officer (directly or through a trust) for fair market value on the date of purchase, as determined by our board of directors, which were later subjected to vesting conditions. The shares of restricted stock held by the named executive officers (directly or through a trust) vest in substantially equal monthly installments through November 26, 2017, subject to the named executive officer’s continued service to us through the vesting date.

(3)                                 Represents shares of our common stock acquired upon the early exercise of stock options by the applicable holder that are subject to a right of repurchase in favor of the Company in the event the named executive officer terminates employment with us prior to vesting. The shares vest in 48 substantially equal monthly installments from the vesting commencement date subject to the named executive officer’s continued service to us through the vesting date.

(4)                                 This option vests monthly over 48 months from the vesting commencement date, subject to the named executive officer’s continued service to us through the vesting date.

(5)                                 This option is immediately exercisable, provided that any shares acquired prior to vesting are subject to a right of repurchase in favor of the Company in the event the named executive officer terminates employment with us prior to vesting.

(6)                                 This option vests as to 25% of the total number of shares subject to the option on the first anniversary of the vesting commencement date and the remaining 75% of the total number of shares subject to the option will vest in 36 substantially equal installments on the last day of each of the 36 months following the first anniversary of the vesting commencement date, subject to the named executive officer’s continuous employment through each vesting date.

Base Salaries and Annual Bonuses

In March 2016, Dr. Miller’s base salary was increased from $250,000 to $300,000. In March 2016, Mr. Lea’s annual base salary was increased from $225,000 to $275,000. Pursuant to his employment agreement entered into in connection with his commencement of employment with us in June 2016, Dr. Coloma’s annual base salary was set at $376,000. Our named executive officers are eligible to receive annual performance-based bonuses in the discretion of the board of directors, but did not receive any bonuses for 2016.

Equity Awards

In connection with our IPO in March 2016, we granted to Dr. Miller and Mr. Lea options to purchase 500,000 and 60,000 shares of our common stock, respectively, which vest as to 1/48th of the shares underlying the option on each monthly anniversary of March 22, 2016, subject to the executive’s continued service to the Company. In addition, in December 2016, we granted to Dr. Miller and Mr. Lea options to purchase 160,000 and 25,000 shares of our common stock, respectively, which vest as to 1/48th of the shares underlying the option on each monthly anniversary of December 7, 2016, subject to the executive’s continued service to the Company.

In connection with Dr. Coloma’s commencement of employment in June 2016, we granted to Dr. Coloma an option to purchase 200,000 shares of our common stock, which vests as to 25% of the shares underlying the option on the first anniversary of his hire date and as to 1/48th of the shares underlying the option on each monthly anniversary thereafter, subject to his continued service to the Company.

Employment, Severance and Change in Control Arrangements

We have entered into written employment agreements and change in control and severance agreements with Dr. Miller, Dr. Coloma and Mr. Lea. Pursuant to their respective agreements, each named executive officer is entitled to severance payments upon the occurrence of certain terminations of employment.

Dr. Miller and Mr. Lea.

We entered into employment agreements with Dr. Miller and Mr. Lea in November 2014, which were amended and restated in December 2015, setting forth the terms of their employment as our President and Chief Executive Officer and our Chief Financial Officer, respectively. These employment agreements provided for initial base salaries, eligibility for annual discretionary bonuses and the grants of discretionary equity awards, and standard benefit plan participation. The employment agreements also provide for severance payments upon the occurrence of certain terminations of employment, as described below.

Jason V. Coloma, Ph.D.

We entered into an employment agreement and a change in control and severance agreement with Dr. Coloma in June 2016 in connection with his appointment as our Senior Vice President and Chief Business Officer. Pursuant to his employment agreement, we agreed to pay Dr. Coloma an initial annual base salary of $376,000 which could be increased (or decreased) from time to time based on the review of our Compensation Committee. Dr. Coloma is also eligible to receive discretionary annual bonuses and grants of equity awards. In addition, we also agreed to pay Dr. Coloma a $225,000 sign on bonus to be paid as follows: $112,500 on the first payroll date following his employment date, $56,250 on the first payroll date on or following the six month anniversary of his employment date and $56,250 on the first payroll date on or following the first anniversary of his employment date. In the event Dr. Coloma terminates his employment prior to the first anniversary of his hire date, he must repay the amounts of the sign on bonus paid to him prior to such termination date. We also agreed to reimburse Dr. Coloma up to $30,000 for temporary housing expenses. Dr. Coloma’s change in control agreement provides for severance upon the occurrence of certain terminations of employment, as described below.

Change in Control and Severance Benefits.

Pursuant to Dr. Miller’s and Mr. Lea’s employment agreements, as amended and restated, and Dr. Coloma’s change in control and severance agreement, in the event that the executive’s employment is terminated by us other than for Cause, or by the executive for Good Reason (each as defined below) at any time other than during the twelve month period immediately following a change in control of the Company, the executive is entitled to receive (i) severance payments in an amount equal to nine, or, in the case of Dr. Miller, twelve, months of his then-existing base salary; and (ii) continued healthcare coverage for the earlier of nine, or, in the case of Dr. Miller, twelve, months, or the date the executive and his dependents, if any, become eligible for healthcare coverage under another employer’s plan(s). In addition, each outstanding equity award that vest subject to the executive’s continued employment will automatically become vested, and, if applicable, all restrictions thereon will lapse, in each case, with respect to (i) in the case of Mr. Lea and Dr. Coloma, the number of shares that would have vested in the nine month period following such termination had the executive remained employed or (ii) in the case of Dr. Miller, (a) 100% of the shares subject thereto if the termination occurs prior to the second anniversary of the effective date of the amended and restated agreement or (b) the number of shares that would have vested in the twelve month period following such termination had Dr. Miller remained employed if the termination occurs after the second anniversary of the effective date of the amended and restated agreement.

Furthermore, pursuant to Dr. Miller’s and Mr. Lea’s employment agreements, as amended and restated, and Dr. Coloma’s change in control and severance agreement, in the event that the executive’s employment is terminated by us other than for “cause”, or by the executive for “good reason” (each as defined below) during the twelve month period immediately following a change in control of the Company, the executive is entitled to receive (i) severance payments in an amount equal to the sum of twelve, or in the case of Dr. Miller, eighteen, months of his then-existing base salary plus 100%, or, in the case of Dr. Miller, 150%, of his target bonus opportunity; and continued healthcare coverage until the earlier of twelve, or in the case of Dr. Miller, eighteen, months following termination, or the date the executive and his dependents, if any, become eligible for healthcare coverage under another employer’s plan(s). In addition, each outstanding equity award that vests subject to executive’s continued employment will automatically become vested, and, if applicable, all restrictions thereon will lapse, in each case, with respect to 100% of the shares subject thereto.

Any such severance payments and accelerated vesting are subject to the executive’s timely execution and non-revocation of a general release of claims against us and our affiliates.

With respect to each of Dr. Miller and Mr. Lea’s employment agreements and Dr. Coloma’s change in control and severance agreement:

•                  “Cause” means, subject to certain notice requirements and cure rights, the occurrence of any of the following events, as determined by our board of directors or a committee designated by our board, in its sole discretion: the executive’s (i) commission of any felony or any crime involving fraud, dishonesty, or moral turpitude under the laws of the United States or any state thereof; attempted commission of, or participation in, a fraud or act of dishonesty against us; intentional, material violation of any contract or agreement with us or of any statutory duty owed to us; (iv) unauthorized use or disclosure of our confidential information or trade secrets; gross misconduct; or, with respect to Dr. Miller’s employment agreement, (vi) willful failure to perform his duties and responsibilities to us.

•                  “Good Reason” means, subject to certain notice requirements and cure rights, the executive’s resignation from all positions he then holds with us if (i) there is a material diminution in his duties and responsibilities with us; provided, however, that a change in title or reporting relationship will not constitute good reason; (ii) there is a material reduction of his base salary; provided, however, that a material reduction in base salary pursuant to a salary reduction program affecting all or substantially all of our employees and that does not adversely affect the executive to a greater extent than other similarly situated employees shall not constitute good reason; or (iii) the executive is required to relocate his primary work location to a facility or location that would increase his one-way commute distance by more than twenty-five (25) miles from his primary work location as of immediately prior to such change.

Pursuant to their respective agreements, our named executive officers are bound by certain restrictive covenants, including covenants relating to confidentiality and/or assignment of intellectual property rights. In addition, each named executive officer is bound by covenants not to solicit our officers or employees during employment and for a specified period following termination of employment. Each named executive officer is also bound by a covenant not to disparage us or our employees, clients, directors or agents or divert or attempt to divert any of our actual or potential business.

Defined Contribution Plan

We maintain a 401(k) retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Internal Revenue Code, on a pre-tax or after-tax (Roth) basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Perquisites

We provide only limited perquisites and other personal benefits to our named executive officers, including the payment of life insurance premiums and relocation assistance. We do not view these benefits as a significant component of our executive compensation program.

The Compensation Committee monitors our compensation programs on an annual basis and expects to make modifications as necessary to address any changes in our business or risk profile

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of our board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2017, by: (i) each of our directors; (ii) each of our named executive officers as set forth in the summary compensation table above; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. This table is based upon information supplied by officers, directors and principal stockholders and Forms 3, Forms 4, Forms 5 and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and dispositive power with respect to the shares indicated as beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2017 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Applicable percentages are based on 20,934,514 shares outstanding on March 31, 2017, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Corvus Pharmaceuticals, Inc., 863 Mitten Road, Suite 102, Burlingame, CA 94010.

	Shares of Common Stock Beneficial Ownership
Name of Beneficial Owner	Common Stock	Securities Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percent of Total
5% and Greater Stockholders
OrbiMed Private Investments V, L.P.(1)	5,379,349	—	5,379,349	25.7%
Novo A/S(2)	3,224,046	—	3,224,046	15.4%
Entities affiliated with Adams Street Partners(3)	2,687,381	—	2,687,381	12.8%
FMR LLC(4)	2,302,497	—	2,302,497	11.0%
Executive Officers and Directors
Richard A. Miller, M.D.(5)	977,293	496,669	1,473,962	6.9%
Ian T. Clark	—	—	—	—
Elisha P. (Terry) Gould III(6)	2,687,381	10,000	2,697,381	12.9%
Steve E. Krognes (7)	—	10,000	10,000	*

	Shares of Common Stock Beneficial Ownership
Name of Beneficial Owner	Common Stock	Securities Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percent of Total
Peter Moldt, Ph.D.(8)	—	—	—	—
Scott W. Morrison(9)	—	10,000	10,000	*
Peter Thompson, M.D.(10)	5,379,349	10,000	5,389,349	25.7%
Jason Coloma, Ph.D.	—	—	—	—
Leiv Lea(11)	149,206	20,521	169,727	*
All executive officers and directors as a group (11 persons)(12)	9,370,775	620,733	9,991,508	46.4%

*                 Denotes ownership percentage less than one percent.

(1)                                 As reported on Form 4 filed with the SEC on June 27, 2016 by Peter A. Thompson, M.D., Samuel D. Isaly, Orbimed Advisors LLC and Orbimed Capital GP V LLC. OrbiMed Capital GP V LLC (OrbiMed GP) is the sole general partner of OrbiMed Private Investments V, LP (OrbiMed V), and OrbiMed Advisors LLC (OrbiMed Advisors), a registered adviser under the Investment Advisers Act of 1940, as amended, is the sole managing member of OrbiMed GP. Samuel D. Isaly, a natural person, is the managing member of, and holder of a controlling interest in, OrbiMed Advisors. By virtue of such relationships, OrbiMed GP, OrbiMed Advisors and Mr. Isaly may be deemed to have voting and investment power with respect to the shares held by OrbiMed V noted above and as a result may be deemed to have beneficial ownership over such shares. Peter Thompson, M.D., is an employee of OrbiMed Advisors and was its designee to our board of directors to an amended and restated voting agreement that terminated upon our IPO. Each of OrbiMed GP, OrbiMed Advisors, Mr. Isaly and Dr. Thompson disclaims beneficial ownership of the shares held by OrbiMed V, except to the extent of its or his pecuniary interest therein, if any. The address of OrbiMed Advisors is 601 Lexington Avenue (at 53rd Street), 54th Floor, New York, NY 10022-4629.

(2)                                 As reported on Form 4 filed with the SEC on May 16, 2016 by Novo A/S. Shares held by Novo A/S, a Danish limited liability company. The board of directors of Novo A/S, which is currently comprised of Sten Scheibye, Goran Ando, Jeppe Christiansen, Steen Riisgaard and Per Wold-Olsen, has shared voting and investment power with respect to these shares and may exercise such control only with the support of a majority of the board. As such, no individual member of the board is deemed to hold any beneficiary ownership in these shares. Dr. Peter Moldt, a member of our board of directors, is employed as a Partner of Novo Ventures (US) Inc., which provides certain consultancy services to Novo A/S, and is not deemed to beneficially own or have a pecuniary interest in the shares held by Novo A/S. The address of Novo A/S is Tuborg Havnevej 19, 2900 Hellerup, Denmark.

(3)                                 As reported on Schedule 13G filed with the SEC on February 13, 2017 by Adams Street Partners, LLC. Consists of (a) 694,854 shares of common stock held by Adams Street 2011 Direct Fund LP; (b) 715,361 shares of common stock held by Adams Street 2012 Direct Fund LP; (c) 541,133 shares of common stock held by Adams Street 2013 Direct Fund LP and (d) 736,033 shares of common stock held by Adams Street 2014 Direct Fund LP. The address of Adams Street Partners LLC is One North Wacker Drive, Suite 2200, Chicago, IL 60606-2823.

(4)                                 As reported on Schedule 13G/A (Amendment No. 1) filed with the SEC on February 144, 2017 by FMR LLC (“FMR”) and Abigail P. Johnson. Consists of an aggregate of 2,302,497 shares beneficially owned by FMR. Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. FMR has its principal business office at 245 Summer Street, Boston MA 02210.

(5)                                 Consists of (a) 977,293 shares of common stock held by Richard A. Miller and Sandra J. Horning, Trustees of the Miller-Horning Family Trust u/a/d January 25, 1985 (Miller-Horning Trust), of which 320,647 shares were subject to repurchase within 60 days of March 31, 2017, and (b) 496,669 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of March 31, 2017. The exercisable options include 480,002 options with an early exercise provision, 354,166 of which are unvested at May 30, 2017. Dr. Miller has shared voting, investment and dispositive power over the shares held by the Miller-Horning Trust.

(6)                                 Consists of (a) 694,854 shares of common stock held by Adams Street 2011 Direct Fund LP; (b) 715,361 shares of common stock held by Adams Street 2012 Direct Fund LP; (c) 541,133 shares of common stock held by Adams Street 2013 Direct Fund LP, (d) 736,033 shares of common stock held by Adams Street 2014 Direct Fund LP and (e) 10,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of March 31, 2017. Mr. Gould disclaims beneficial ownership of the shares listed in footnote (3), except to the extent of his pecuniary interest therein.

(7)                                 Consists of 10,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of March 31, 2017.

(8)                                 Dr. Moldt is employed as a partner of Novo Ventures (US) Inc., which provides certain consultancy services to Novo A/S, and is not deemed to beneficially own or have a pecuniary interest in the shares held by Novo A/S.

(9)                                 Consists of 10,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of March 31, 2017.

(10)                          Consists of 5,379,349 shares of common stock held by OrbiMed Private Investments V, L.P. (“OrbiMed”). Dr. Thompson disclaims beneficial ownership of the shares held by OrbiMed except to the extent of his pecuniary interest therein. Also consists of 10,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of March 31, 2017.

(11)                          Consists of 149,206 shares of common stock held by Mr. Lea and Deborah Karlson, Trustees of the Karlson Lea Family Trust UTA dated February 11, 1998 (Karlson Lea Trust), of which 57,129 shares were subject to repurchase within 60 days of March 31, 2017 and 20,521 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of March 31, 2017. Mr. Lea has shared voting, investment and dispositive power over the shares held by the Karlson Lea Trust.

(12)                          Includes 9,370,775 shares of common stock, of which 373,045 shares were subject to repurchase within 60 days of March 31, 2017 and 620,733 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of March 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by stockholders(1)(2)(3)	2,350,582	$11.88	2,675,600	5,026,182
Equity compensation plans not approved by stockholders	—	—	—	—
Total	2,350,582	$11.88	2,675,600	5,026,182

(1)         Includes the 2014 Equity Incentive Award Plan, as amended, 2016 Equity Incentive Award Plan and the 2016 Employee Stock Purchase Plan.

(2)         The 2016 Equity Incentive Award Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the 2016 Equity Incentive Award Plan shall be increased on the first day of each year beginning in 2017 and ending in 2026, equal to the lesser of (A) four percent (4.0%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 15,000,000 shares of stock (subject to stock splits, dividends, recapitalizations and the like) may be issued upon the exercise of incentive stock options.

(3)         The 2016 Employee Stock Purchase Plan contains an “evergreen” provision, pursuant to which the maximum number of shares of our common stock authorized for sale under the 2016 Employee Stock Purchase Plan shall be increased on the first day of each year beginning in 2017 and ending in 2026, equal to the lesser of (A) one percent (1.0%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such number of shares of common stock as determined by our Board; provided, however, no more than 3,000,000 shares of our common stock may be issued thereunder.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related party transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related party had, has or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related party. As provided by our related party transaction policy, our audit committee will be responsible for reviewing and approving in advance the related party transactions covered by our related party transaction policies and procedures.

Certain Related Party Transactions

We describe below transactions and series of similar transactions since January 1, 2016, to which we were a party or will be a party, in which (i) the amounts involved exceeded or will exceed $120,000 and (ii) any of our directors, executive officers, holders of more than five percent of our capital stock or any member of their immediate family had or will have a direct or indirect material interest

Director and Executive Officer Agreements and Compensation

See the sections titled “Director Compensation” and “Executive Compensation” for more information regarding compensation of our directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see the section titled “Executive Compensation” below.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to, among other things, indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. We have obtained an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws.

Participation in our Initial Public Offering

Certain holders of more than five percent (5%) of our capital stock and their affiliated entities purchased shares of our common stock in our IPO, from the underwriters for payment in excess of $120,000 as summarized in the following table. The underwriters received the same underwriting discount from the sale of the shares of our common stock to these holders as they did from other shares of our common stock sold to the public in the IPO.

Participants	Number of Shares of Common Stock Purchased	Aggregate Purchase Price
Entities affiliated with Fidelity Management & Research Company	850,000	$12,750,000
Novo A/S	666,666	9,999,990
Orbimed Private Investments V, LP	550,000	8,250,000
Entities affiliated with Adams Street Partners	200,000	3,000,000

Investors’ Rights Agreement

We are party to an amended and restated investors’ rights agreement, dated as of September 16, 2015, pursuant to which certain of our stockholders, including certain holders of five percent (5%) or more of our capital stock and entities affiliated with certain of our directors, have the right to demand that we file a registration statement for their shares of our common stock or request that their shares of our common stock be covered by a registration statement that we are otherwise filing. As of March 31, the holders of approximately 12.4 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.

Demand Registration Rights

At any time after 180 days following March 22, 2016, the holders of at least thirty percent (30%) of the registrable shares can, on not more than two (2) occasions, request that we register all or a portion of their shares if the aggregate price to the public of the shares offered is at least $5,000,000 (after deduction of underwriter’s discounts and expenses related to the issuance).

Piggyback Registration Rights

In the event that we determine to register any of our securities under the Securities Act (subject to certain exceptions), in another offering, either for our own account or for the account of other security holders, the holders of the registrable shares will be entitled to certain “piggyback” registration rights allowing holders to include their shares in such registration, subject to certain marketing and other limitations. As a result, whenever we propose to file a registration statement under the Securities Act, other than with respect to a registration related to employee benefit plans, the offer and sale of debt securities, or corporate reorganizations or certain other transactions, the holders of registrable shares are entitled to notice of the registration and have the right, subject to limitations that the underwriters may impose on the number of shares included in the registration, to include their shares in the registration. In an underwritten offering, the underwriters have the right, subject to specified conditions and limitations, to limit the number of shares such holders may include.

Form S-3 Registration Rights

The holders of registrable shares will be entitled to certain Form S-3 registration rights. The holders of any of these shares may make a written request that we register their shares on Form S-3 if we are eligible to file a registration statement on Form S-3 and if the aggregate price to the public of the shares offered is at least $2,000,000 (after deduction of underwriter’s discounts and expenses related to the issuance). These stockholders may make an unlimited number of requests for registration on Form S-3, but in no event shall we be required to file more than two (2) registrations on Form S-3 in any twelve-month period.

Expenses of Registration

We will pay the registration expenses of the holders of the shares registered pursuant to the demand, piggyback and Form S-3 registration rights described above, including the expenses in an amount not to exceed $35,000 of one special counsel for the selling holders.

Expiration of Registration Rights

The demand, piggyback and Form S-3 registration rights described above will expire, with respect to any particular stockholder, upon the earlier of four (4) years after the consummation of our IPO or when such stockholder can immediately sell all of its shares under Rule 144 of the Securities Act during any ninety (90) day period (and without the requirement for the Company to be in compliance with the current public information required under Section c(1) of Rule 144 of the Securities Act).

Voting Agreement

We were party to an amended and restated voting agreement with certain holders of our common stock and convertible preferred stock until the consummation of our IPO in March 2016. The amended and restated voting agreement provided for certain voting rights for members of our board of directors in favor of certain holders of convertible preferred stock. This agreement terminated upon the consummation of our IPO.

Right of First Refusal and Co-Sale Agreement

We were party to an amended and restated right of first refusal and co-sale agreement with certain holders of our common stock and convertible preferred stock until the consummation of our IPO in March 2016. The amended and restated right of first refusal and co-sale agreement provided for, among other things, rights of first refusal and co-sale relating to the shares of our common stock held by the parties thereto. This agreement terminated upon the consummation of our IPO.

Independence of the Board of Directors

Our board of directors currently consists of seven (7) members. Our board of directors has determined that all of our directors, other than Dr. Miller, qualify as independent directors in accordance with the NASDAQ Global Market (“NASDAQ”) listing requirements. Dr. Miller is not considered independent because he is an employee of the Company. NASDAQ’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under NASDAQ rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Item 14.         Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees And Services

The following table represents aggregate fees billed or to be billed to us for fiscal years ended December 31, 2016 and 2015, respectively, by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal Year Ended December 31,
	2016	2015
Audit Fees(1)	$642,448	$861,159
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	900	—
Total	$643,348	$861,159

(1)                                 Audit Fees. This category consists of fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, assistance with registration statements filed with the SEC and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Fees in 2016 and 2015 also include fees associated with our IPO, which included review of our quarterly financial statements included in our registration statement on Form S-1 filed with the SEC and delivery of comfort letters, consents and review of documents filed with the SEC.

(2)                                 Audit-Related Fees. This category consists of fees for professional services rendered that are reasonably related to the performance of the audit or review of our financial statements.

(3)                                 Tax Fees. This category consists of fees for services provided for tax consultation services.

(4)                                 All Other Fees. This category consists of fees for all other services that are not reported above.

All fees described above were approved by our board of directors of the audit committee of the board of directors.

Pre-Approval Policies and Procedures

The audit committee has adopted policies and procedures for the pre-approval of audit and non-audit services provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy generally requires pre-approval for specified services in the defined categories of audit services, audit-related services and tax services. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

The audit committee reviews both audit and non-audit services performed by PricewaterhouseCoopers LLP and the fees charged for such services. Among other things, the audit committee reviews non-audit services proposed to be provided by PricewaterhouseCoopers LLP and pre-approve such services only if they are compatible with maintaining PricewaterhouseCoopers LLP’s status as an independent registered public accounting firm. All services provided by PricewaterhouseCoopers LLP in 2016 and 2015 were pre-approved by our board of directors or the audit committee after review of each of the services proposed for approval.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

(1)                 Financial Statements

Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 10, 2017, which is being amended hereby.

(2)                 Financial Statement Schedules

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Annual Report on Form 10-K.

(3)                 Exhibits.

See the Exhibit Index immediately following the signature page of this Amendment No. 1 to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVUS PHARMACEUTICALS, INC.

Date: April 3, 2017	By:	/s/ RICHARD A. MILLER
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ LEIV LEA
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD A. MILLER		President, Chief Executive Officer and Director	April 3, 2017
Richard A. Miller, M.D.		(Principal Executive Officer)

/s/ LEIV LEA		Chief Financial Officer	April 3, 2017
Leiv Lea		(Principal Financial and Accounting Officer)

*		Chairman of the Board
Ian T. Clark

*		Director
Elisha P. (Terry) Gould III

*		Director
Steve E. Krognes

*		Director
Peter Moldt, Ph.D.

*		Director
Scott W. Morrison

*		Director
Peter Thompson, M.D.

*By:	/s/ RICHARD A. MILLER		April 3, 2017
Richard A. Miller Attorney-in-Fact

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

10.1(a)	Office Lease, dated as of January 27, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(a)

10.1(b)	First Amendment to Office Lease, dated as of March 19, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(b)

10.1(c)	Second Amendment to Office Lease, dated as of August 20, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC	S-1	1/4/2016	10.2(c)

10.1(d)	Third Amendment to Office Lease, dated as of June 27, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/4/2016	10.1(d)

10.1(e)	Fourth Amendment to Office Lease, dated as of August 15, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	11/3/2016	10.1(e)

10.2(a)#	2014 Equity Inventive Plan.	S-1	1/4/2016	10.4(a)

10.2(b)#	Amendment to the 2014 Equity Incentive Plan, dated November 26, 2014.	S-1	1/4/2016	10.4(b)

10.2(c)#	Amendment to the 2014 Equity Incentive Plan, dated July 24, 2015.	S-1	1/4/2016	10.4(c)

10.2(d)#	Amendment to the 2014 Equity Incentive Plan, dated September 14, 2015.	S-1	1/4/2016	10.4(d)

10.2(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1	1/4/2016	10.4(e)

10.2(f)#	Form of Restricted Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(f)

10.3(a)#	2016 Equity Incentive Award Plan.	S-1/A	2/8/2016	10.5(a)

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(b)

10.3(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(c)

10.3(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(d)

10.4#	Form of Indemnification Agreement for directors and officers.	S-1	1/4/2016	10.6

10.5#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	S-1	1/4/2016	10.7

10.6#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Leiv Lea.	S-1	1/4/2016	10.8

10.7(a)#	Offer Letter, dated as of November 27, 2014, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(a)

10.7(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(b)

10.8(a)#	Offer Letter, dated as of December 28, 2014, by and between Corvus Pharmaceuticals, Inc. and Erik J. Verner.	S-1	1/4/2016	10.10(a)

10.8(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and Erik J. Verner.	S-1	1/4/2016	10.10(b)

10.9#	Corvus Pharmaceuticals, Inc. Employee Stock Purchase Plan.	S-1	1/4/2016	10.11

10.10#	Non-Employee Director Compensation Program.	S-1	1/4/2016	10.12

10.11(a)†	License Agreement, dated February 25, 20156, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1/A	3/10/2016	10.13(a)

10.11(b)†	Amendment to License Agreement dated November 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1	1/4/2016	10.13(b)

10.12†	License Agreement, dated December 20, 2014, by and between Corvus Pharmaceuticals, Inc. and The Scripps Research Institute	S-1	1/4/2016	10.14

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.13†	Collaboration Agreement, dated October 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc	S-1/A	2/8/2016	10.15

10.14(a)#	Offer Letter, dated as of April 28, 2016 by and between Corvus Pharmaceuticals, Inc. and Jason Coloma.	10-Q	11/3/2016	10.2

10.14(b)#	Change in Control and Severance Agreement dated May 11, 2016, by and between Corvus Pharmaceuticals, Inc. and Jason Coloma.	10-Q	11/3/2016	10.3

21.1	List of Subsidiaries	10-K	3/10/2017	21.1

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	3/10/2017	23.1

24.1	Power of Attorney	10-K	3/10/2017	24.1

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/10/2017	31.1

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/10/2017	31.2

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/10/2017	32.1

†                          Confidential treatment has been granted for a portion of this exhibit

#                          Indicates management contract or compensatory plan.