Form 10-Q
period 2017-03-31
Corvus Pharmaceuticals, Inc.
filed 2017-05-04
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or any emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2017, 20,934,514 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$10,487	$5,050
Marketable securities	111,577	129,846
Prepaid and other current assets	1,051	1,137
Total current assets	123,115	136,033

Property and equipment, net	3,117	3,248
Other assets	869	869
Total assets	$127,101	$140,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,421	$1,900
Accrued and other liabilities	5,158	4,044

Total current liabilities	7,579	5,944

Other liabilities	1,297	1,405
Total liabilities	8,876	7,349

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at March 31, 2017 and December 31, 2016; 20,934,514 and and 20,922,428 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	202,192	200,709
Accumulated other comprehensive loss	(62)	(39)
Accumulated deficit	(83,907)	(67,871)
Total stockholders’ equity	118,225	132,801

Total liabilities and stockholders’ equity	$127,101	$140,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating expenses:
Research and development	$13,497	$5,397
General and administrative	2,720	1,029
Total operating expenses	16,217	6,426

Loss from operations	(16,217)	(6,426)
Interest income	181	79
Net loss	$(16,036)	$(6,347)

Net loss per share, basic and diluted	$(0.79)	$(5.39)

Shares used to compute net loss per share, basic and diluted	20,349,391	1,176,546
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(23)	74
Comprehensive loss	$(16,059)	$(6,273)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(16,036)	$(6,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	204	106
Amortization/accretion related to marketable securities	(19)	105
Stock-based compensation	1,468	441
Changes in operating assets and liabilities:
Prepaid and other current assets	63	(347)
Other assets	—	(600)
Accounts payable	559	(193)
Accrued and other liabilities	1,121	618
Other long-term liabilities	(108)	581
Net cash used in operating activities	(12,748)	(5,636)

Cash flows from investing activities
Purchases of marketable securities	(18,012)	(91,133)
Maturities of marketable securities	36,300	33,000
Purchase of property and equipment	(111)	(614)
Net cash provided by (used in) investing activities	18,177	(58,747)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	64,343
Proceeds from exercise of common stock options	8	—
Net cash provided by financing activities	8	64,343

Net increase (decrease) in cash and cash equivalents	5,437	(40)
Cash and cash equivalents at beginning of the period	5,050	4,105
Cash and cash equivalents at end of the period	$10,487	$4,065

Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$46	$199
IPO costs incurred but not paid	—	301

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization

Corvus Pharmaceuticals, Inc. (“Corvus” or the “Company”) was incorporated in Delaware on January 27, 2014 and commenced operations in November 2014. Corvus is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology therapies that are designed to harness the immune system to attack cancer cells. The Company’s primary activities have been establishing its facilities, recruiting personnel, conducting research and development of its product candidates, including conducting a clinical trial, and raising capital. The Company’s operations are located in Burlingame, California. The Company has four insignificant subsidiaries.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2017, the Company incurred a net loss of $16.0 million and used $12.7 million of cash in operations. As of March 31, 2017, the Company had an accumulated deficit of $83.9 million and cash, cash equivalents and marketable securities of $122.1 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

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

Critical Accounting Policies

The Company’s critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K.  There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that replaces existing lease guidance. The new standard requires lessees to record right of use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The standard is effective for the Company beginning January 1, 2019, with early application permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss - basic and diluted	$(16,036)	$(6,347)
Denominator:
Weighted average common shares outstanding	20,929,110	2,057,200
Less: weighted average common shares subject to repurchase	(579,719)	(880,654)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	20,349,391	1,176,546
Net loss per share, basic and diluted	$(0.79)	$(5.39)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	March 31,
	2017	2016
Common stock subject to repurchase	538,575	840,235
Outstanding options	2,358,272	1,787,386
Total shares of common stock equivalents	2,896,847	2,627,621

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

The following tables present information as of March 31, 2017 and December 31, 2016 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	March 31, 2017
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$8,436	$—	$—	$8,436
Marketable securities	111,577	—	—	111,577
	$120,013	$—	$—	$120,013

	December 31, 2016
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$2,999	$—	$—	$2,999
Marketable securities	129,846	—	—	129,846
	$132,845	$—	$—	$132,845

The Company’s marketable securities are invested in direct obligations of the United States government for all periods.

As of March 31, 2017, marketable securities had a maximum remaining maturity of eight months and consisted of U.S. Treasury securities.

As of March 31, 2017 and December 31, 2016, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$111,639	$—	$(62)	$111,577

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$129,885	$—	$(39)	$129,846

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including CPI-444. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent CPI-444 in the Company’s Phase 1/1b clinical trial. The aggregate potential milestone payments exceed $200 million for all indications.

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

Genentech Collaboration Agreement

In October 2015, the Company entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of CPI-444 combined with Genentech’s investigational cancer immunotherapy, Tecentriq (atezolizumab), a fully humanized monoclonal antibody targeting protein programmed cell death ligand 1(“PD-L1”), in a variety of solid tumors in a Phase 1/1b clinical trial. Pursuant to this agreement, the Company will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of representatives of the Company and representatives of Genentech. Genentech will supply Tecentriq. As part of the agreement, the Company granted Genentech certain rights of first negotiation to participate in future clinical trials that the Company may conduct evaluating the administration of CPI-444 in combination with an anti-PD-1 or anti-PD-L1 antibody. If the Company and Genentech do not reach agreement on the terms of any such participation by Genentech within a specified time period, the Company retains the right to collaborate with third parties in such activities. The Company also granted Genentech certain rights of first negotiation should it decide to license development and commercialization rights to CPI-444. Should the Company and Genentech not reach agreement on the terms of such a license within a specified time period, it retains the right to enter into a license with another third party.

The Company and Genentech each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations, if directed by a regulatory authority or if development of CPI-444 or Tecentriq is discontinued.

Further, the agreement will expire after a set period of time following the provision by the Company of the final clinical study report to Genentech.

6. Balance Sheet Components (in thousands):

	March 31,	December 31,
	2017	2016
Prepaid and Other Current Assets
Interest receivable	$53	$365
Prepaid research and development manufacturing expenses	170	—
Other	828	772
	$1,051	$1,137
Property and Equipment, net
Laboratory equipment	$1,933	$1,868
Computer equipment and purchased software	66	58
Leasehold improvements	2,051	2,051
	4,050	3,977
Less: accumulated depreciation and amortization	(933)	(729)
	$3,117	$3,248
Accrued and Other Liabilities
Accrued clinical trial related	$2,126	$1,617
Accrued manufacturing expense	1,416	955
Personnel related	660	526
Deferred rent	386	378
Accrued legal and accounting	309	255
Other accrued expenses	261	313
	$5,158	$4,044
Other Liabilities
Deferred rent	$1,269	$1,370
Shares subject to vesting	28	35
	$1,297	$1,405

7. Common Stock

As of March 31, 2017, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of March 31, 2017, no dividends on common stock had been declared.

The Company has reserved shares of common stock, for issuance as follows:

	March 31,	December 31,
	2017	2016
Shares available for future option grants	3,285,824	2,475,600
Outstanding options	2,358,272	2,350,582
Unvested restricted common stock (founders and early exercise of stock options)	538,575	611,698
Shares reserved for employee stock purchase plan	400,000	200,000
Total	6,582,671	5,637,880

8. Stock Option Plans

In February 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which was subsequently amended in November 2014, July 2015 and September 2015, under which it granted incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”). Terms of stock agreements, including vesting requirements, are determined by the board of directors or a committee authorized by the board of directors, subject to the provisions of the 2014 Plan. In general, awards granted by the Company vest over four years and have a maximum exercise term of 10 years. The 2014 Plan provides that grants must be at an exercise price of 100% of fair market value of the Company’s common stock as determined by the board of directors on the date of the grant.

In connection with the consummation of the IPO in March 2016, the 2016 Equity Incentive Award Plan (the “2016 Plan”), became effective. Under the 2016 Plan, incentive stock options, non-statutory stock options, stock purchase rights and other stock-based awards may be granted. Terms of stock agreements, including vesting requirements, are determined by the board of directors or a committee authorized by the board of directors, subject to the provisions of the 2016 Plan. In general, awards granted by the Company vest over four years and have a maximum exercise term of 10 years. The 2016 Plan provides that grants must be at an exercise price of 100% of fair market value of the Company’s common stock as determined by the board of directors on the date of the grant. In conjunction with adopting the 2016 Plan, the 2014 Plan was terminated and no further awards will be granted under the 2014 Plan. Options outstanding under the 2014 Plan as of the effective date of the 2016 Plan that are forfeited or lapse unexercised may be re-issued under the 2016 Plan, up to a maximum of 1,136,229 shares.

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted-
	Shares		Average
	Available	Number	Exercise
	for Grant	of Options	Price
Balance at December 31, 2016	2,475,600	2,350,582	$11.88
Additional shares authorized	830,000	—	—
Options granted	(58,000)	58,000	15.29
Options exercised	—	(12,086)	0.64
Options forfeited	38,224	(38,224)	9.56
Balance at March 31, 2017	3,285,824	2,358,272	$12.06

9. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$623	$301
General and administrative	845	140
Total	$1,468	$441

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2017 or 2016. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

11. Commitments and Contingencies

Facility Lease

In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one-year term. Between January 2015 and August 2016, the Company entered into a series of lease amendments to increase the amount of leased space to 28,633 square feet and extend the expiration of the lease to February 2021. The lease agreement includes an annual rent escalation clause and a right to extend the term at the then current market rate for three years. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. The lease requires the Company to pay additional amounts for operating and maintenance expenses. Rent expense related to the facilities lease for the three months ended March 31, 2017 and 2016 was approximately $184,000 and $129,000, respectively. As of March 31, 2017, future minimum lease payments under the facility lease were as follows (in thousands):

Year Ended December 31:
2017 *	$836
2018	1,143
2019	1,177
2020	1,211
2021	101
Total	$4,468

*Remainder of the year

In August 2015 the Company entered into an agreement for a line of credit of $0.1 million for the purpose of issuing its landlord a letter of credit of $0.1 million as a security deposit under its facility lease. The Company pledged money market funds and marketable securities as collateral for the line of credit. Pursuant to the Company’s license agreements with each of Vernalis and Scripps, it has obligations to make future milestone and royalty payments to these parties, respectively. However, because these amounts are contingent and not fixed or determinable, they have not been included on the Company’s balance sheet.

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

12. Subsequent Event

On May 1, 2017, Corvus signed a new collaboration agreement with Genentech, a member of the Roche Group. Under the new agreement, CPI-444 administered in combination with Tecentriq (atezolizumab) will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with non-small cell lung cancer (NSCLC) who are resistant/refractory to prior therapy with an anti PD(L)-1 antibody.  It is anticipated that the study will enroll up to 65 patients in the treatment arm.  Genentech will manage study operations for the Phase 1b/2 trial, which is expected to begin enrolling patients in the second half of 2017.  Corvus retains global development and commercialization rights to CPI-444.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2017.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology therapies that are designed to harness the immune system to attack cancer cells. Since we began operations in November 2014, we have built a pipeline of four immuno-oncology programs, three of which focus on the adenosine-cancer axis to modulate an immune response. Our lead product candidate, CPI-444, is an oral, small molecule antagonist of the A2A receptor for adenosine, an immune checkpoint. In January 2016, we began enrolling patients in a large expansion cohort trial for CPI-444. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of CPI-444 in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s investigational cancer immunotherapy, Tecentriq® (atezolizumab), a fully humanized investigational monoclonal antibody targeting PD-L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of CPI-444 as both a single agent therapy and in combination with Tecentriq (atezolizumab) for use in the cohort expansion component of the trial. The expansion cohort portion of the trial is now enrolling patients with different types of solid tumors at 36 leading medical centers in the U.S., Australia and Canada. To date, we have announced the expansion of four cohorts from fourteen subjects to twenty-six subjects.

The other product and development candidates in our pipeline also continue to advance. We have chosen a lead development candidate for our second program, an anti-CD73 monoclonal antibody (“CPX-006”) that inhibits the production of adenosine. CPX-006 is currently in IND enabling studies and we plan to initiate a Phase 1 clinical trial in early 2018. In addition, in 2016 we selected a development candidate for our ITK program and are currently conducting IND-enabling studies. We also plan to initiate a Phase 1 clinical trial for this candidate in 2018. We expect to select a development candidate for our other program, a small molecule antagonist of the A2B receptor for adenosine in 2017. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immuno-oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

To date, substantially all of our efforts have been focused on the research, development and advancement of CPI-444, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations.  During the three months ended March 31, 2017, we incurred a net loss of $16.0 million and used $12.7 million of cash in operations. As of March 31, 2017, we had an accumulated deficit of $83.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through March 31, 2017, we have funded our operations primarily through the sale and issuance of stock. In November 2014, January 2015 and June 2015, we received aggregate net proceeds of $33.3 million from the sale of our Series A convertible preferred stock. In September 2015, we received net proceeds of $74.8 million from the sale of our Series B convertible preferred stock. On March 22, 2016, our registration statement on Form S-1 (File No. 333-208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the NASDAQ Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

As of March 31, 2017, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $122.1 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Critical Accounting Policies

Our critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2017.

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

•                  process development and manufacturing of drug supply for CPX-006 antibody to support IND-enabling studies;

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

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties related to timing and cost to completion. The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors, including many of which are beyond our control. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming, and the successful development of our product candidates is uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in “Part II, Item 1A—Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Operating expenses:
Research and development	$13,497	$5,397	$8,100
General and administrative	2,720	1,029	1,691
Total operating expenses	16,217	6,426	9,791
Loss from operations	(16,217)	(6,426)	(9,791)
Interest income	181	79	102
Net loss	$(16,036)	$(6,347)	$(9,689)

Research and Development Expense

Research and development expenses for the three months ended March 31, 2017 and 2016 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended
	March 31,
	2017	2016	Change
CPI - 444	$7,710	$2,336	$5,374
CPX - 006	1,892	132	1,760
ITK inhibitor	355	224	131
Unallocated employee and overhead costs	3,540	2,705	835
Total	$13,497	$5,397	$8,100

For the three months ended March 31, 2017, the increase in CPI-444 costs of $5.4 million as compared to the three months ended March 31, 2016, primarily consisted of an increase of $2.1 million in clinical trial costs related to our Phase 1/1b clinical trial and a $3.0 million milestone payment to Vernalis.

For the three months ended March 31, 2017, the increase of CPX-006 costs of $1.8 million as compared to the three months ended March 31, 2016, primarily consisted of an increase of $1.7 million in drug manufacturing costs.

For the three months ended March 31, 2017,  the increase in ITK inhibitor costs of $0.1 million primarily consisted of an increase of $0.1 million in outside preclinical costs.

For the three months ended March 31, 2017, the increase in unallocated costs of $0.8 million as compared to the three months ended March 31, 2016, primarily consisted of an increase of $0.8 million of personnel and related costs associated with an increase in headcount (including an increase in stock compensation expense of $0.3 million).

General and Administrative Expense

For the three months ended March 31, 2017, the increase in general and administrative expense of $1.7 million as compared to the three months ended March 31, 2016, primarily consisted of an increase of $0.9 million in personnel and related costs associated with an increase in headcount (including an increase in stock compensation expense of $0.7 million) and a $0.5 million increase in legal and accounting costs.

Liquidity and Capital Resources

As of March 31, 2017, we had cash, cash equivalents and marketable securities of $122.1 million, and an accumulated deficit of $83.9 million, compared to cash and cash equivalents and short-term investments of $134.9 million and an accumulated deficit of $67.9 million as of December 31, 2016. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock in our IPO.

In March 2016, we consummated our IPO and sold 4,700,000 shares of our common stock at a price of $15.00 per share, and in April 2016, sold 502,618 shares at a price of $15.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares of common stock. We received net proceeds of approximately $70.6 million, after deducting underwriting discounts, commissions and estimated offering expenses. Immediately prior to the consummation of our IPO, all outstanding shares of the convertible preferred stock and convertible preferred stock converted into common stock on a one-for-one basis.

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the quarterly periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by (used in)
Operating activities	$(12,748)	$(5,636)
Investing activities	18,177	(58,747)
Financing activities	8	64,343
Net increase (decrease) in csh and cash equivalents	$5,437	$(40)

Cash Flows from Operating Activities

During the three months ended March 31, 2017, cash used in operating activities was $12.7 million, which consisted of a net loss of $16.0 million, adjusted by non-cash charges of $1.7 million and an increase of $1.6 million in accounts payable and accrued and other liabilities, primarily associated with our increased research and development activities.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2017, cash provided by investing activities was $18.2 million, which consisted of proceeds from maturities of marketable securities of $36.3 million, offset by purchases of marketable securities of $18.0 million and purchases of property and equipment of $0.1 million.

During the three months ended March 31, 2016, cash used in investing activities was $58.7 million, which consisted of purchases of marketable securities of $91.1 million and purchases of property and equipment of $0.6 million, offset by proceeds from maturities of marketable securities of $33.0 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, cash provided by financing activities was $8,000, which consisted of the proceeds from the exercise of stock options.

During the three months ended March 31, 2016, cash provided by financing activities was $64.3 million, which primarily consisted of the net proceeds from our IPO.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2017, as compared to those disclosed in our Annual Report on Form 10-K.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We also intend to rely on other exemptions provided by the JOBS Act, including, without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) December 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $122.1 million as of March 31, 2017 and cash, cash equivalents and marketable securities of $134.9 million as of December 31, 2016, which consisted of bank deposits, money market investments and U.S. Treasury securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A — Risk Factors.

Our business involves a significant risks, some of which are described below. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidate, CPI-444, which is currently our only product candidate that has undergone clinical development, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $36.4 million and $31.3 million for the years ended December 31, 2016 and 2015, respectively, and $16.0 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively. We had an accumulated deficit of $83.9 million as of March 31, 2017. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

In March 2016, we completed our initial public offering (“IPO”), of our common stock pursuant to which we received proceeds of approximately $63.6 million, net of underwriting discounts and commission, and offering expenses. In April 2016, the underwriters exercised their option to purchase an additional 502,618 shares of our common stock, pursuant to which we received additional proceeds of approximately $7.0 million, net of underwriting discounts and commission, and offering expenses. As of March 31, 2017, we had capital resources consisting of cash, cash equivalents and marketable securities of $122.1 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

•                  the costs and timing of establishing sales and marketing capabilities;

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

Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Prior to licensing our lead product candidate, CPI-444, it exhibited encouraging safety data in clinical studies performed by third parties. However, previous studies with CPI-444 had only been conducted in healthy volunteers and patients with attention deficit and hyperactivity disorder (“ADHD”). Only recently, in our Phase 1/1b clinical trial, which we initiated in January 2016, has CPI-444 been administered to cancer patients and, while CPI-444 has been well tolerated to date, with two cases of possibly drug-related serious adverse events observed during the trial, limited information is available concerning safety and efficacy from clinical results obtained to date. It is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-444 could respond in unexpected ways. For instance, older patients with cancer may behave differently and experience more toxicity with CPI-444 than the subjects in the prior clinical studies. In addition, the dosing regimen and duration of treatment in our current Phase 1/1b clinical trial is different from those utilized in the studies previously performed by third parties. In addition, our Phase 1/1b clinical trial is conducted in patients with advanced cancers who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. Furthermore, a portion of our Phase 1/1b clinical trial includes the administration of CPI-444 in combination with Genentech’s investigational cancer immunotherapy, Tecentriq (atezolizumab), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of clinical studies of CPI-444 conducted by third parties will be indicative of results of our Phase 1/1b clinical trial.

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

In January 2016, we initiated a Phase 1/1b clinical trial for CPI-444 in which we administer CPI-444 as a single agent and in combination with Tecentriq (atezolizumab). In this ongoing trial, we have enrolled and plan to continue to enroll patients with many different types of cancer, and while we completed enrollment in the dose-selection part of the trial in November 2016, it may be difficult to enroll such a diverse group of patients in subsequent parts of the trial. For instance, there are ten different treatment cohorts in the clinical trial, four of which have been expanded from fourteen patients to twenty-six patients, and it may not be possible to fully enroll all the cohorts or any expansions thereof. Furthermore, if patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations or the availability of approved therapies, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. In clinical studies of CPI-444 performed by third parties prior to our licensing it from Vernalis, patients exhibited mild transient hypertension as well as minor gastrointestinal disorders due to gastric irritation. However, the dosing regimen and duration of treatment in our current Phase 1/1b clinical trial is different from those utilized in the studies previously performed by third parties. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs with different dosing regimens and in combination with other immunotherapies, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. For example, two cases of possibly drug-related serious adverse events have been observed during our Phase 1/1b clinical trial. Both of these patients were treated with the combination of CPI-444 and Tecentriq (atezolizumab) during the dose selection step of the trial. One of these patients developed Grade 3 autoimmune hemolytic anemia and another patient experienced a Grade 4 aseptic meningoencephalitis thought to be an immune related toxicity. These toxicities resolved in both patients upon discontinuing therapy. Other toxicities observed during our Phase 1/1b clinical trial were mild and are commonly seen in patients with advanced cancers, such as nausea, fatigue, rash, diarrhea, fever, abdominal pain, constipation and decreased appetite. Other immune-oncology drugs also have been found occasionally to induce immune related toxicities such as colitis, hepatitis, pneumonitis, meningitis and various endocrine diseases. Such side effects could also be exacerbated when CPI-444 is administered in combination with Tecentriq (atezolizumab). In addition, CPI-444 is known to bind to the A1 adenosine receptor. This receptor is expressed in the heart, and although CPI-444 binds to the A1 receptor at a low affinity, it is possible that sufficient binding of the drug to the A1 receptor could occur, leading to adverse effects on the heart such as irregular heart rate or rapid heart rate.

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

We do not currently have nor do we plan to acquire the infrastructure or internal capability to manufacture our clinical drug supplies for use in the conduct of our trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on several different manufacturers who supply different parts of the CPI-444 molecule and rely on one manufacturer for CPX-006.

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

Further, the FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. Further, on February 24, 2017, President Trump issued an Executive Order requiring each agency to designate a regulatory reform officer and create a regulatory reform task force to evaluate existing regulations and make recommendations regarding their repeal, replacement, or modification. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The new Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2025 unless additional Congressional action is taken and additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Additionally, individual states in the United States have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In connection with our Phase 1/1b clinical trial for CPI-444, we entered into a clinical trial collaboration agreement with Genentech in October 2015. Pursuant to the agreement, Genentech will provide access to, and supplies of, its cancer immunotherapy, Tecentriq (atezolizumab), to be used in combination with CPI-444 during the clinical trial. The collaboration operates under a joint development committee with equal representation from both companies. However, we and Genentech each have the right to terminate the agreement due to material breach by either party, for safety considerations, if directed by a regulatory authority or if development of CPI-444 or Tecentriq (atezolizumab) is discontinued. If we fail to maintain our strategic collaboration with Genentech (1) the development of CPI-444 in combination with Tecentriq (atezolizumab) may be terminated or delayed; (2) our cash expenditures related to development of CPI-444 could increase significantly, and we may need to seek additional financing; (3) we may be required to hire additional employees or otherwise develop expertise for which we have not budgeted; (4) we will bear all of the risk related to the development of CPI-444 as a combination therapy; and (5) we will need to seek collaborations with other companies that have anti-PD-1 or anti-PD-L1 antibodies, which will significantly delay our development program.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently rely on several different manufacturers who supply different parts of the CPI-444 molecule, on one manufacturer for CPX-006 and other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of CPI-444 or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Prior to our IPO in March 2016, there had been no public market for our common stock. Although our common stock is listed on The NASDAQ Global Market (“NASDAQ”), an active trading market for our common stock may never be sustained on NASDAQ or any other exchange in the future. The lack of an active market may impair our stockholders’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable. If an active market for our common stock is not maintained, it may also be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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

As of March 31, 2017, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 70% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until the earlier of (1) December 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. If investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2016, we had federal net operating loss (“NOL”) carryforwards of approximately $20.0 million and state NOL carryforwards of approximately $45.0 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2016, we also had $1.3 million of federal and $1.7 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. We may have experienced an ownership change prior to December 31, 2016, including in connection with our IPO. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

None

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

CORVUS PHARMACEUTICALS, INC.

Date: May 4, 2017	By:	/s/ Richard. A. Miller

Richard A. Miller, M.D.

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: May 4, 2017	By: :	/s/ Leiv Lea

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

*                          The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Corvus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.