Form 10-Q
period 2017-06-30
Corvus Pharmaceuticals, Inc.
filed 2017-08-03
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 3, 2017, 20,934,514 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$34,095	$5,050
Marketable securities	76,231	129,846
Prepaid and other current assets	1,308	1,137
Total current assets	111,634	136,033

Property and equipment, net	2,984	3,248
Other assets	869	869
Total assets	$115,487	$140,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,138	$1,900
Accrued and other liabilities	5,380	4,044
Total current liabilities	9,518	5,944

Other liabilities	1,187	1,405
Total liabilities	10,705	7,349

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at June 30, 2017 and December 31, 2016; 20,934,514 and and 20,922,428 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	203,720	200,709
Accumulated other comprehensive loss	(52)	(39)
Accumulated deficit	(98,888)	(67,871)
Total stockholders’ equity	104,782	132,801
Total liabilities and stockholders’ equity	$115,487	$140,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$12,386	$7,119	$25,884	$12,517
General and administrative	2,788	1,706	5,507	2,734
Total operating expenses	15,174	8,825	31,391	15,251

Loss from operations	(15,174)	(8,825)	(31,391)	(15,251)
Interest income	193	180	374	259
Net loss	$(14,981)	$(8,645)	$(31,017)	$(14,992)

Net loss per share, basic and diluted	$(0.73)	$(0.43)	$(1.52)	$(1.42)

Shares used to compute net loss per share, basic and diluted	20,426,849	19,959,459	20,388,820	10,568,562
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	11	49	(13)	123
Comprehensive loss	$(14,970)	$(8,596)	$(31,030)	$(14,869)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(31,017)	$(14,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412	250
Amortization (accretion) related to marketable securities	(113)	310
Stock-based compensation	2,989	1,517
Changes in operating assets and liabilities:
Prepaid and other current assets	(184)	84
Other assets	—	(619)
Accounts payable	2,322	129
Accrued and other liabilities	1,350	920
Other long-term liabilities	(218)	636
Net cash used in operating activities	(24,459)	(11,765)

Cash flows from investing activities
Purchases of marketable securities	(47,072)	(152,790)
Maturities of marketable securities	100,800	94,925
Purchase of property and equipment	(232)	(1,487)
Net cash provided by (used in) investing activities	53,496	(59,352)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	71,355
Proceeds from exercise of common stock options	8	—
Net cash provided by financing activities	8	71,355

Net increase in cash and cash equivalents	29,045	238
Cash and cash equivalents at beginning of the period	5,050	4,105
Cash and cash equivalents at end of the period	$34,095	$4,343

Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$—	$11

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2017, the Company incurred a net loss of $31.0 million and used $24.5 million of cash in operations. As of June 30, 2017, the Company had an accumulated deficit of $98.9 million and cash, cash equivalents and marketable securities of $110.3 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

Substantially all of the Company’s cash and cash equivalents are deposited in accounts with two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company’s marketable securities consist of investments in U.S. Treasury securities, U.S. government agency securities and corporate debt obligations, which can be subject to certain credit risks. However, the Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer, and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

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

Critical Accounting Policies

The Company’s critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K.  There have been no material changes to the Company’s critical accounting policies during the six months ended June 30, 2017.

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

In May 2017, the FASB issued ASU No 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company beginning January 1, 2018 and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(14,981)	$(8,645)	$(31,017)	$(14,992)
Denominator:
Weighted average common shares outstanding	20,934,514	20,771,392	20,931,765	11,414,296
Less: weighted average common shares subject to repurchase	(507,665)	(811,933)	(542,945)	(845,734)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	20,426,849	19,959,459	20,388,820	10,568,562
Net loss per share, basic and diluted	$(0.73)	$(0.43)	$(1.52)	$(1.42)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	June 30,
	2017	2016
Common stock subject to repurchase	465,451	770,550
Outstanding options	2,441,856	2,034,386
Total shares of common stock equivalents	2,907,307	2,804,936

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

The following tables present information as of June 30, 2017 and December 31, 2016 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2017
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$25,305	$7,614	$—	$32,919
Marketable securities	66,638	9,593	—	76,231
	$91,943	$17,207	$—	$109,150

	December 31, 2016
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$2,999	$—	$—	$2,999
Marketable securities	129,846	—	—	129,846
	$132,845	$—	$—	$132,845

As of June 30, 2017, marketable securities had a maximum remaining maturity of twelve months.

As of June 30, 2017 and December 31, 2016, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$66,685	$—	$(47)	$66,638
Government agency securities	8,597	—	(3)	8,594
Corporate debt obligations	999	—	—	999
	$76,281	$—	$(50)	$76,231

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$129,885	$—	$(39)	$129,846

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

Upon execution of the agreement, the Company made a one-time cash payment to Scripps of $10.0 thousand in 2015 and is also obligated to pay a minimum annual fee to Scripps of $25.0 thousand. The one-time cash payment was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The first minimum annual fee payment is due on the first anniversary of effective date of the agreement and will be due on each subsequent anniversary of the effective date for the term of the agreement. The Company is also required to make performance-based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.6 million. The Company is also required to pay royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate in the low-single digits. In addition, should the Company sublicense the rights licensed under the agreement, it has agreed to pay a percentage of sublicense revenue received at specified rates that start at double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement and the time of entry into such sublicense. To date, no milestone payments have been made.

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

Genentech Collaboration Agreements

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

In May, 2017, the Company signed a second clinical trial collaboration agreement with Genentech.  Under the new agreement, CPI-444 administered in combination with Tecentriq (atezolizumab) will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with non-small cell lung cancer who are resistant and/or refractory to prior therapy with an anti PD-(L)1 antibody.  It is anticipated that the study will enroll up to 65 patients in the treatment arm. Genentech will be responsible for the conduct of the study and the parties will share the cost of the Phase 1b/2 trial, which is expected to begin enrolling patients in the fourth quarter of 2017. The Company is responsible for supplying CPI-444 and retains global development and commercialization rights to CPI-444. The Company and Genentech each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations, if directed by a regulatory authority or if development of CPI-444 or Tecentriq is discontinued.

6. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2017	2016
Prepaid and Other Current Assets
Interest receivable	$121	$365
Prepaid research and development manufacturing expenses	212	—
Other	975	772
	$1,308	$1,137
Property and Equipment, net
Laboratory equipment	$2,008	$1,868
Computer equipment and purchased software	66	58
Leasehold improvements	2,051	2,051
	4,125	3,977
Less: accumulated depreciation and amortization	(1,141)	(729)
	$2,984	$3,248
Accrued and Other Liabilities
Accrued clinical trial related	$3,145	$1,617
Accrued manufacturing expense	838	955
Personnel related	524	526
Deferred rent	394	378
Accrued legal and accounting	134	255
Other accrued expenses	345	313
	$5,380	$4,044
Other Liabilities
Deferred rent	$1,166	$1,370
Shares subject to vesting	21	35
	$1,187	$1,405

7. Common Stock

As of June 30, 2017, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of June 30, 2017, no dividends on common stock had been declared.

The Company has reserved shares of common stock, for issuance as follows:

	June 30,	December 31,
	2017	2016
Shares available for future option grants	3,202,240	2,475,600
Outstanding options	2,441,856	2,350,582
Unvested restricted common stock (founders and early exercise of stock options)	465,451	611,698
Shares reserved for employee stock purchase plan	400,000	200,000
Total	6,509,547	5,637,880

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted-
	Shares		Average
	Available	Number	Exercise
	for Grant	of Options	Price
Balance at December 31, 2016	2,475,600	2,350,582	$11.88
Additional shares authorized	830,000	—	—
Options granted	(168,900)	168,900	11.62
Options exercised	—	(12,086)	0.64
Options forfeited	65,540	(65,540)	11.88
Balance at June 30, 2017	3,202,240	2,441,856	$11.92

9. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$642	$486	$1,265	$787
General and administrative	879	589	1,724	730
Total	$1,521	$1,075	$2,989	$1,517

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three or six months ended June 30, 2017 or 2016. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

11. Commitments and Contingencies

Facility Lease

In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one-year term. Between January 2015 and August 2016, the Company entered into a series of lease amendments to increase the amount of leased space to 28,633 square feet and extend the expiration of the lease to February 2021. The lease agreement includes an annual rent escalation clause and a right to extend the term at the then current market rate for three years. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. The lease requires the Company to pay additional amounts for operating and maintenance expenses. Rent expense related to the facilities lease for the three and six months ended June 30, 2017 was approximately $184,000 and $367,000, respectively. Rent expense for the three and six months ended June 30, 2016 was approximately $127,000 and $256,000, respectively. As of June 30, 2017, future minimum lease payments under the facility lease were as follows (in thousands):

Year Ended December 31:
2017 *	$557
2018	1,143
2019	1,177
2020	1,211
2021	101
Total	$4,189

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2017.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology therapies that are designed to harness the immune system to attack cancer cells. Since we began operations in November 2014, we have built a pipeline of four immuno-oncology programs, three of which focus on the adenosine-cancer axis to modulate an immune response. Our lead product candidate, CPI-444, is an oral, small molecule antagonist of the A2A receptor for adenosine, an immune checkpoint. In January 2016, we began enrolling patients in a large expansion cohort trial for CPI-444. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of CPI-444 in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s investigational cancer immunotherapy, Tecentriq® (atezolizumab), a fully humanized investigational monoclonal antibody targeting PD-L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of CPI-444 as both a single agent therapy and in combination with Tecentriq (atezolizumab) for use in the cohort expansion component of the trial. The expansion cohort portion of the trial is now enrolling patients with different types of solid tumors at 36 leading medical centers in the U.S., Australia and Canada. To date, we have announced the expansion of three cohorts from fourteen subjects to twenty-six subjects and one cohort from twenty-six subjects to forty-eight subjects.

The other product and development candidates in our pipeline also continue to advance. We have chosen a lead development candidate for our second program, an anti-CD73 monoclonal antibody (“CPX-006”) that inhibits the production of adenosine. CPX-006 is currently in IND-enabling studies and we plan to initiate a Phase 1 clinical trial in the first half of 2018. In addition, in 2016 we selected a development candidate for our ITK program and are currently conducting IND-enabling studies. We also plan to initiate a Phase 1 clinical trial for this candidate in 2018. We expect to select a development candidate for our other program, a small molecule antagonist of the A2B receptor for adenosine in 2017. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immuno-oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

To date, the majority of our efforts have been focused on the research, development and advancement of CPI-444, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations.  During the six months ended June 30, 2017, we incurred a net loss of $31.0 million and used $24.5 million of cash in operations. As of June 30, 2017, we had an accumulated deficit of $98.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through June 30, 2017, we have funded our operations primarily through the sale and issuance of stock. In November 2014, January 2015 and June 2015, we received aggregate net proceeds of $33.3 million from the sale of our Series A convertible preferred stock. In September 2015, we received net proceeds of $74.8 million from the sale of our Series B convertible preferred stock. On March 22, 2016, our registration statement on Form S-1 (File No. 333-208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the NASDAQ Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

As of June 30, 2017, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $110.3 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Critical Accounting Policies

Our critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2017.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Operating expenses:
Research and development	$12,386	$7,119	$5,267	$25,884	$12,517	$13,367
General and administrative	2,788	1,706	1,082	5,507	2,734	2,773
Total operating expenses	15,174	8,825	6,349	31,391	15,251	16,140
Loss from operations	(15,174)	(8,825)	(6,349)	(31,391)	(15,251)	(16,140)
Interest income	193	180	13	374	259	115
Net loss	$(14,981)	$(8,645)	$(6,336)	$(31,017)	$(14,992)	$(16,025)

Research and Development Expense

Research and development expenses for the three and six months ended June 30, 2017 and 2016 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
CPI - 444	$5,534	$2,578	$2,956	$13,244	$4,914	$8,330
CPX - 006	2,055	812	1,243	3,948	945	3,003
ITK inhibitor	1,072	320	752	1,428	545	883
Other	344	227	117	359	340	19
Unallocated employee and overhead costs	3,381	3,182	199	6,905	5,773	1,132
Total	$12,386	$7,119	$5,267	$25,884	$12,517	$13,367

For the three months ended June 30, 2017, the increase in CPI-444 costs of $3.0 million as compared to the three months ended June 30, 2016, primarily consisted of an increase of $2.4 million in clinical trial costs related to our Phase 1/1b clinical trial and an increase of $0.6 million in contracted research costs.  For the six months ended June 30, 2017, the increase in CPI-444 costs of $8.3 million as compared to the six months ended June 30, 2016, primarily consisted of an increase of $4.5 million in clinical trial costs related to our Phase 1/1b clinical trial and an increase of $0.8 million in contracted research costs and a $3.0 million milestone payment to Vernalis.

For the three months ended June 30, 2017, the increase in CPX-006 costs of $1.2 million as compared to the three months ended June 30, 2016, primarily consisted of an increase of $1.2 million in drug manufacturing costs. For the six months ended June 30, 2017, the increase in CPX-006 costs of $3.0 million as compared to the six months ended June 30, 2016, primarily consisted of an increase of $2.9 million in drug manufacturing costs.

For the three months ended June 30, 2017, the increase in ITK program costs of $0.8 million as compared to the three months ended June 30, 2016, primarily consisted of an increase of $0.7 million in drug manufacturing costs. For the six months ended June 30, 2017, the increase in ITK program costs of $0.9 million as compared to the six months ended June 30, 2016, primarily consisted of an increase of $0.7 million in drug manufacturing costs.

For the three months ended June 30, 2017, the increase in unallocated costs of $0.2 million as compared to the three months ended June 30, 2016, primarily consisted of an increase of $0.2 million in stock compensation expense. For the six months ended June 30, 2017, the increase in unallocated costs of $1.1 million as compared to the six months ended June 30, 2016, primarily consisted of an increase of $1.0 million in personnel and related costs (including an increase in stock compensation expense of $0.5 million) associated with an increase in headcount.

General and Administrative Expense

For the three months ended June 30, 2017, the increase in general and administrative expenses of $1.1 million as compared to the three months ended June 30, 2016, primarily consisted of an increase of $0.4 million in personnel and related costs associated with an increase in headcount (including an increase in stock compensation expense of $0.3 million), an increase of $0.3 million in legal and accounting costs, and an increase of $0.3 million in costs associated with being a public company.  For the six months ended June 30, 2017, the increase in general and administrative expenses of $2.8 million as compared to the six months ended June 30, 2016, primarily consisted of an increase of $1.3 million in personnel and related costs associated with an increase in headcount (including an increase in stock compensation expense of $1.0 million), an increase of $0.7 million in legal and accounting costs, and an increase of $0.6 million in costs associated with being a public company.

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and marketable securities of $110.3 million, and an accumulated deficit of $98.9 million, compared to cash and cash equivalents and short-term investments of $134.9 million and an accumulated deficit of $67.9 million as of December 31, 2016. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock in our IPO.

In March 2016, we consummated our IPO and sold 4,700,000 shares of our common stock at a price of $15.00 per share, and in April 2016, sold 502,618 shares at a price of $15.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares of common stock. We received net proceeds of approximately $70.6 million, after deducting underwriting discounts, commissions and estimated offering expenses. Immediately prior to the consummation of our IPO, all outstanding shares of the convertible preferred stock were converted into common stock on a one-for-one basis.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from issuance of these financial statements. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by (used in)
Operating activities	$(24,459)	$(11,765)
Investing activities	53,496	(59,352)
Financing activities	8	71,355
Net increase (decrease) in csh and cash equivalents	$29,045	$238

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2017 was $24.5 million, which consisted of a net loss of $31.0 million, adjusted by non-cash charges of $3.3 million, primarily consisting of $3.0 million of stock compensation expense and $0.4 million of depreciation expenses, and an increase of $3.3 million in accounts payable and accrued and other liabilities, primarily associated with our increased research and development activities.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2017, cash provided by investing activities was $53.5 million, which consisted of proceeds from maturities of marketable securities of $100.8 million, partially offset by purchases of marketable securities of $47.1 million and purchases of property and equipment of $0.2 million.

During the six months ended June 30, 2016, cash used in investing activities was $59.4 million, which consisted of purchases of marketable securities of $152.8 million and purchases of property and equipment of $1.5 million, partially offset by proceeds from maturities of marketable securities of $94.9 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, cash provided by financing activities was $8.0 thousand, which consisted of the proceeds from the exercise of stock options.

During the six months ended June 30, 2016, cash provided by financing activities was $71.4 million, which primarily consisted of the net proceeds from our IPO.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2017, as compared to those disclosed in our Annual Report on Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $110.3 million as of June 30, 2017 and cash, cash equivalents and marketable securities of $134.9 million as of December 31, 2016, which consisted of bank deposits, money market investments, U.S. Treasury securities, U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidate, CPI-444, which is currently our only product candidate that has undergone clinical development, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $36.4 million and $31.3 million for the years ended December 31, 2016 and 2015, respectively, and $31.0 million and $15.0 million for the six months ended June 30, 2017 and 2016, respectively. We had an accumulated deficit of $98.9 million as of June 30, 2017. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

In March 2016, we completed our initial public offering (“IPO”), of our common stock pursuant to which we received proceeds of approximately $63.6 million, net of underwriting discounts and commission, and offering expenses. In April 2016, the underwriters exercised their option to purchase an additional 502,618 shares of our common stock, pursuant to which we received additional proceeds of approximately $7.0 million, net of underwriting discounts and commission, and offering expenses. As of June 30, 2017, we had capital resources consisting of cash, cash equivalents and marketable securities of $110.3 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Before we can initiate clinical trials in the United States for our product candidates (other than CPI-444), we must submit the results of preclinical testing to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an investigational new drug (“IND”) application. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations (“CROs”) and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays in the completion of our planned clinical trials for product candidates (other than CPI-444) could significantly affect our product development costs.

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

In January 2016, we initiated a Phase 1/1b clinical trial for CPI-444 in which we administer CPI-444 as a single agent and in combination with Tecentriq (atezolizumab). In this ongoing trial, we have enrolled and plan to continue to enroll patients with many different types of cancer, and while we completed enrollment in the dose-selection part of the trial in November 2016, it may be difficult to enroll such a diverse group of patients in subsequent parts of the trial. For instance, there are ten different treatment cohorts in the clinical trial, three of which have been expanded from fourteen patients to twenty-six patients, and one of which has been expanded from twenty-six patients to forty-eight patients, and it may not be possible to fully enroll all the cohorts or any expansions thereof. Furthermore, if patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations or the availability of approved therapies, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

We are currently conducting our clinical trial for CPI-444 at 37 leading medical centers in the U.S., Australia and Canada. In the future we may add additional clinical sites outside of the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials for CPI-444 or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of CPI-444 or any other product candidates.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our Phase 1/1b clinical trial for CPI-444 and expect to continue to be dependent on third parties to conduct any future clinical studies of CPI-444 and preclinical and clinical trials for our other and future product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

We do not currently have nor do we plan to acquire the infrastructure or internal capability to manufacture our clinical drug supplies for use in the conduct of our trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on several different manufacturers who supply different parts of the CPI-444 molecule and rely on one manufacturer for CPX-006 drug substance.

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

Risks Related to Commercialization of Our Product Candidates

All of our product candidates are still in early-stage clinical or preclinical development. If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business will be materially and adversely affected.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The new Presidential Administration and U.S. Congress has sought and will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2025 unless additional Congressional action is taken and additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Additionally, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In connection with our Phase 1/1b clinical trial for CPI-444, we entered into a clinical trial collaboration agreement with Genentech in October 2015. Pursuant to the agreement, Genentech will provide access to, and supplies of, its cancer immunotherapy, Tecentriq (atezolizumab), to be used in combination with CPI-444 during the clinical trial. The collaboration operates under a joint development committee with equal representation from both companies. In May 2017, we signed a second clinical trial collaboration agreement with Genentech.  Under the new agreement, CPI-444 administered in combination with Tecentriq (atezolizumab) will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with non-small cell lung cancer who are resistant and/or refractory to prior therapy with an anti PD-(L)1 antibody. However, we and Genentech each have the right to terminate the respective collaboration agreement due to material breach by either party, for safety considerations, if directed by a regulatory authority or if development of CPI-444 or Tecentriq (atezolizumab) is discontinued. If we fail to maintain these strategic collaborations with Genentech (1) the development of CPI-444 in combination with Tecentriq (atezolizumab) may be terminated or delayed; (2) our cash expenditures related to development of CPI-444 could increase significantly, and we may need to seek additional financing; (3) we may be required to hire additional employees or otherwise develop expertise for which we have not budgeted; (4) we will bear all of the risk related to the development of CPI-444 as a combination therapy; and (5) we will need to seek collaborations with other companies that have anti-PD-1 or anti-PD-L1 antibodies, which will significantly delay our development program.

We may form strategic alliances and collaborative partnerships in the future, and we may not realize the benefits of such alliances.

In addition to our collaboration agreements with Genentech, we may form additional strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of our product candidates. These relationships may result in or include non-recurring and other charges, increased near- and long-term expenditures, the issuance of securities that dilute our existing stockholders or disruptions to our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because third parties may view the risk of failure in future clinical trials as too significant or the commercial opportunity for our product candidates as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction.

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

All of our product candidates, if approved, will compete with a range of therapeutic treatments that are either in development or currently marketed. We are aware of companies that have advanced adenosine A2A receptor antagonists into early- or late-stage clinical development for non-oncology indications, primarily Parkinson’s disease. These companies include Merck & Co., Inc. and Acorda Therapeutics, Inc.(through its acquisition of Biotie Therapies Corp in 2016). In addition, Kyowa Hakko Kirin Pharma, Inc. has approval in Japan for an adenosine A2A receptor antagonist for use in Parkinson’s disease and is currently conducting a Phase 3 study in the United States for Parkinson’s disease. Within oncology, Merck has initiated a Phase 1 clinical trial with preladenant, an adenosine A2A antagonist in cancer patients with solid tumors. Palobiofarma SL has initiated a Phase 1 dose finding clinical trial with an adenosine A2A antagonist in lung cancer patients. Novartis and AstraZeneca plc have initiated oncology clinical trials with A2A antagonists. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics, is developing an A2A receptor antagonist for cancer. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). Also, AstraZeneca, MedImmune LLC and Bristol-Myers Squibb have initiated oncology clinical studies with anti-CD73 antibodies. Finally, Janssen Pharmaceuticals, Inc. and AbbVie Inc. are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy, usually chemotherapy, hormone therapy, surgery or a combination of these, proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules or a combination of these. Third-line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery and new technologies. In markets with approved therapies, we expect to initially seek approval of our product candidates as a later stage therapy for patients who have failed other approved treatments. Subsequently, for those drugs that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for second-line or first-line therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second-line or first-line therapy.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive later stage therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. In addition, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first or second-line therapy.

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

As of June 30, 2017, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 70% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

CORVUS PHARMACEUTICALS, INC.

Date: August 3, 2017	By:	/s/ Richard. A. Miller

Richard A. Miller, M.D.

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: August 3, 2017	By: :	/s/ Leiv Lea

Leiv Lea

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

10.1†	Phase 1B/II combination study agreement dated May 1, 2017 by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†                                         Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

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