Form 10-Q
period 2017-09-30
Corvus Pharmaceuticals, Inc.
filed 2017-11-02
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 1, 2017, 21,041,250 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$44,104	$5,050
Marketable securities	55,596	129,846
Prepaid and other current assets	1,167	1,137
Total current assets	100,867	136,033

Property and equipment, net	2,863	3,248
Other assets	1,058	869
Total assets	$104,788	$140,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,576	$1,900
Accrued and other liabilities	6,398	4,044
Total current liabilities	9,974	5,944

Other liabilities	1,077	1,405
Total liabilities	11,051	7,349

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at September 30, 2017 and December 31, 2016; 20,943,921 and and 20,922,428 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	205,354	200,709
Accumulated other comprehensive loss	(14)	(39)
Accumulated deficit	(111,605)	(67,871)
Total stockholders’ equity	93,737	132,801

Total liabilities and stockholders’ equity	$104,788	$140,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$10,733	$7,707	$36,617	$20,224
General and administrative	2,211	2,769	7,718	5,502
Total operating expenses	12,944	10,476	44,335	25,726

Loss from operations	(12,944)	(10,476)	(44,335)	(25,726)
Interest income	227	179	601	437
Net loss	$(12,717)	$(10,297)	$(43,734)	$(25,289)

Net loss per share, basic and diluted	$(0.62)	$(0.51)	$(2.14)	$(1.83)

Shares used to compute net loss per share, basic and diluted	20,501,382	20,183,497	20,426,263	13,797,927
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	38	(36)	25	86
Comprehensive loss	$(12,679)	$(10,333)	$(43,709)	$(25,203)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(43,734)	$(25,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	623	409
Amortization (accretion) related to marketable securities	(177)	519
Stock-based compensation	4,490	2,781
Changes in operating assets and liabilities:
Prepaid and other current assets	(5)	513
Other assets	(189)	(869)
Accounts payable	1,712	1,131
Accrued and other liabilities	2,375	1,808
Other long-term liabilities	(328)	547
Net cash used in operating activities	(35,233)	(18,450)

Cash flows from investing activities
Purchases of marketable securities	(75,073)	(164,773)
Maturities of marketable securities	149,500	114,925
Purchase of property and equipment	(274)	(1,586)
Net cash provided by (used in) investing activities	74,153	(51,434)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	71,355
Proceeds from exercise of common stock options	134	—
Net cash provided by financing activities	134	71,355

Net increase in cash and cash equivalents	39,054	1,471
Cash and cash equivalents at beginning of the period	5,050	4,105
Cash and cash equivalents at end of the period	$44,104	$5,576

Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$48	$122

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2017, the Company incurred a net loss of $43.7 million and used $35.2 million of cash in operations. As of September 30, 2017, the Company had an accumulated deficit of $111.6 million and cash, cash equivalents and marketable securities of $99.7 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017.

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

Critical Accounting Policies

The Company’s critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K.  There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2017.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss - basic and diluted	$(12,717)	$(10,297)	$(43,734)	$(25,289)
Denominator:
Weighted average common shares outstanding	20,934,754	20,909,501	20,932,772	14,602,467
Less: weighted average common shares subject to repurchase	(433,372)	(726,004)	(506,509)	(804,540)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	20,501,382	20,183,497	20,426,263	13,797,927
Net loss per share, basic and diluted	$(0.62)	$(0.51)	$(2.14)	$(1.83)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	September 30,
	2017	2016
Common stock subject to repurchase	392,327	684,833
Outstanding options	2,432,037	2,056,927
Total shares of common stock equivalents	2,824,364	2,741,760

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

The following tables present information as of September 30, 2017 and December 31, 2016 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	September 30, 2017
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$9,402	$4,708	$—	$14,110
Marketable securities	17,993	37,603	—	55,596
	$27,395	$42,311	$—	$69,706

	December 31, 2016
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$2,999	$—	$—	$2,999
Marketable securities	129,846	—	—	129,846
	$132,845	$—	$—	$132,845

As of September 30, 2017, marketable securities had a maximum remaining maturity of twelve months.

As of September 30, 2017 and December 31, 2016, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$18,002	$—	$(9)	$17,993
Government agency securities .	26,952	1	(6)	26,947
Corporate debt obligations	10,656	—	—	10,656
	$55,610	$1	$(15)	$55,596

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$129,885	$—	$(39)	$129,846

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

6. Balance Sheet Components (in thousands)

	September 30,	December 31,
	2017	2016
Prepaid and Other Current Assets
Interest receivable	$126	$365
Prepaid research and development manufacturing expenses	161	—
Prepaid insurance	201	145
Other	679	627
	$1,167	$1,137
Property and Equipment, net
Laboratory equipment	$2,008	$1,868
Computer equipment and purchased software	129	58
Leasehold improvements	2,078	2,051
	4,215	3,977
Less: accumulated depreciation and amortization	(1,352)	(729)
	$2,863	$3,248
Accrued and Other Liabilities
Accrued clinical trial related	$3,569	$1,617
Accrued manufacturing expense	1,162	955
Personnel related	717	526
Deferred rent	402	378
Accrued legal and accounting	230	255
Other accrued expenses	318	313
	$6,398	$4,044
Other Liabilities
Deferred rent	$1,063	$1,370
Shares subject to vesting	14	35
	$1,077	$1,405

7. Common Stock

As of September 30, 2017, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of September 30, 2017, no dividends on common stock had been declared.

On September 20, 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. During the three months ended September 30, 2017, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

The Company has reserved shares of common stock, for issuance as follows:

	September 30,	December 31,
	2017	2016
Shares available for future option grants	3,196,652	2,475,600
Outstanding options	2,432,037	2,350,582
Unvested restricted common stock (founders and early exercise of stock options)	392,327	611,698
Shares reserved for employee stock purchase plan	400,000	200,000
Total	6,421,016	5,637,880

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted-
	Shares		Average
	Available	Number	Exercise
	for Grant	of Options	Price
Balance at December 31, 2016	2,475,600	2,350,582	$11.88
Additional shares authorized	830,000	—	—
Options granted	(327,300)	327,300	14.03
Options exercised	—	(27,493)	7.76
Options forfeited	218,352	(218,352)	12.79
Balance at September 30, 2017	3,196,652	2,432,037	$12.13

9. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$626	$578	$1,891	$1,365
General and administrative	875	686	2,599	1,416
Total	$1,501	$1,264	$4,490	$2,781

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three or nine months ended September 30, 2017 or 2016. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

11. Commitments and Contingencies

Facility Lease

In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one-year term. Between January 2015 and August 2016, the Company entered into a series of lease amendments to increase the amount of leased space to 28,633 square feet and extend the expiration of the lease to February 2021. The lease agreement includes an annual rent escalation clause and a right to extend the term at the then current market rate for three years. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. The lease requires the Company to pay additional amounts for operating and maintenance expenses. Rent expense related to the facilities lease for the three and nine months ended September 30, 2017 was approximately $184,000 and $550,000, respectively. Rent expense for the three and nine months ended September 30, 2016 was approximately $122,000 and $378,000, respectively. As of September 30, 2017, future minimum lease payments under the facility lease were as follows (in thousands):

Year Ended December 31 (in thousands):
2017 *	$279
2018	1,143
2019	1,177
2020	1,211
2021	101
Total	$3,911

*Remainder of the year

In August 2015, the Company entered into an agreement for a line of credit of $0.1 million for the purpose of issuing its landlord a letter of credit of $0.1 million as a security deposit under its facility lease. The Company pledged money market funds and marketable securities as collateral for the line of credit. Pursuant to the Company’s license agreements with each of Vernalis and Scripps, it has obligations to make future milestone and royalty payments to these parties, respectively. However, because these amounts are contingent and not fixed or determinable, they have not been included on the Company’s balance sheet.

12. Subsequent Event

In October 2017, the Company received net proceeds of approximately $0.9 million from the sale of 52,569 shares pursuant to the Sales Agreement and $0.6 million from the exercise of stock options.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel immuno-oncology therapies that are designed to harness the immune system to attack cancer cells. Since we began operations in November 2014, we have built a pipeline of five immuno-oncology programs, three of which focus on the adenosine-cancer axis to modulate an immune response. Our lead product candidate, CPI-444, is an oral, small molecule antagonist of the A2A receptor for adenosine, an immune checkpoint. In January 2016, we began enrolling patients in a large expansion cohort trial for CPI-444. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of CPI-444 in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s investigational cancer immunotherapy, Tecentriq® (atezolizumab), a fully humanized investigational monoclonal antibody targeting PD-L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of CPI-444 as both a single agent therapy and in combination with Tecentriq (atezolizumab) for use in the cohort expansion component of the trial. The expansion cohort portion of the trial is now enrolling patients with different types of solid tumors at 37 leading medical centers in the U.S., Australia and Canada. To date, we have announced the expansion of four cohorts from fourteen subjects to twenty-six subjects and two cohorts from twenty-six subjects to forty-eight subjects.

The other product and development candidates in our pipeline also continue to advance. We have chosen a lead development candidate for our second program, an anti-CD73 monoclonal antibody (“CPI-006”) that inhibits the production of adenosine. CPI-006 is currently in IND-enabling studies and we plan to initiate a Phase 1 clinical trial in the first half of 2018. In addition, we recently selected an oral ITK inhibitor as the lead candidate for our ITK program and are currently conducting IND-enabling studies. We also plan to initiate a Phase 1 clinical trial for this candidate in 2018. We expect to select a development candidate for our other program, a small molecule antagonist of the A2B receptor for adenosine in 2018. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immuno-oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

To date, the majority of our efforts have been focused on the research, development and advancement of CPI-444, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations.  During the nine months ended September 30, 2017, we incurred a net loss of $43.7 million and used $35.2 million of cash in operations. As of September 30, 2017, we had an accumulated deficit of $111.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through September 30, 2017, we have funded our operations primarily through the sale and issuance of stock. In November 2014, January 2015 and June 2015, we received aggregate net proceeds of $33.3 million from the sale of our Series A convertible preferred stock. In September 2015, we received net proceeds of $74.8 million from the sale of our Series B convertible preferred stock. On March 22, 2016, our registration statement on Form S-1 (File No. 333-208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the NASDAQ Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

On September 20, 2017, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as sales agent.  During the three months ended September 30, 2017, we received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

As of September 30, 2017, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $99.7 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Critical Accounting Policies

Our critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2017.

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

•                  process development and manufacturing of drug supply of CPI-444;

•                  process development and manufacturing of drug supply of CPI-006 antibody and initiation of a Phase 1/1b clinical trial for CPI-006;

•                  process development and manufacturing of drug supply of our ITK product candidate to support IND-enabling studies; and

•                  preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Operating expenses:
Research and development	$10,733	$7,707	$3,026	$36,617	$20,224	$16,393
General and administrative	2,211	2,769	(558)	7,718	5,502	2,216
Total operating expenses	12,944	10,476	2,468	44,335	25,726	18,609
Loss from operations	(12,944)	(10,476)	(2,468)	(44,335)	(25,726)	(18,609)
Interest income	227	179	48	601	437	164
Net loss	$(12,717)	$(10,297)	$(2,420)	$(43,734)	$(25,289)	$(18,445)

Research and Development Expense

Research and development expenses for the three and nine months ended September 30, 2017 and 2016 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
CPI - 444	$5,660	$2,821	$2,839	$18,904	$7,735	$11,169
CPI - 006	1,154	1,195	(41)	5,101	2,140	2,961
ITK inhibitor	179	340	(161)	1,607	886	721
Other	229	148	81	589	487	102
Unallocated employee and overhead costs	3,511	3,203	308	10,416	8,976	1,440
Total	$10,733	$7,707	$3,026	$36,617	$20,224	$16,393

For the three months ended September 30, 2017, the increase in CPI-444 costs of $2.8 million as compared to the three months ended September 30, 2016, primarily consisted of an increase of $1.8 million in clinical trial costs related to our Phase 1/1b clinical trial an increase of $0.8 million in drug manufacturing costs and an increase of $0.2 million in contracted research costs.  For the nine months ended September 30, 2017, the increase in CPI-444 costs of $11.2 million as compared to the nine months ended September 30, 2016, primarily consisted of an increase of $6.3 million in clinical trial costs related to our Phase 1/1b clinical trial, an increase of $1.3 million in contracted research costs, an increase of $0.6 million in drug manufacturing costs and a $3.0 million milestone payment to Vernalis.

For the three months ended September 30, 2017, the decrease in CPI-006 costs of $0.04 million as compared to the three months ended September 30, 2016, primarily consisted of a decrease of $0.6 million in drug manufacturing costs partially offset by an increase of $0.5 million in IND-enabling study costs. For the nine months ended September 30, 2017, the increase in CPI-006 costs of $3.0 million as compared to the nine months ended September 30, 2016, primarily consisted of an increase of $2.3 million in drug manufacturing costs and an increase of $0.9 million in IND enabling study costs.

For the three months ended September 30, 2017, the decrease in ITK program costs of $0.2 million as compared to the three months ended September 30, 2016, primarily consisted of a decrease of $0.1 million in outside research costs. For the nine months ended September 30, 2017, the increase in ITK program costs of $0.7 million as compared to the nine months ended September 30, 2016, primarily consisted of an increase of $0.7 million in drug manufacturing costs.

For the three months ended September 30, 2017, the increase in unallocated costs of $0.3 million as compared to the three months ended September 30, 2016, primarily consisted of an increase of $0.2 million in personnel and related costs. For the nine months ended September 30, 2017, the increase in unallocated costs of $1.4 million as compared to the nine months ended September 30, 2016, primarily consisted of an increase of $1.3 million in personnel and related costs (including an increase in stock compensation expense of $0.5 million) associated with an increase in headcount.

General and Administrative Expense

For the three months ended September 30, 2017, the decrease in general and administrative expenses of $0.6 million as compared to the three months ended September 30, 2016, primarily consisted of a decrease of $0.6 million in patent and related costs.  For the nine months ended September 30, 2017, the increase in general and administrative expenses of $2.2 million as compared to the nine months ended September 30, 2016, primarily consisted of an increase of $1.4 million in personnel and related costs (including an increase in stock compensation expense of $1.2 million) associated with an increase in headcount, an increase of $0.4 million in legal and accounting costs, an increase of $0.7 million in costs associated with being a public company which increases were partially offset by a $0.7 million decrease in patent and related costs.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and marketable securities of $99.7 million, and an accumulated deficit of $111.6 million, compared to cash and cash equivalents and short-term investments of $134.9 million and an accumulated deficit of $67.9 million as of December 31, 2016. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock in our IPO.

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

In September 2017, we entered into the Sales Agreement pursuant to which we may sell shares of our common stock from time to time with aggregate gross proceeds of up to $125,000,000, through an at-the-market equity offering program under the Sales Agreement. We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of these financial statements. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by (used in)
Operating activities	$(35,233)	$(18,450)
Investing activities	74,153	(51,434)
Financing activities	134	71,355
Net increase (decrease) in csh and cash equivalents	$39,054	$1,471

Cash Flows from Operating Activities

Cash used in operating activities during the nine months ended September 30, 2017 was $35.2 million, which primarily consisted of a net loss of $43.7 million, adjusted by non-cash charges of $5.1 million, primarily consisting of $4.5 million of stock compensation expense and $0.6 million of depreciation expenses, and an increase of $4.1 million in accounts payable and accrued and other liabilities, primarily associated with our increased research and development activities.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2017, cash provided by investing activities was $74.2 million, which consisted of proceeds from maturities of marketable securities of $149.5 million, partially offset by purchases of marketable securities of $75.1 million and purchases of property and equipment of $0.3 million.

During the nine months ended September 30, 2016, cash used in investing activities was $51.4 million, which consisted of purchases of marketable securities of $164.8 million and purchases of property and equipment of $1.5 million, partially offset by proceeds from maturities of marketable securities of $114.9 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, cash provided by financing activities was $0.1 million, which consisted of the proceeds from the exercise of stock options.

During the nine months ended September 30, 2016, cash provided by financing activities was $71.4 million, which primarily consisted of the net proceeds from our IPO.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2017, as compared to those disclosed in our Annual Report on Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $99.7 million as of September 30, 2017 and cash, cash equivalents and marketable securities of $134.9 million as of December 31, 2016, which consisted of bank deposits, money market investments, U.S. Treasury securities, U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidate, CPI-444, which is currently our only product candidate that has undergone clinical development, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $36.4 million and $31.3 million for the years ended December 31, 2016 and 2015, respectively, and $43.7 million and $25.3 million for the nine months ended September 30, 2017 and 2016, respectively. We had an accumulated deficit of $111.6 million as of September 30, 2017. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2014, the majority of our efforts have been focused on the research and development of CPI-444. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and prepare for the commercialization of CPI-444, as well as develop other product candidates, including our lead development candidates under our anti-CD73 program, CPI-006, and ITK program. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-444 or any other product candidates.

In March 2016, we completed our initial public offering (“IPO”), of our common stock pursuant to which we received proceeds of approximately $63.6 million, net of underwriting discounts and commission, and offering expenses. In April 2016, the underwriters exercised their option to purchase an additional 502,618 shares of our common stock, pursuant to which we received additional proceeds of approximately $7.0 million, net of underwriting discounts and commission, and offering expenses. As of September 30, 2017, we had capital resources consisting of cash, cash equivalents and marketable securities of $99.7 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity including pursuant to the Sales Agreement, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

•                  subjects in our clinical trials, or the trials of our collaborators, may die or suffer other adverse effects for reasons that may or may not be related to CPI-444;

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

Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Prior to licensing our lead product candidate, CPI-444, it exhibited encouraging safety data in clinical studies performed by third parties. However, previous studies with CPI-444 had only been conducted in healthy volunteers and patients with attention deficit and hyperactivity disorder (“ADHD”). Only recently, in our Phase 1/1b clinical trial, which we initiated in January 2016, has CPI-444 been administered to cancer patients and, while CPI-444 has been well tolerated to date and there have been possibly drug-related or drug-related serious adverse events observed during the trial, limited information is available concerning safety and efficacy from clinical results obtained to date. It is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-444 could respond in unexpected ways. For instance, older patients with cancer may behave differently and experience more toxicity with CPI-444 than the subjects in the prior clinical studies. In addition, the dosing regimen and duration of treatment in our current Phase 1/1b clinical trial is different from those utilized in the studies previously performed by third parties. In addition, our Phase 1/1b clinical trial is conducted in patients with advanced cancers who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. Furthermore, a portion of our Phase 1/1b clinical trial and Genentech’s planned Phase 1b/2 clinical trial under our collaboration agreement, includes the administration of CPI-444 in combination with Genentech’s investigational cancer immunotherapy, Tecentriq (atezolizumab), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of clinical studies of CPI-444 conducted by third parties will be indicative of results of our Phase 1/1b clinical trial.

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

In January 2016, we initiated a Phase 1/1b clinical trial for CPI-444 in which we administer CPI-444 as a single agent and in combination with Tecentriq (atezolizumab). In this ongoing trial, we have enrolled and plan to continue to enroll patients with many different types of cancer, and while we completed enrollment in the dose-selection part of the trial in November 2016, it may be difficult to enroll such a diverse group of patients in subsequent parts of the trial. For instance, there are ten different treatment cohorts in the clinical trial, four of which have been expanded from fourteen patients to twenty-six patients, and two of which has been expanded from twenty-six patients to forty-eight patients, and it may not be possible to fully enroll all the cohorts or any expansions thereof. Furthermore, if patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations or the availability of approved therapies, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. In clinical studies of CPI-444 performed by third parties prior to our licensing it from Vernalis, patients exhibited mild transient hypertension as well as minor gastrointestinal disorders due to gastric irritation. However, the dosing regimen and duration of treatment in our current Phase 1/1b clinical trial is different from those utilized in the studies previously performed by third parties. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs with different dosing regimens and in combination with other immunotherapies, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. For example, possibly drug-related or drug-related serious adverse events have been observed during our Phase 1/1b clinical trial in patients receiving combination therapy with CPI-444 and Tecentriq (atezolizumab) include hemolytic anemia, encephalitis, hepatitis, pneumonitis, and dermatitis. Other toxicities observed during our Phase 1/1b clinical trial were mild and are commonly seen in patients with advanced cancers, such as nausea, fatigue, rash, diarrhea, fever, abdominal pain, constipation and decreased appetite. Other immune-oncology drugs also have been found occasionally to induce immune related toxicities such as colitis, hepatitis, pneumonitis, meningitis and various endocrine diseases. Such side effects could also be exacerbated when CPI-444 is administered in combination with Tecentriq (atezolizumab) which is provided for in a portion of our Phase 1/1b clinical trial as well as in Genentech’s planned Phase 1b/2 clinical trial under our collaboration agreement. In addition, CPI-444 is known to bind to the A1 adenosine receptor. This receptor is expressed in the heart, and although CPI-444 binds to the A1 receptor at a low affinity, it is possible that sufficient binding of the drug to the A1 receptor could occur, leading to adverse effects on the heart such as irregular heart rate or rapid heart rate.

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

We do not currently have nor do we plan to acquire the infrastructure or internal capability to manufacture our clinical drug supplies for use in the conduct of our trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on several different manufacturers who supply different parts of the CPI-444 molecule and rely on one manufacturer for CPI-006 drug substance.

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

The FDA has the authority to require a risk evaluation and mitigation strategy (“REMS”) as part of an NDA or BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In guidance issued by the Office of Information and Regulatory Affairs within OMB on April 5, 2017, the administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. Further, on February 24, 2017, President Trump issued an Executive Order requiring each agency to designate a regulatory reform officer and create a regulatory reform task force to evaluate existing regulations and make recommendations regarding their repeal, replacement, or modification, and on September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these executive orders. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until twelve years from the date on which the reference product was first licensed. During this twelve-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty, and any processes adopted by the FDA to implement the BPCIA could have a material adverse effect on the future commercial prospects for our biological products.

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

All of our product candidates, if approved, will compete with a range of therapeutic treatments that are either in development or currently marketed. We are aware of companies that have advanced adenosine A2A receptor antagonists into early- or late-stage clinical development for non-oncology indications, primarily Parkinson’s disease. These companies include Merck & Co., Inc. and Acorda Therapeutics, Inc.(through its acquisition of Biotie Therapies Corp in 2016). In addition, Kyowa Hakko Kirin Pharma, Inc. has approval in Japan for an adenosine A2A receptor antagonist for use in Parkinson’s disease and is currently conducting a Phase 3 study in the United States for Parkinson’s disease. Within oncology, Merck has initiated a Phase 1 clinical trial with preladenant, an adenosine A2A antagonist in cancer patients with solid tumors. Palobiofarma SL has initiated a Phase 1 dose finding clinical trial with an adenosine A2A antagonist in lung cancer patients. This A2A antagonist is now licensed to Novartis. AstraZeneca plc has initiated oncology clinical trials with A2A antagonists and Redoxtherapies, Inc., which was acquired by Juno Therapeutics, is developing an A2A receptor antagonist for cancer. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). Also, AstraZeneca, MedImmune LLC and Bristol-Myers Squibb have initiated oncology clinical studies with anti-CD73 antibodies. Finally, Janssen Pharmaceuticals, Inc. and AbbVie Inc. are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

We and our current and any future collaborators, third-party manufacturers and suppliers will or may use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

We and our current and any future collaborators, third-party manufacturers or suppliers will or may use biological materials and may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety of the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. In the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently rely on several different manufacturers who supply different parts of the CPI-444 molecule, on one manufacturer for CPI-006 drug substance and other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of CPI-444 or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

We currently are heavily reliant upon licenses of certain patent rights and proprietary technology from third parties that is important or necessary to the development of our technology and products, including technology related to our product candidates. For example, we rely on our license agreement with Vernalis for all of our rights with respect to the intellectual property covering CPI-444 and certain development candidates under our A2B receptor antagonist program. Further, we rely on our license agreement with The Scripps Research Institute for rights related to our lead development candidate for our anti-CD73 program, CPI-006. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to develop and commercialize our technology and products in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

As of September 30, 2017, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 70% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Raising additional funds by issuing securities may cause dilution to our existing stockholders.

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3, covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. On September 20, 2017, we filed a prospectus supplement and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent.  As of September 30, 2017, we had not sold any shares of common stock under the Sales Agreement.

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

10.1	Sales Agreement, dated September 20, 2017, by and among Corvus Pharmaceuticals, Inc. and Cowen and Company, LLC	8-K	9/20/2017	1.1

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

CORVUS PHARMACEUTICALS, INC.

Date: November 2, 2017	By:	/s/ Richard. A. Miller

Richard A. Miller, M.D.

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Leiv Lea

Leiv Lea

Chief Financial Officer

(Principal Financial and Accounting Officer)