Form 10-K
period 2017-12-31
Corvus Pharmaceuticals, Inc.
filed 2018-03-01
CIK 1626971

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

          Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐ Emerging growth company ☒

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

          As of June 30, 2017, the aggregate market value of the 8,497,239 shares of Common Stock held by non-affiliates of the registrant was approximately $102.8 million, computed by reference to the closing price as reported on The Nasdaq Stock Market. Shares of the registrant's common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes. As of March 1, 2018, 21,065,834 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement to be filed for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

CORVUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "could," "will," "would," "should," "expect," "plan," "anticipate," "believe," "estimate," "intend," "predict," "seek," "contemplate," "potential" or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

  •
  our expectations and beliefs regarding the potential benefits of our product candidates;

  •
  our expectations regarding the clinical effectiveness of our product candidates and utility of our biomarker data;

  •
  the anticipated timing, costs and conduct of our planned clinical trials for CPI-444 and CPI-006, and planned preclinical studies and clinical trials for other product candidates in our development programs;

  •
  our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;

  •
  the timing of the completion of our ongoing clinical trial of CPI-444 and the timing and availability of clinical data from such clinical trial;

  •
  clinical and regulatory development plans with respect to CPI-444, CPI-006 and our other product candidates;

  •
  our expectations regarding the potential market size and the size of the patient populations for CPI-444, CPI-006 and our additional product candidates, if approved for commercial use;

  •
  our ability to commercialize CPI-444 and our additional product candidates, if approved;

  •
  our commercialization, marketing and manufacturing capabilities and strategy;

  •
  the pricing and reimbursement of our product candidates, if approved;

  •
  the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;

  •
  our or any existing or future collaborator's ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

  •
  our ability to establish and maintain collaborations and retain commercial rights for our product candidates in such collaborations;

  •
  the potential benefits of strategic collaborations and our ability to enter into strategic arrangements;

  •
  developments and projections relating to our competitors and our industry, including competing therapies;

  •
  our estimates regarding the effect of changes in the tax code as a result of recent federal tax legislation and uncertainty as to how some of those changes may be applied;

  •
  our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

  •
  our financial performance.

ii

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

        This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

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

iii

Part I

Item 1.    Business

Overview

        We are a clinical stage biopharmaceutical company focused on the development and commercialization of small molecule and antibody agents that precisely target crucial enzymes and proteins in the immune system to treat patients with cancer. Since we began operations in November 2014, we have built a pipeline of five immuno-oncology programs, three of which focus on the adenosine-cancer axis to modulate an immune response. Our lead product candidate, CPI-444, is an oral, small molecule antagonist of the A2A receptor for adenosine, an immune checkpoint. In January 2016, we began enrolling patients in a large expansion cohort trial for CPI-444. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of CPI-444 in several solid tumor types, both as a single agent and in combination with Genentech, Inc.'s cancer immunotherapy, Tecentriq® (atezolizumab), a fully humanized monoclonal antibody targeting PD-L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of CPI-444 as both a single agent therapy and in combination with Tecentriq for use in the cohort expansion stage of the trial. The expansion cohort portion of the trial enrolled patients with non-small cell lung cancer ("NSCLC"), renal cell cancer ("RCC"), melanoma ("MEL"), triple negative breast cancer ("TNBC") and other cancers including colorectal cancer, prostate cancer, head and neck cancer and bladder cancer at 35 leading medical centers in the U.S., Australia and Canada. We have enrolled over 235 patients in this clinical trial to date. In 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol-defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol-defined criteria for expansion to 48 patients. In December 2017, Genentech began enrolling patients in a Phase 1b/2 trial that is evaluating CPI-444 in combination with Tecentriq in patients with NSCLC under an umbrella protocol known as Morpheus.

        The other product and development candidates in our pipeline also continue to advance. In January 2018, we filed an IND for our second program, an anti-CD73 monoclonal antibody ("CPI-006") that inhibits the production of adenosine. We plan to initiate a Phase 1/1b clinical trial in the first quarter of 2018. In addition, in 2017, we selected a lead development candidate for our ITK program and are currently conducting IND-enabling studies. We plan to initiate a Phase 1 clinical trial for this candidate in early 2019. We expect to select a development candidate for our third adenosine program, a small molecule antagonist of the A2B receptor, in 2018. In 2017, we in-licensed a monoclonal antibody to a novel target in immuno-oncology. This antibody is now undergoing optimization and we expect to initiate IND-enabling studies in 2018. We believe the breadth and status of our pipeline demonstrates our management team's expertise in understanding and developing immuno-oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

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

        Since we began operations in November 2014, we have built a pipeline of five immuno-oncology programs. Three of our programs are aimed at disabling cancer's ability to subvert immune attack by inhibiting adenosine in the tumor microenvironment or by blocking its production by tumors. Adenosine activates an immune checkpoint, the adenosine A2A receptor, that is used by the body to limit inflammation and immune responses. Adenosine accomplishes this by interacting with the A2A and A2B receptors expressed on several cells of the immune system; including T-cells, natural killer ("NK") cells, macrophages, dendritic cells and myeloid derived suppressor cells, as well as other cells. We are developing small molecules that selectively inhibit the binding of adenosine to either A2A receptors or to A2B receptors. We also are developing injectable monoclonal antibodies that block the production of adenosine by tumors by inhibiting the cell surface enzyme CD73. Our fourth program is aimed at developing product candidates that regulate T-cell activation and differentiation by inhibiting interleukin-2 inducible kinase ("ITK"). Several of our product candidates are orally administered small molecules, which may provide for easier administration and facilitate their use in combination with other anti-cancer agents. Our oral product candidates are designed to be rapidly eliminated from the body, which, in turn, could reduce the potential for excessive toxicity when used in combination with other antibody-based checkpoint inhibitors.

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

        In October 2015, we filed an investigational new drug ("IND") application for CPI-444 for treatment of several solid tumor types. In January 2016, we began enrolling patients in a large expansion cohort clinical trial for CPI-444. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of CPI-444, both as a single agent and in combination with Tecentriq, and includes patients with different types of solid tumors enrolled in disease-specific cohorts.

        In November 2016, we completed enrollment of the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose for use in the disease-specific expansion cohort component of the trial. We also reported results of initial safety, tolerability, biomarkers and preliminary efficacy. In December 2016, we initiated the second step of the Phase 1/1b clinical trial with our optimal dose of CPI-444 as both a single agent therapy and in combination with Tecentriq. This portion of the trial enrolled patients in ten disease specific cohorts; five of the cohorts receive CPI-444 as a single agent and five receive CPI-444 in combination with Tecentriq. The cohorts include patients with NSCLC, MEL, RCC, TNBC and others (bladder cancer, prostate cancer and colorectal cancer with high mutation rates). In 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol-defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol-defined criteria for expansion to 48 patients.

        The issued U.S. patents that we in-licensed from Vernalis are directed to the composition of matter of CPI-444 and its method of use for treating disorders treatable by purine receptor blocking. The composition of matter patent covering CPI-444 is expected to expire in the United States in July 2029, excluding any patent term extension that may be available. We hold an exclusive, worldwide license under these patent rights and related know-how, including a limited right to grant sublicenses, for all fields of use, to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including CPI-444. We have also filed patent applications covering the use of CPI-444 in combination with other checkpoint inhibitors, and the use of various biomarkers to select and monitor patients receiving therapy.

        Anti-CD73 Adenosine Production Inhibitor.    In December 2014, we in-licensed from The Scripps Research Institute ("Scripps") a mouse hybridoma clone expressing an anti-human CD73 antibody, from which we have developed, CPI-006, a humanized anti-CD73 monoclonal antibody. We have further modified CPI-006 to improve binding to CD73 and maximize its inhibition of catalytic activity. CD73 is an ectonucleotidase often found on lymphocytes, tumors and other tissues and is believed to play an important role in tumor immune suppression by catalyzing the production of extracellular adenosine. In preclinical in vitro studies, our humanized monoclonal anti-CD73 antibody has been shown to inhibit the catalytic activity of CD73, resulting in the blocking of extracellular adenosine production by tumor cells, which we believe could stimulate or enhance immune response to tumors. In January 2018, we filed an IND and, subject to FDA allowance, expect to initiate a Phase 1/1b clinical trial in the first quarter of 2018. We hold a non-exclusive, world-wide license for all fields of use under Scripps' rights in a hybridoma clone expressing an anti-CD73 antibody, and to progeny, mutants or unmodified derivatives of such hybridoma and any antibodies expressed by such hybridoma. In 2016, we filed a patent application covering the composition of matter of CPI-006.

        Adenosine A2B Receptor Antagonist.    We have in-licensed several selective and potent adenosine A2B receptor antagonists from Vernalis. In addition, we are synthesizing and have identified other A2B receptor antagonists from our internal research program. Adenosine A2B receptors have recently been found to play an important role in the immune response to tumors. Similar to adenosine A2A receptors, adenosine binds to adenosine A2B receptors, which leads to immunosuppression. We intend to further develop our A2B agents to improve potency, selectivity, pharmacokinetic behavior and immune enhancing properties. We expect to conduct preclinical studies similar to those we have conducted for CPI-444 in order to select a development candidate in 2018. Upon selection, we intend to conduct further IND-enabling studies and potential Phase 1 clinical trials. We hold an exclusive, worldwide license under certain Vernalis patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing such compounds that have been developed using the intellectual property rights that we in-license from Vernalis.

        ITK Inhibitor.    We have developed selective, covalent inhibitors of ITK and are evaluating them in preclinical studies for potency, safety and efficacy. ITK, an enzyme that functions in T-cell signaling and differentiation, is expressed predominantly in T-cells, which are lymphocytes that play a vital role in immune responses. One of the key survival mechanisms of tumors is believed to be the reprogramming of T-cells to create an inflammatory environment that inhibits anti-tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of T-cell anti-tumor immunity and also may be useful in the treatment of T-cell lymphomas. We have selected a lead development candidate for this program that was designed to bind selectively to T-cells. It is orally bioavailable and has been shown to achieve cellular occupancy of the target in vivo in various animal models. We have initiated IND-enabling studies for our lead development candidate. Subject to the completion of such studies and the submission and acceptance by the FDA of an IND, which we plan to file in 2018, we plan to advance the candidate into Phase 1 clinical trials in cancer patients in early 2019. We have filed patent applications covering composition of matter and uses of our ITK inhibitors and hold exclusive worldwide rights for all indications.

Our Company Origins and Team

        Since we began operations in November 2014, our focus has been on improving and expanding upon the recent success achieved with immune checkpoint inhibitors and on developing agents to new targets in the evolving immuno-oncology field. Our founders and management team consist of industry veterans who have played significant roles in the discovery and development of successful oncology and immunology antibodies and drugs, including rituximab and ibrutinib. Our co-founders include our Chief Executive Officer, Richard A. Miller, M.D., our Chief Financial Officer, Leiv Lea, and our Executive Vice President, Discovery Research, Joseph Buggy, Ph.D. Dr. Miller previously co-founded IDEC (which merged to form Biogen IDEC, now Biogen), where he led research efforts on lymphoma, culminating in the development of rituximab. Dr. Miller, an oncologist, also co-founded and was the initial CEO of Pharmacyclics, Inc. where he and colleagues in-licensed ibrutinib and, together with Dr. Buggy, led its development. Our Chief Financial Officer, Leiv Lea, has previously led finance teams for emerging biotechnology companies, including Pharmacyclics. Mr. Lea has extensive commercial and operating experience in addition to having completed a number of financial and strategic transactions. We have recruited industry veterans and experts to join our management team, and established collaborations with leading biotechnology companies, including Genentech, and collaborative relationships with many leading academic research institutions. With our management team's expertise in developing both small molecule and antibody-based oncology treatments, we believe we are well positioned to identify and develop novel therapeutic agents that have diverse but complementary mechanisms of action, allowing for their potential integration into immuno-oncology treatment regimens for a broad variety of cancers.

Our Strategy

        Our goal is to become a leader in the field of immuno-oncology treatments for multiple cancer indications. Specific elements of our strategy are:

  •
  Leverage our expertise in immunology and oncology to identify, develop and commercialize new product candidates.  We have established development expertise and capabilities in synthetic chemistry, molecular biology, immunology and clinical oncology, which we believe will help us advance product candidates in the immuno-oncology field. We plan to become a leader in the development and commercialization of product candidates targeting adenosine in what is known as the adenosine-cancer axis, a key mechanism used by tumors to evade immune attack. Three of our product programs, are focused on the development of product candidates targeting this axis, including an A2A receptor antagonist, an anti-CD73 antibody and an A2B receptor antagonist. We have also in-licensed a monoclonal antibody to a novel immuno-oncology target that is independent of the adenosine axis. In addition to our internal research programs, we intend to seek opportunities to in-license other product candidates with a focus on the potential to address unmet needs within our areas of expertise.

  •
  Utilize efficient clinical trial designs to enable us to identify the most promising clinical indications.  Our Phase 1/1b clinical trial is designed to evaluate multiple variables, such as single agent and combination therapy, impact of prior therapy with immuno-oncology agents and the role of various biomarkers, which may allow us to determine tumor types that are most responsive to treatment with CPI-444 alone or in combination. This approach has the potential to shorten development time by quickly identifying the most promising clinical indications, which would then be evaluated in subsequent definitive pivotal trials. For instance, in 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol-defined criteria for expansion, and both arms of the RCC cohort further met the protocol-defined criteria for additional expansion. We believe the expansion design of our protocol has allowed us to select the most promising development path to date and we intend to use similar clinical trial designs for our other product candidates in the future.

  •
  Advance product candidates for use alone or in combination with other oncology treatments.  We intend to focus on product candidates with single agent activity, which are also designed to be combined synergistically with other cancer therapies. We believe that many immuno-oncology therapeutic regimens will likely be built on a backbone of anti-PD-1/PD-L1 blockade, and our initial Phase 1/1b clinical trial includes the administration of CPI-444 in combination with Tecentriq. Our product candidates are designed to target the patient's immune system rather than a specific type of malignant cell, and, if approved, could be suitable as a single agent as well as in combination with current and future immunotherapy agents as well as traditional cancer treatments, including chemotherapy, biologic therapy, targeted therapy and radiation therapy.

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

Cancer Treatment and Immuno-oncology

        Cancer is the second leading cause of mortality in the United States, accounting for nearly one in every four deaths. Approximately 40% of Americans will develop some form of cancer, and, according to the American Cancer Society, there were 1.7 million new cases of cancer and 600,000 deaths due to cancer in the United States in 2017. Cancer treatment has traditionally included chemotherapy, biologic therapy, radiation, surgery or a combination of these approaches. Treatment with targeted agents is becoming more widely used. These agents often react with specifically mutated proteins in cancer. Many different mutations are now known to occur in cancer and, in many cases, are responsible for driving tumor progression.

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

        Recently, the reasons for the previous failures of immunologic approaches to cancer treatment have become better understood. Tumors evolve sophisticated survival mechanisms, allowing them to avoid immune-mediated destruction as occurs with pathogens, such as bacteria or viruses. These mechanisms include the activation of immune checkpoints on cells of the immune system, which act to block immune responses, and the reprogramming of T-cells to create an inflammatory environment that inhibits immune response and favors tumor growth. Immune checkpoints are signaling molecules produced by or expressed on immune cells that shut down or block an immune response. In a healthy person, these checkpoints function to limit an immune response to ensure that the immune system does not overreact, which could lead to excessive inflammation and tissue damage, as occurs in patients with autoimmune diseases or allergies. Tumors have evolved to activate these checkpoints to shield them from immune response attacks. However, studies have shown that these mechanisms can be countered using immune checkpoint inhibitors, which can unleash the immune system's cancer-destroying properties. The new found understanding of immune checkpoints has led to a revolution in cancer treatment and the growing field of immuno-oncology. Specific immune checkpoint inhibitors, including antibodies against CTLA-4, PD-1 receptor or its ligand PD-L1 have produced impressive results in the clinic in a range of cancers, leading to FDA approvals for ipilimumab (anti-CTLA-4), nivolumab (anti-PD-1), pembrolizumab (anti-PD-1), Tecentriq (anti-PD-L1), durvalumab (anti-PD-L1) and avelumab (anti-PD-L1).

        Despite their recent success, current checkpoint inhibitors suffer from several limitations. Only a subset of patients treated with checkpoint inhibitors exhibit robust anti-tumor responses, and responses are often partial and temporary. Many patients initially respond, but then relapse due to the emergence of resistant pathways, which may occur due to tumor cell expression of other checkpoints. Some patients experience unusual toxicities related to an over-exuberant immune response against normal tissues leading to pneumonitis, hepatitis, colitis and other autoimmune related disorders. These limitations have motivated a search for other immune checkpoint targets and the use of combinations of various checkpoint inhibitors in an attempt to improve efficacy, reduce resistance and limit or reduce toxicity. To date, the use of combinations of immune checkpoint inhibitors has been limited by excessive and serious autoimmune toxicities.

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

        A significant body of data indicates that targeting the adenosine-cancer axis through the A2A receptor can promote anti-tumor immune responses leading to tumor regression. Consistent with studies of the inhibition of the A2A receptor, A2A receptor gene knockout mice, which completely lack expression of the A2A receptor, exhibit improved anti-tumor immunity. In addition, several preclinical tumor model studies have shown that treatment with A2A receptor inhibitors leads to tumor regression that is enhanced when administered in combination with various other checkpoint inhibitors, such as anti-PD-1 therapies and anti-CTLA-4 therapies. Treatment with anti-CD73 antibodies has been shown to inhibit tumor growth in several pre-clinical animal tumor models.

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

CPI-444 Clinical Development Plan

        In January 2016, we began enrolling patients in a Phase 1/1b, open-label, expansion cohort design clinical trial for patients with selected advanced, incurable cancers. The trial is examining oral CPI-444 administered as both a single agent and in combination with Tecentriq. Under our clinical trial collaboration agreement with Genentech, we are responsible for the design, conduct and cost of the relevant studies, which are under the review of a joint development committee made up of our representatives and representatives of Genentech. Genentech supplies Tecentriq. Pre-treatment and on-treatment tissue, blood and serum samples are collected and tested for a wide range of biomarkers including the characteristics of immune cell infiltrates and expression of numerous genes in tumor tissue samples.

        We are currently conducting the trial in 35 sites in the United States, Australia and Canada. We have enrolled over 235 patients to date. Patients with NSCLC, MEL, RCC, TNBC, bladder cancer, prostate cancer or colorectal cancer with high mutation rates are eligible for participation. Studies by others, utilizing anti-CTLA-4 therapies, anti-PD-1 therapies and anti-PD-L1 therapies have shown that these tumors are more likely to possess immunogenic proteins that are capable of eliciting anti-tumor immune responses. As a result, we believe that selecting patients with these types of tumors will enhance our chances of identifying patients responsive to CPI-444 therapy.

        The primary objectives of our clinical trial for CPI-444, as a single agent and in combination with Tecentriq, are to:

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

        We are conducting the clinical trial of CPI-444 in two steps:

  •
  Step 1—Dose Selection:  We initiated the first step of the clinical trial in January 2016. During this step, we determined the appropriate dosing based on safety, pharmacokinetic and biomarker studies. We randomized patients into one of four cohorts, with up to twelve patients per cohort. In three of the cohorts, we tested single agent CPI-444 at three different doses and schedules as follows: 100 mg twice per day for 14 days, 200 mg once per day for 14 days and 100 mg twice per day for 28 days. Treatment cycles are 28 days and patients continue on therapy until disease progression and/or toxicity. In the fourth cohort, we evaluated 100 mg twice per day for 14 days and then for 28 days in combination with a fixed dose of Tecentriq. In each case, patients continued the therapy until there was evidence of disease progression and/or toxicity. We completed the first step of the clinical trial in November 2016, after enrolling 48 patients, 47 of whom received study treatment and one of whom withdrew from the study prior to receiving any therapy. The optimum dose of CPI-444 selected for step 2 was based on safety and pharmacodynamics.

  •
  Step 2—Dose Expansion:  We initiated this portion of the clinical trial in November 2016. During this step, we have evaluated and plan to further evaluate the selected dose and schedule of CPI-444 as a single agent and in combination with Tecentriq in disease-specific expansion cohorts. This phase of the study has ten cohorts, with five cohorts receiving single agent CPI-444 at a dose of 100mg twice per day for 28 days and five cohorts receiving the combination of CPI-444 at a dose of 100 mg twice per day for 28 days and Tecentriq. Patients are placed into disease-specific cohorts based on type of cancer and prior exposure to an anti-PD-1 or anti-PD-L1 antibody. Each cohort enrolled up to 14 patients, with cohorts expanded if evidence of anti-tumor activity was shown. If a response (defined as partial or complete tumor response or disease stabilization for three months or more) in one or more patients out of 14 patients in a cohort was observed, then we expanded that cohort by twelve additional patients to a total of 26 patients. If a response in five or more patients out of 26 patients in the expanded cohort was observed, then expanded that cohort again by an additional 22 patients, for a total of 48 patients. To date, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol-defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol-defined criteria for expansion to 48 patients.

        Evaluation of responses will be made according to the Response Evaluation Criteria in Solid Tumors ("RECIST") criteria. RECIST is a set of published rules that define when tumors in cancer patients improve (respond), stay the same (stabilize), or worsen (progress) during treatments. The criteria were published in February 2000 by an international collaboration including the European Organization for Research and Treatment of Cancer, National Cancer Institute of the United States, and the National Cancer Institute of Canada Clinical Trials Group. The efficacy endpoints of the study were response rate and disease control rate (defined as complete response, partial response or stable disease). Partial response ("PR") is defined as tumor regression of more than 30% of the tumor volume. Disease control is PR plus stable disease ("SD"). SD is reduction in tumor volume of less than 30% and no more than 20% increase in tumor volume.

        The following is a schematic of the overall study design of our Phase 1/1b clinical trial showing three CPI-444 single agent dose selection cohorts and one combination CPI-444 and Tecentriq cohort followed by disease-specific expansion cohorts that will receive single agent CPI-444 or CPI-444 combined with Tecentriq. The disease cohorts include NSCLC, MEL, RCC, TNBC and one additional cohort ("Other"), which includes bladder cancer, prostate cancer and colorectal cancer with high mutation rates.

 Phase 1/lb Clinical Trial Protocol

CPI-444 Preliminary Clinical Trial Results

        Results Presented at the American Association of Cancer Research Annual Meeting—April 2017

        In April 2017, we announced interim results from our Phase 1/1b trial at the American Association of Cancer Research Annual Meeting. Interim safety data on 113 patients and efficacy data for 96 patients enrolled in the study were presented. Patients with the following histologies were enrolled: 28% triple negative breast cancer (TNBC); 25% non-small cell lung cancer (NSCLC); 12% melanoma (MEL); 12% renal cell cancer (RCC) and 23% others. The median age of the patients was 64 years. All patients had failed approved therapies for their disease, having received a median of two prior treatment regimens (range: 1-5), and 56% were resistant or refractory to prior treatment with anti-PD-(L)1 antibodies. Ninety percent of patients had visceral metastases, including 37% with liver and 9% with brain metastases. For patients with RCC and NSCLC, the median number of prior therapies was four and three, respectively. Seventy-nine percent and 75%, of RCC and NSCLC patients, respectively, were resistant/refractory to prior anti-PD-(L)1 therapy. The efficacy endpoints of the study are response rate and disease control rate (defined as complete response, partial response or stable disease). Partial response is defined as tumor regression of more than 30% of the tumor volume. Disease control is partial response plus stable disease. Stable disease is reduction in tumor volume of less than 30% and no more than 20% increase in tumor volume.

        Interim results showed that disease control (with a median follow up of 16 weeks, range 4-44 weeks) was observed in 38% of those receiving CPI-444 as a single agent (N=52) and in

39% of those receiving the combination (N=44), for an overall disease control rate of 38% in 96 evaluable patients.

        Of 14 patients with tumor regression, three experienced a partial response (regression of more than 30% of the tumor volume) and 11 experienced minor tumor regression (change in tumor volume of 0% to regression of less than or equal to 30% of the tumor volume). Nine of these patients were resistant or refractory to prior anti-PD-(L)1 therapy. The three patients who experienced a partial response included one RCC patient who received single-agent CPI-444, and one NSCLC patient and one colorectal cancer patient who both received the combination therapy. The 11 patients who experienced minor regression of their tumor included seven patients who received single-agent CPI-444 and four who received the combination therapy

        Results Presented at the American Society of Clinical Oncology Annual Meeting—June 2017

        Results for NSCLC (N=45) and RCC (N=30) patients treated on the trial were presented in June 2017 at the American Society of Clinical Oncology. Of 22 evaluable RCC patients, two experienced a partial response, one of whom received single-agent CPI-444 and had failed prior anti-PD-1 therapy. Sixteen patients had stable disease, with six having stable disease for greater than six months. Of 34 evaluable NSCLC patients, two experienced a partial response (one unconfirmed) and 22 patients had stable disease, with four patients having stable disease for a period exceeding six months.

        Results Presented at the Society for Immunotherapy of Cancer Annual Meeting—November 2017

        Biomarker, safety and efficacy data in RCC from our Phase 1/1b clinical trial were presented in November 2017 at the Society for Immunotherapy of Cancer Annual Meeting. Of 51 patients with RCC enrolled in the study, 69% were resistant or refractory to prior anti-PD-(L)1 therapy, having failed those therapies within a median time of 1.6 months prior to enrollment. The RCC patients had several adverse prognostic features including visceral metastases (88%), hepatic metastases (20%), anemia (45%) and elevated serum lactate dehydrogenase (21%). Data from 14 patients receiving CPI-444 single agent therapy and 16 receiving combination therapy who were evaluable for response showed:

  •
  Four patients experienced a partial response (one confirmed and one unconfirmed with single-agent CPI-444 therapy and two confirmed partial responses with combination therapy). Both single agent responses occurred in patients resistant or refractory to prior treatment with anti-PD-(L)1.

  •
  Disease control (stable disease and partial responses) was achieved in 29% and 69% of patients receiving single agent and combination therapy, respectively.

  •
  Adverse events were similar to previous reports. In both the single-agent and combination arms for the entire safety data set (N=210), Grade 1 and 2 adverse events occurring in five or more percent of patients included fatigue, nausea, pruritis, pyrexia, decreased appetite, diarrhea and anemia. One patient had Grade 3 nausea, vomiting and diarrhea in the single agent arm. Four patients had a serious Grade 3 toxicity in the combination arm, one with hepatitis, one with pneumonitis, one with hemolytic anemia, and one with hepatitis, mucositis, pneumonitis and dermatitis. One other patient in the combination arm had both Grade 4 encephalitis and Grade 3 thrombocytopenia.

        Biomarker analysis, performed on blood and tumor tissues from the RCC and NSCLC cohorts, showed:

  •
  Tumor expression of the A2A receptor, CD73 and CD39 was increased in patients resistant to prior treatment with anti-PD-(L)1.

  •
  Patients with RCC and NSCLC had high tumor expression of the A2A receptor, CD73 and CD39 in screening, pre-treatment biopsies compared to patients with other tumors.

  •
  Biopsies showed that treatment with CPI-444 increased CD8 positive cell infiltration in tumors and induced expression of genes consistent with Th1 activation.

        As of February 20, 2018, there were 63 patients with RCC enrolled in the trial. The disease control rate was 53% in the combination arm and 39% in the single agent arm. There are 6 partial responses (2 unconfirmed) in 57 evaluable patients. There have been 52 patients with NSCLC enrolled with two partial responses (one unconfirmed) and disease control rates are 28% and 16% for single agent and combination, respectively. No significant change in adverse event profile has been observed.

Additional CPI-444 Clinical Trials

        We believe the preliminary data from our clinical trial indicate that CPI-444 has single agent activity in multiple tumor histologies and in patients refractory to prior therapies with anti-PD-(L)1 antibodies. Based on these results, we have entered into a second collaboration agreement with Genentech, pursuant to which it will evaluate CPI-444 in combination with atezolizumab in patients with NSCLC that have previously failed a platinum containing chemotherapy regimen and an anti-PD-(L)1. This trial, now enrolling patients, will be conducted under an umbrella protocol known as Morpheus. Up to 65 patients will be enrolled in this trial and compared to a control arm of patients receiving docetaxel, an approved treatment for NSCLC. We are also planning to amend our ongoing Phase 1/1b protocol to enroll up to 50 patients with RCC that have received less prior therapy by limiting enrollment to patients that have failed only an anti-PD-(L)1 and a tyrosine kinase inhibitor.

Product Candidate: A monoclonal anti-CD73 antibody for cancer

Overview

        In December 2014, we in-licensed from Scripps a mouse anti-human CD73 antibody, CPI-006. We have genetically engineered CPI-006 to be humanized by replacing the immunoglobulin ("Ig") heavy and light chain constant regions, and by replacing the murine variable framework regions with human heavy and light chain Ig frameworks. In addition, we have further engineered CPI-006 to enhance binding to CD73 and to block its catalytic activity, which we expect will inhibit conversion of AMP to adenosine by tumor cells.

The Role of CD73 in Cancer

        CD73 is an enzyme expressed on lymphocytes and tumor cells that regulates immune responses by producing immunosuppressive adenosine. The catalytic production of adenosine by CD73 may play an important role in tumor immune suppression by increasing the concentration of adenosine in the tumor microenvironment. CD73 is overexpressed in many cancers, and high levels of CD73 have been shown to be associated with poor disease prognosis. CD73 expression on tumor cells as well as on the host immune cells has been shown to promote tumor immune suppression and metastasis in mice. Other studies in mice have shown that the targeted blockade of CD73 with antibodies can enhance the therapeutic activity of anti-PD-1 and anti-CTLA-4 checkpoint blockade. We believe CD73 and the adenosine-cancer axis may play a role in acquired resistance to anti-PD-(L)1 therapies.

Preclinical Proof of Concept

        In preclinical studies using tumor cells that express the CD73 enzyme, the addition of various concentrations of CPI-006 to such cells in culture substantially inhibited the catalytic activity of the enzyme to background levels of the assay. This was studied by measuring the conversion of AMP to adenosine. These studies demonstrated that at concentrations of 10 µg/ml, CPI-006 was capable of substantially inhibiting the production of adenosine, which indicates that CPI-006 binds to a critical site in the CD73 enzyme necessary for its function. By blocking the cellular production of adenosine, we believe CPI-006 could lead to enhancement of the anti-tumor immune response by lowering the amount of adenosine in the tumor environment. As compared to other reported anti-CD73 antibodies, CPI-006 has been shown in these preclinical studies to react with the active site of the CD73 enzyme and has not caused internalization of CD73. We believe this means it will act as a more potent blockade of the enzyme. In in vitro studies with human lymphocytes, CPI-006 has been shown to restore T cell activation in the presence of AMP, indicating blockade of CD73 activity. Other preclinical studies we conducted have shown that CPI-006 binds to a variety of different types of cancer cell lines in vitro, including those derived from human breast cancer, lung cancer, lymphoma, leukemias and sarcomas.

Anti-CD73 Development Plan

        An IND for CPI-006 was filed in January 2018. Subject to FDA acceptance of our IND, we plan to conduct a multicenter Phase 1/1b expansion design trial that will evaluate CPI-006 as a single agent, in combination with our adenosine antagonist, CPI-444, and in combination with pembrolizumab (anti-PD-1) in three arms. In each arm, CPI-006 will be administered in increasing doses to cohorts of patients until a maximally tolerated dose is determined for each arm. This will be followed by an expansion stage that will evaluate various tumor types, including RCC, NSCLC, and other tumors. We intend to initiate this clinical trial in the first quarter of 2018 and may enroll up to 325 patients.

Product Candidate: An antagonist of the adenosine A2B receptor

        We have in-licensed several selective and potent adenosine A2B receptor antagonists from Vernalis. In addition, we are synthesizing and have identified other A2B receptor antagonists from our internal research program. Adenosine A2B receptors have recently been found to play an important role in the immune response to tumors. Similar to adenosine A2A receptors, adenosine binds to adenosine A2B receptors, which leads to immunosuppression. However, adenosine A2B receptor expression is found on different immune cells, and its function in tumor induced immune suppression is not yet well understood. We intend to further develop our A2B agents to improve potency, selectivity, pharmacokinetic behavior and immune enhancing properties. We expect to conduct studies similar to those we have conducted for CPI-444 in order to select a development candidate in 2018. Upon selection, we intend to conduct further IND-enabling studies and potential Phase 1 clinical trials.

ITK Inhibitor

ITK and Anti-tumor Immune Response

        ITK is an enzyme expressed predominantly in T-cells where it plays a key role in T-cell signaling. T-cell signaling involving ITK is required in the development of T-cells within the thymus, where ITK regulates the production of various T-cell subsets and functions. The ITK cell signaling pathway is similar to the signaling that occurs in B-cells, which is mediated by a homologous enzyme known as BTK, the target of ibrutinib, an approved treatment for patients with B-cell lymphomas and leukemias. We believe that inhibiting ITK in malignant T-cells may be of therapeutic benefit in patients with T-cell leukemias and lymphomas, analogous to the effects of ibrutinib on B-cell lymphomas and leukemias. In malignant T-cells, ITK was found to be over-expressed specifically in certain T-cell lymphomas, including peripheral T-cell lymphoma ("PTCL"), angioimmunoblastic T-cell lymphoma ("AITL") and in a subgroup of T-lymphoblastic leukemia and lymphoma ("T-ALL"). Results presented in February 2018 with our lead compound showed that this orally administered drug demonstrated safety and anti-tumor activity in two companion dogs with T-cell lymphomas.

        In ITK genetic knockout mice, which completely lack expression of ITK, T-cells exhibit defects in T-helper cell differentiation and cytokine secretion but retain the ability to differentiate into cytotoxic

T-cells that secrete IL-2 and IFNg, which are the cells responsible for tumor rejection. We believe that skewing T-helper cell differentiation to favor cytotoxic T-cells may be beneficial in treating cancer.

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

        We have developed selective small molecule covalent inhibitors of ITK by targeting the cysteine amino acid residue at position 442 in the ITK protein. Covalent targeting of ITK is expected to provide a selective and prolonged duration of activity without the need for high systemic exposures and thereby improve the therapeutic window. This approach was previously used by our co-founders to generate ibrutinib. We have synthesized several covalent ITK inhibitors that are selective for ITK. It is anticipated that this selectivity will mimic the immune properties seen in ITK knockout mice and skew the immune response toward a more favorable anti-tumor immune response. We have selected a lead development candidate under this program and are currently conducting IND-enabling studies. Subject to the completion of such studies and the submission and acceptance by the FDA of an IND, we plan to advance the candidate into clinical trials in patients with cancers, including patients with T-cell lymphoma and other cancers, such as solid tumors, in early 2019.

Manufacturing

        We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize. We are able to internally produce small quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our research and development needs. However, we currently rely, and expect to continue to rely, on a number of contract manufacturers to produce sufficient quantities of our product candidates for use in more lengthy preclinical development and clinical trials and in relation to any future commercialization of our product candidates. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This strategy allows us to maintain a more efficient infrastructure, avoid depending on our own manufacturing facility and equipment while simultaneously enabling us to focus our expertise on developing our products. Although we believe we have multiple potential sources for the manufacturing of our product candidates, we currently rely on single manufacturers for different components of CPI-444 and CPI-006.

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

        We are aware of companies that have advanced adenosine A2A receptor antagonists into early- or late-stage clinical development for non-oncology indications, primarily Parkinson's disease. These companies include Merck & Co., Inc. that has evaluated preladenant in Parkinson's disease. In addition, Kyowa Hakko Kirin Pharma, Inc. has approval in Japan for an adenosine A2A receptor antagonist for use in Parkinson's disease and is currently conducting a Phase 3 study in the United States for Parkinson's disease. Within oncology, Merck has initiated a Phase 1 trial with preladenant, an adenosine A2A antagonist in cancer patients with solid tumors, that will be used in combination with pembrolizumab. Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial. AstraZeneca plc has licensed a preclinical A2A antagonist for use in cancer therapy from Heptares, Inc. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics and Arcus Biosciences, Inc. are developing A2A receptor antagonists for cancer. Astra Zeneca and Bristol-Myers Squib have initiated clinical trials with anti-CD73 antibodies in cancer patients. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). Also, AstraZeneca and MedImmune LLC have announced the initiation of a Phase 1 study with an anti-CD73 antibody. Bristol-Myers Squibb also announced the development of an anti-CD73 antibody that is now in clinical trials. Arcus has a CD73 inhibitor in preclinical development. Janssen Pharmaceuticals, Inc. and AbbVie Inc. are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

        We have in-licensed patents and patent applications directed to certain of our product candidates and related uses thereof. We also possess and in-license substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. As of February 12, 2018, our owned, co-owned, and licensed patent portfolio consisted of ten licensed U.S. issued patents, three licensed U.S. pending patent applications, one owned U.S. pending patent application, sixteen owned or co-owned U.S. provisional patent applications, and five owned or co-owned PCT International patent applications directed to CPI-444, CPI-006, and certain of our other proprietary technology, inventions, improvements or other potential product candidates. In addition, our owned and licensed patent portfolio included forty-four licensed patents, three licensed patent applications, and one owned patent application pending in jurisdictions outside of the United States that are foreign counterparts to one or more of the foregoing U.S. patents and patent applications. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, Japan, Australia and China.

        With respect to the immuno-oncology product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

        Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued United States patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. The issued United States patents we license from Vernalis directed to the composition of matter of CPI-444 and its method of use for treating disorders treatable by purine receptor blocking are expected to expire between January 2022 and July 2029, excluding any patent term extension that may be available. The pending U.S. patent application and PCT International patent applications, if granted as patents, that we own directed to the composition of matter and methods of treatment for CPI-006 are expected to expire between December 2036 and June 2037, excluding any patent term extension that may be available. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

        Pursuant to this agreement, we made a one-time cash payment to Vernalis in the amount of $1.0 million upon entering into the agreement. We are also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, we made a milestone payment of $3 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single-agent CPI-444 in our Phase 1/1b clinical trial. The aggregate potential milestone payments are approximately $220 million for all indications.

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

Genentech Collaboration Agreements

        In October 2015, we entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of CPI-444 combined with Genentech's investigational cancer immunotherapy, Tecentriq, a fully humanized monoclonal antibody targeting PD-L1, in a variety of solid tumors in our Phase 1/1b clinical trial. Pursuant to this agreement, we will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of Genentech. Genentech will supply Tecentriq. As part of the agreement, we granted Genentech certain rights of first negotiation to participate in future clinical trials that we may conduct evaluating the administration of CPI-444 in combination with an anti-PD-1 or anti-PD-L1 antibody. If we do not reach agreement on the terms of any such participation by Genentech within a specified time period, we retain the right to collaborate with third parties in such activities. We also granted Genentech certain rights of first negotiation should we decide to license development and commercialization rights to CPI-444. Should we not reach agreement on the terms of such a license within a specified time period, we retain the right to enter into a license with another third party.

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

        In May 2017, we entered into a second clinical trial collaboration agreement with Genentech. Under the new agreement, CPI-444 administered in combination with Tecentriq will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with NSCLC who are resistant and/or refractory to prior therapy with an anti-PD-(L)1 antibody. It is anticipated that the study will enroll up to 65 patients in the treatment arm. Genentech will be responsible for the conduct of the study and we will share the cost of the Phase 1b/2 trial, which began enrolling patients in the fourth quarter of 2017. We are responsible for supplying CPI-444 and retain global development and commercialization rights to CPI-444. We and Genentech each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations, if directed by a regulatory authority or if development of CPI-444 or Tecentriq is discontinued. Further, the agreement will expire after a set period of time following the provision by us of the final clinical study report to Genentech.

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

Biosimilars and Exclusivity

        The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, few biosimilars have been licensed under the BPCIA, although numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

        The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the twelve-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.

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

        We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. The impact that President Trump's administration and the U.S. Congress may have, if any, is uncertain and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

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

Research and Development Expenses

        Our research and development expenses were $46.3 million, $29.4 million and $11.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses" for additional detail regarding our research and development activities.

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

Employees

        As of December 31, 2017, we had 55 total employees, all of whom were full-time and 45 of whom were primarily engaged in research and development activities.

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

Item 1A.    Risk Factors

        Our business involves significant risks, some of which are described below. You should consider carefully the risks and uncertainties described below, together with all of the other information in our Annual Report on Form 10-K, including our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations.". If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

        We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidate, CPI-444, which is currently our only product candidate that has undergone clinical development, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $55.7 million, $36.4 million and $31.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We had an accumulated deficit of $123.5 million as of December 31, 2017. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and results of operations.

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

        In March 2016, we completed our initial public offering ("IPO"), of our common stock pursuant to which we received proceeds of approximately $63.6 million, net of underwriting discounts and commission, and offering expenses. In April 2016, the underwriters exercised their option to purchase an additional 502,618 shares of our common stock, pursuant to which we received additional proceeds of approximately $7.0 million, net of underwriting discounts and commission, and offering expenses. As of December 31, 2017, we had capital resources consisting of cash, cash equivalents and marketable securities of $90.1 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement we entered into with Cowen and Company, LLC on September 20, 2017 in connection with our at-the-market offering (the "Sales Agreement"), debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

        Our product candidates are in the early stage of development and will require additional preclinical studies (other than CPI-444), substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. To date, only CPI-444 has been the focus of advanced development efforts. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of CPI-444. However, we need to raise sufficient funds for, and successfully enroll and complete, our planned clinical trials of CPI-444. We cannot be certain that CPI-444 will be successful in clinical trials, and CPI-444 may not receive regulatory approval even if it is successful in clinical trials. Even if we do receive regulatory approval necessary for the commercialization of CPI-444, we do not expect that such commercialization will occur for at least the next several years. In particular, the future regulatory and commercial success of CPI-444 is subject to a number of risks, including the following:

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

        Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Prior to licensing our lead product candidate, CPI-444, it exhibited encouraging safety data in clinical studies performed by third parties. However, previous studies with CPI-444 had only been conducted in healthy volunteers and patients with attention deficit and hyperactivity disorder ("ADHD"). Since the initiation of our Phase 1/1b clinical trial in January 2016, CPI-444 been administered to cancer patients and, while it has been well tolerated to date, there have been possibly drug-related or drug-related serious adverse events observed during the trial, and limited information is available concerning safety and efficacy. It is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-444 could respond in unexpected ways. For instance, older patients with cancer may behave differently and experience more toxicity with CPI-444 than the subjects in the prior clinical studies. In addition, the dosing regimen and duration of treatment in our current Phase 1/1b clinical trial is different from those utilized in the studies previously performed by third parties. In addition, our Phase 1/1b clinical trial is conducted in patients with advanced cancers who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. Furthermore, a portion of our Phase 1/1b clinical trial and Genentech's planned Phase 1b/2 clinical trial under our collaboration agreement, includes the administration of CPI-444 in combination with Genentech's cancer immunotherapy, Tecentriq, and we have recently been enrolling patients with various cancers to investigate higher doses of our drug as part of a protocol amendment, both of which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of historical clinical studies of CPI-444 conducted by third parties will be indicative of the results of our Phase 1/1b clinical trial, Genentech's planned Phase 1b/2 clinical trial or any future clinical trial of CPI-444.

        We plan to initiate and begin enrolling patients in our Phase 1/1b trial evaluating CPI-006 in early 2018. No human safety data is available for CPI-006 alone or when given in combination with other agents, however we currently expect that successive cohorts of enrolled patients will receive increasing doses of CPI-006 alone, or in combination with CPI-444 or pembrolizumab (anti-PD-L-1). Similar to our Phase 1/1b clinical trial of CPI-444, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-006 could respond in unexpected ways. As a result, there can be no assurance that we will be able to establish the safety and efficacy of CPI-006 or that we will be able to successfully complete our planned clinical trial.

        For the foregoing reasons, we cannot be certain that our ongoing or planned clinical trials or any other future clinical trials will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any termination or suspension of, or delays in the commencement or completion of, our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

        Before we can initiate clinical trials in the United States for our product candidates (other than CPI-444), we must submit the results of preclinical testing to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an investigational new drug ("IND") application. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations ("CROs") and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays in the completion of our planned clinical trials for product candidates could significantly affect our product development costs.

        While we initiated our Phase 1/1b trial for CPI-444 in January 2016, we do not know whether any of our other planned trials will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

        In our ongoing trial of CPI-444, we have enrolled over 235 patients with many different types of cancer and disease specific cohorts for renal cell cancer and non-small cell lung cancer are continuing to enroll. We have also been adding patients with various cancers to investigate higher doses of our drug as part of a protocol amendment. We also anticipate enrolling patients with many different types of cancer in our Phase 1/1b trial of CPI-006. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

        During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. In clinical studies of CPI-444 performed by third parties prior to our licensing it from Vernalis, patients exhibited mild transient hypertension as well as minor gastrointestinal disorders due to gastric irritation. However, the dosing regimen and duration of treatment in our current Phase 1/1b clinical trial is different from those utilized in the studies previously performed by third parties. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs with different dosing regimens and in combination with other immunotherapies, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. For example, possibly drug-related or drug-related serious adverse events have been observed during our Phase 1/1b clinical trial in patients receiving combination therapy with CPI-444 and Tecentriq include hemolytic anemia, encephalitis, hepatitis, pneumonitis, mucositis and dermatitis. Other toxicities observed during our Phase 1/1b clinical trial were mild and are commonly seen in patients with advanced cancers, such as nausea, vomiting, fatigue, rash, diarrhea, fever, abdominal pain, cough, constipation and decreased appetite. Other immune-oncology drugs also have been found occasionally to induce immune related toxicities such as colitis, hepatitis, pneumonitis, meningitis and various endocrine diseases. Such side effects could also be exacerbated when CPI-444 is administered in combination with Tecentriq which is provided for in a portion of our Phase 1/1b clinical trial as well as in Genentech's planned Phase 1b/2 clinical trial under our collaboration agreement, or when CPI-444 is administered in higher doses, which we have begun exploring as part of a protocol amendment. In addition, CPI-444 is known to bind to the A1 adenosine receptor. This receptor is expressed in the heart, and although CPI-444 binds to the A1 receptor at a low affinity, it is possible that sufficient binding of the drug to the A1 receptor could occur, leading to adverse effects on the heart such as irregular heart rate or rapid heart rate.

        We plan to initiate and begin enrolling patients in our Phase 1/1b trial evaluating CPI-006 in the first quarter of 2018. We expect that successive cohorts of enrolled patients will receive increasing doses of CPI-006 alone, or in combination with CPI-444 or pembrolizumab (anti-PD-L-1). No human safety data is available for CPI-006 alone or when given in combination with other agents.

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

        The success of our business depends primarily upon our ability to develop and commercialize CPI-444. Although CPI-444 is currently in clinical development, our research programs may fail to identify other potential product candidates or advance them into and through clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying other potential product candidates or our other potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. It may also take greater human and financial resources to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through our research programs than we will possess, thereby limiting our ability to diversify and expand our product candidate portfolio.

We are conducting a clinical trial for CPI-444, and may also in the future, conduct clinical trials of other product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

        We are currently conducting our clinical trial for CPI-444 at 35 leading medical centers in the U.S., Australia and Canada. In the future we may add additional clinical sites outside of the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials for CPI-444 or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of CPI-444 or any other product candidates.

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

        We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our Phase 1/1b clinical trial for CPI-444 and expect to continue to be dependent on third parties to conduct any future clinical studies of CPI-444, our planned clinical trial of CPI-006 and preclinical and clinical trials for our other product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area ("EEA") and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

        In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or BLA we submit by the FDA. Any such delay or rejection could prevent us from commercializing CPI-444 or our other product candidates.

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

        In addition, the supply chain for the manufacturing of our product candidates is complicated and can involve several parties. If we were to experience any supply chain issues, our product supply could be seriously disrupted. We should expect that the logistical challenges associated with our supply chain will grow more complex as additional product candidates, such as CPI-006, commence any clinical trials.

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

        All of our product candidates are still in preclinical or early-stage clinical development. In particular, none of our product candidates, other than CPI-444, has ever been tested in a human subject. Our ability to generate product revenue will depend heavily on our ability to successfully develop and commercialize our product candidates. We do not expect that such commercialization of any of our product candidates will occur for at least the next several years, if ever. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

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

        The FDA has the authority to require a risk evaluation and mitigation strategy ("REMS") as part of an NDA or BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry.

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

        We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA's ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA's ability to exercise its regulatory authority. If these executive actions impose constraints on FDA's ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

        Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential Administration and U.S. Congress has sought and will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

        Though CPI-444 is a small molecule and will not be regulated as a biological product, CPI-006, which we expect to begin evaluating in a Phase 1/1b clinical trial in the first quarter of 2018, is a biological product. We believe that any of our future product candidates approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

        While we have not obtained nor have we sought to obtain orphan designation for any product candidate, we believe many of the potential indications of our product candidates, if approved, could qualify for orphan drug designation. For instance, if CPI-444 or CPI-006 is approved for the treatment of certain solid tumors with small patient populations, such as melanoma, renal or triple-negative breast cancer, it is possible that it could qualify for orphan drug designation with respect to such indications. As a result, we may seek to obtain orphan drug designation for our product candidates for any qualifying indications they may be approved for in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

        In connection with our Phase 1/1b clinical trial for CPI-444, we entered into a clinical trial collaboration agreement with Genentech in October 2015. Pursuant to the agreement, Genentech provides access to, and supplies of, its cancer immunotherapy, Tecentriq, to be used in combination with CPI-444 during the clinical trial. The collaboration operates under a joint development committee with equal representation from both companies. In May 2017, we signed a second clinical trial collaboration agreement with Genentech. Under the new agreement, CPI-444 administered in combination with Tecentriq will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with non-small cell lung cancer who are resistant and/or refractory to prior therapy with an anti-PD-(L)1 antibody. However, we and Genentech each have the right to terminate the respective collaboration agreements due to material breach by either party, for safety considerations, if directed by a regulatory authority or if development of CPI-444 or Tecentriq is discontinued. If we fail to maintain these strategic collaborations with Genentech (1) the development of CPI-444 in combination with Tecentriq may be terminated or delayed; (2) our cash expenditures related to development of CPI-444 could increase significantly, and we may need to seek additional financing; (3) we may be required to hire additional employees or otherwise develop expertise for which we have not budgeted; (4) we will bear all of the risk related to the development of CPI-444 as a combination therapy; and (5) we will need to seek collaborations with other companies that have anti-PD-1 or anti-PD-L1 antibodies, which will significantly delay our development program and could have a material adverse effect on our business, financial condition and results of operations.

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

        All of our product candidates, if approved, will compete with a range of therapeutic treatments that are either in development or currently marketed. We are aware of companies that have advanced adenosine A2A receptor antagonists into early- or late-stage clinical development for non-oncology indications, primarily Parkinson's disease. These companies include Merck & Co., Inc. that has evaluated preladenant in Parkinson's disease. In addition, Kyowa Hakko Kirin Pharma, Inc. has approval in Japan for an adenosine A2A receptor antagonist for use in Parkinson's disease and is currently conducting a Phase 3 study in the United States for Parkinson's disease. Within oncology, Merck has initiated a Phase 1 trial with preladenant, an adenosine A2A antagonist in cancer patients with solid tumors, that will be used in combination with pembrolizumab. Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial. AstraZeneca plc has licensed a preclinical A2A antagonist for use in cancer therapy from Heptares, Inc. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics and Arcus Biosciences, Inc. are developing A2A receptor antagonists for cancer. Astra Zeneca and Bristol-Myers Squib have initiated clinical trials with anti-CD73 antibodies in cancer patients. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). Also, AstraZeneca and MedImmune LLC have announced the initiation of a Phase 1 study with an anti-CD73 antibody. Bristol-Myers Squibb also announced the development of an anti-CD73 antibody that is now in clinical trials. Arcus has a CD73 inhibitor in preclinical development. Janssen Pharmaceuticals, Inc. and AbbVie Inc. are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

Recent U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

        We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

        We will need to grow our organization substantially to continue development and pursue the potential commercialization of CPI-444 and our other product candidates. As we seek to advance CPI-444 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.

        We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks, or those of our vendors, and may result in significant data losses or theft of our intellectual property or proprietary business information. A cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently rely on several different manufacturers who supply different parts of the CPI-444 molecule, on one manufacturer for CPI-006 drug substance and other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of CPI-444, CPI-006 or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

        As of December 31, 2017, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 60% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

        To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3, covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. On September 20, 2017, we filed a prospectus supplement and entered into the Sales Agreement with Cowen and Company, LLC ("Cowen") to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of December 31, 2017, we have sold 52,569 shares of common stock for gross proceeds of approximately $894,000 pursuant to the Sales Agreement.

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

        Pursuant to Section 404 of Sarbanes-Oxley, when we lose our status as an "emerging growth company" and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

        We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2017, we had federal net operating loss ("NOL") carryforwards of approximately $42.1 million and state NOL carryforwards of approximately $94.5 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2017, we also had $3.0 million of federal and $2.1 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the "ownership change" provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. An "ownership change" is generally defined as a cumulative change in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. We may have experienced an ownership change in the past, including in connection with our IPO, and we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

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

	Price Range
	High	Low
2017
First Quarter	$21.37	$13.22
Second Quarter	$20.71	$9.44
Third Quarter	$17.23	$11.30
Fourth Quarter	$16.93	$9.30
2016
First Quarter (beginning March 23, 2016)	$15.39	$13.75
Second Quarter	$15.90	$9.63
Third Quarter	$17.77	$12.04
Fourth Quarter	$17.33	$13.01

Holders of Record

        As of March 1, 2018, there were approximately 27 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

        The following graph shows the total stockholder's return on an investment of $100 in cash at market close on March 23, 2016 (the first day of trading of our common stock), through December 31, 2017 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index.

        Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph and the table below it shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	March 23, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Corvus (CRVS)	$100.00	$100.07	$115.44	$100.35	$145.75	$84.91	$111.86	$72.70
NASDAQ Composite Index (IXIC)	$100.00	$101.55	$111.39	$112.88	$123.97	$128.76	$136.22	$144.76
NASDAQ Biotech Index (^NBI)	$100.00	$101.37	$113.93	$104.36	$115.52	$122.16	$131.47	$126.33

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

Recent Sales of Unregistered Equity Securities

        None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Financial Data

        You should read the following selected financial data together with the information under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. The statement of operations data for each of the years ended December 31, 2017, 2016 and 2015 and period from January 27, 2014 (inception) to December 31, 2014 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2015 and 2014 are derived from our consolidated audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results of any prior periods are not necessary indicative of results to be expected in any future period.

				Period from January 27, 2014 (inception) to December 31, 2014
	Year Ended December 31,
Consolidated Statements of Operations and Comprehensive Loss Data:	2017	2016	2015
	(In thousands, except share and per share amounts)
Operating expenses:
Research and development	$46,305	$29,356	$11,352	$38
General and administrative	10,219	7,620	2,418	123

Total operating expenses	56,524	36,976	13,770	161

Loss from operations	(56,524)	(36,976)	(13,770)	(161)
Change in fair value of convertible preferred stock liability	—	—	(17,600)	—
Interest income and other expense, net.	861	601	35	—

Net loss	$(55,663)	$(36,375)	$(31,335)	$(161)

Net loss per share, basic and diluted	$(2.72)	$(2.36)	$(83.86)	$(0.95)

Shares used to compute net loss per share, basic and diluted	20,488,506	15,422,041	373,643	170,278

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(2)	6	(45)	—

Comprehensive loss	$(55,665)	$(36,369)	$(31,380)	$(161)

				Period from January 27, 2014 (inception) to December 31, 2014
	Year Ended December 31,
Consolidated Balance Sheet Data:	2017	2016	2015
	(In thousands)
Cash, cash equivalents and marketable securities	$90,055	$134,896	$94,386	$12,517
Working capital	82,265	130,089	92,593	9,855
Total assets	94,775	140,150	98,459	12,529
Convertible preferred stock	—	—	125,780	10,011
Total stockholders' equity	$84,835	$132,801	$(31,101)	$(159)

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

Overview

        We are a clinical stage biopharmaceutical company focused on the development and commercialization of small molecule and antibody agents that precisely target crucial enzymes and proteins in the immune system to treat patients with cancer. Since we began operations in November 2014, we have built a pipeline of five immuno-oncology programs, three of which focus on the adenosine-cancer axis to modulate an immune response. Our lead product candidate, CPI-444, is an oral, small molecule antagonist of the A2A receptor for adenosine, an immune checkpoint. In January 2016, we began enrolling patients in a large expansion cohort trial for CPI-444. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of CPI-444 in several solid tumor types, both as a single agent and in combination with Genentech, Inc.'s cancer immunotherapy, Tecentriq® (atezolizumab), a fully humanized monoclonal antibody targeting PD-L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of CPI-444 as both a single agent therapy and in combination with Tecentriq for use in the cohort expansion stage of the trial. The expansion cohort portion of the trial enrolled patients with non-small cell lung cancer ("NSCLC"), renal cell cancer ("RCC"), melanoma ("MEL"), triple negative breast cancer ("TNBC") and other cancers including colorectal cancer, prostate cancer, head and neck cancer and bladder cancer at 35 leading medical centers in the U.S., Australia and Canada. We have enrolled over 235 patients in this clinical trial to date. In 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol-defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol-defined criteria for expansion to 48 patients. In December 2017, Genentech began enrolling patients in a Phase 1b/2 trial that is evaluating CPI-444 in combination with Tecentriq in patients with NSCLC under an umbrella protocol known as Morpheus.

        The other product and development candidates in our pipeline also continue to advance. In January 2018, we filed an IND for our second program, an anti-CD73 monoclonal antibody ("CPI-006") that inhibits the production of adenosine. We plan to initiate a Phase 1/1b clinical trial in the first quarter of 2018. In addition, in 2017, we selected a lead development candidate for our ITK program and are currently conducting IND-enabling studies. We plan to initiate a Phase 1 clinical trial for this candidate in early 2019. We expect to select a development candidate for our third adenosine program, a small molecule antagonist of the A2B receptor, in 2018. In 2017, we in-licensed a monoclonal antibody to a novel target in immuno-oncology. This antibody is now undergoing optimization and we expect to initiate IND-enabling studies in 2018. We believe the breadth and status of our pipeline demonstrates our management team's expertise in understanding and developing immuno-oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

        To date, the majority of our efforts have been focused on the research, development and advancement of CPI-444, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2017 and 2016 was $55.7 million and $36.4 million, respectively. As of December 31, 2017, we had an accumulated deficit of $123.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates, including our expected initiation of a Phase 1/1b clinical trial of CPI-006 in the first quarter of 2018. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

        Since our inception and through December 31, 2017, we have funded our operations primarily through the sale and issuance of stock. In November 2014, January 2015 and June 2015, we received aggregate net proceeds of $33.3 million from the sale of our Series A convertible preferred stock. In September 2015, we received net proceeds of $74.8 million from the sale of our Series B convertible preferred stock. On March 22, 2016, our registration statement on Form S-1 (File No. 333-208850) relating to our initial public offering ("IPO") of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

        On September 20, 2017, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an "at-the-market" offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. During the year ended December 31, 2017, we received net proceeds of approximately $0.7 million from the sale of 52,569 shares of common stock pursuant to the Sales Agreement.

        As of December 31, 2017, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $90.1 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled "Risk Factors" and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

        We currently have no manufacturing capabilities and do not intend to establish any such capabilities. We have no commercial manufacturing facilities for our product candidates. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices.

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

  •
  process development and manufacturing of drug supply for CPI-006 and conducting a Phase 1/1b clinical trial for CPI-006;

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

        We expect that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of one or more of our product candidates.

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Year ended December 31,
				Change 2016 to 2017	Change 2015 to 2016
	2017	2016	2015
Operating expenses:
Research and development	$46,305	$29,356	$11,352	$16,949	$18,004
General and administrative	10,219	7,620	2,418	2,599	5,202

Total operating expenses	56,524	36,976	13,770	19,548	23,206

Loss from operations	(56,524)	(36,976)	(13,770)	(19,548)	(23,206)
Change in fair value of convertible preferred stock liability	—	—	(17,600)	—	17,600
Interest income and other expense, net	861	601	35	260	566

Net loss	$(55,663)	$(36,375)	$(31,335)	$(19,288)	$(5,040)

Research and Development Expenses

        Research and development expense for the years ended December 31, 2017 and 2016, consisted of the following costs by program (specific program costs consist solely of external costs):

	Year ended December 31,
				Change 2016 to 2017	Change 2015 to 2016
	2017	2016	2015
CPI-444	$23,156	$12,150	$4,092	$11,006	$8,058
CPI-006	6,008	2,823	315	3,185	2,508
ITK Inhibitor	1,791	1,655	539	136	1,116
Other Programs	581	591	181	(10)	410
Unallocated employee and overhead costs	14,769	12,137	6,225	2,632	5,912

	$46,305	$29,356	$11,352	$16,949	$18,004

        For the year ended December 31, 2017, the increase in CPI-444 costs of $11.0 million as compared to the year ended December 31, 2016, primarily consisted of an increase of $4.2 million in clinical trial costs related to our Phase 1/1b clinical trial, an increase of $1.6 million in drug manufacturing costs to support our clinical trial, an increase of $2.2 million in contracted research costs, and a $3.0 million license payment to Vernalis in 2017.

        For the year ended December 31, 2017, the increase in CPI-006 costs of $3.2 million as compared to the year ended December 31, 2016, primarily consisted of an increase of $2.3 million in drug manufacturing costs and increase of $0.8 million in IND-enabling study costs.

        For the year ended December 31, 2017, the increase in ITK program costs of $0.1 million as compared to the year ended December 31, 2016, primarily consisted of pre-clinical costs.

        For the year ended December 31, 2017, costs related to other programs of $0.6 million were comparable to the year ended December 31, 2016, and primarily consisted of outside chemical synthesis and testing of research compounds.

        For the year ended December 31, 2017, the increase in unallocated costs of $2.6 million as compared to the year ended December 31, 2016, primarily consisted of a $2.1 million increase in personnel and related costs due to an increase in headcount (including an increase in stock compensation expense of $1.0 million).

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

        For the year ended December 31, 2016, the increase in CPI-006 costs of $2.5 million as compared to the year ended December 31, 2015, primarily consisted of an increase of $2.2 million in drug manufacturing costs.

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

General and Administrative Expenses

        For the year ended December 31, 2017, the increase in general and administrative expenses of $2.6 million as compared to the year ended December 31, 2016, primarily consisted of an increase of $1.8 million in personnel and related costs associated with an increase in headcount (including an increase in stock compensation expense of $1.4 million), an increase of $0.7 million in costs associated with being a public company and an increase of $0.1 million in facility related expenses.

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

Liquidity and Capital Resources

Sources of Liquidity

        As of December 31, 2017, we had cash, cash equivalents and marketable securities of $90.1 million and an accumulated deficit of $123.5 million, compared to cash, cash equivalents and marketable securities of $134.9 million and an accumulated deficit of $67.9 million as of December 31, 2016. We have financed our operations primarily through sales of our common stock in conjunction with the initial public offering ("IPO") and convertible preferred stock.

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

        On September 20, 2017, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an "at-the-market" offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. During the year ended December 31, 2017, we received net proceeds of approximately $0.7 million from the sale of 52,569 shares of common stock pursuant to the Sales Agreement.

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

        We expect to increase our spending in connection with the development and commercialization of our product candidates. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financings. We may also enter into additional collaboration arrangements or selectively partner for clinical development and commercialization. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. In addition, sufficient additional funding may not be available on acceptable terms, or at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could have a material effect on our business, financial condition and results of operations.

Summary of Statement of Cash Flows

        The following table summarizes our cash flows for the periods indicated (in thousands):

	Year ended December 31,
				Change 2016 to 2017	Change 2015 to 2016
	2017	2016	2015
Net cash provided by (used in)
Operating activities	$(46,212)	$(27,857)	$(11,328)	$(18,355)	$(16,529)
Investing activities	84,826	(42,556)	(92,032)	127,382	49,476
Financing activities	1,442	71,358	94,948	(69,916)	(23,590)

Net increase (decrease) in csh and cash equivalents	$40,056	$945	$(8,412)	$39,111	$9,357

Cash Flows from Operating Activities

        Cash used in operating activities during the year ended December 31, 2017 was $46.2 million, which primarily consisted of a net loss of $55.7 million, adjusted by non-cash charges of $6.9 million, primarily consisting of $6.2 million of stock compensation expense and $0.8 million of depreciation expense, an increase of $3.1 million in accounts payable and accrued and other liabilities, primarily associated with our increased research and development activities.

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

Cash Flows from Investing Activities

        Cash provided by investing activities during the year ended December 31, 2017 was $84.8 million, which consisted of proceeds from maturities of marketable securities of $173.4 million, which was partially offset by purchases of marketable securities of $88.3 million and purchases of property and equipment of $0.3 million.

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

Cash Flows from Financing Activities

        Cash provided by financing activities during the year ended December 31, 2017 was $1.4 million, consisting of $0.7 million of stock sales and $0.7 million of proceeds from the exercise of stock options.

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

Contractual Obligations

        We lease our facilities under a non-cancelable operating lease that expires in 2021. As of December 31, 2017, contractual obligations were as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Contractual obligations:
Operating lease obligations	$3,632	$1,144	$2,387	$101	$—

Total contractual obligations	$3,632	$1,144	$2,387	$101	$—

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

Cash, Cash Equivalents and Marketable Securities

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

        We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and a valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered in the future. We apply judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance for all periods presented. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal.

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

        On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the "Tax Act") was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We consider the accounting of the transition tax and deferred tax re-measurements to be complete—however, since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we are not yet able to reasonably estimate the effect of Global Intangible Low Taxed Income ("GILTI") and have not yet made a policy decision regarding whether to record deferred taxes on GILTI. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $90.1 million as of December 31, 2017, which consisted of U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

        We do not have any foreign currency or other derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

CORVUS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corvus Pharmaceuticals, Inc.:

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Corvus Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 1, 2018

We have served as the Company's auditor since 2015.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$45,106	$5,050
Marketable securities	44,949	129,846
Prepaid and other current assets	1,179	1,137

Total current assets	91,234	136,033
Property and equipment, net	2,672	3,248
Other assets	869	869

Total assets	$94,775	$140,150

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,454	$1,900
Accrued and other liabilities	5,515	4,044

Total current liabilities	8,969	5,944
Other liabilities	971	1,405

Total liabilities	9,940	7,349

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at December 31, 2017 and December 31, 2016; 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at December 31, 2017 and December 31, 2016; 21,041,250 and 20,922,428 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	208,408	200,709
Accumulated other comprehensive loss	(41)	(39)
Accumulated deficit	(123,534)	(67,871)

Total stockholders' equity	84,835	132,801

Total liabilities and stockholders' equity	$94,775	$140,150

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$46,305	$29,356	$11,352
General and administrative	10,219	7,620	2,418

Total operating expenses	56,524	36,976	13,770

Loss from operations	(56,524)	(36,976)	(13,770)
Change in fair value of convertible preferred stock liability	—	—	(17,600)
Interest income and other expense, net	861	601	35

Net loss	$(55,663)	$(36,375)	$(31,335)

Net loss per share, basic and diluted	$(2.72)	$(2.36)	$(83.86)

Shares used to compute net loss per share, basic and diluted	20,488,506	15,422,041	373,643

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(2)	6	(45)

Comprehensive loss	$(55,665)	$(36,369)	$(31,380)

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock			Accumlated Other Comprehensive Income
					Aditional Paid-in Capital		Accumelated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	3,395,468	10,011	1,046,749	—	2	—	(161)	(159)
Issuance of Series A convertible preferred stock, net	5,525,961	20,730	—	—	—	—	—	—
Reclassification of convertible preferred stock liability	—	20,200	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net	5,353,312	74,839	—	—	—	—	—	—
Issuance of common stock for cash upon early exercise of stock options and lapse of restrictions	—	—	384,866	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	428	—	—	428
Unrealized loss on marketable securities						(45)	—	(45)
Net loss	—	—	—	—	—	—	(31,335)	(31,335)

Balance at December 31, 2015	14,274,741	125,780	1,431,615	—	440	(45)	(31,496)	(31,101)
Conversion of Series A and B convertible preferred stock into common stock	(14,274,741)	(125,780)	14,274,741	1	125,779	—	—	125,780
Issuance of common stock upon initial public offering, net	—	—	5,202,618	1	70,624	—	—	70,625
Common stock issued on exercise of stock options	—	—	13,454	—	4	—	—	4
Vesting of restricted stocks issued upon early exercise of stock options	—	—	—	—	34	—	—	34
Stock-based compensation expense	—	—	—	—	3,828	—	—	3,828
Unrealized gain on marketable securities	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(36,375)	(36,375)

Balance at December 31, 2016	—	—	20,922,428	2	200,709	(39)	(67,871)	132,801
Issuance of common stock in conjunction with the Sales Agreement, net	—	—	52,569	—	711	—	—	711
Common stock issued on exercise of stock options	—	—	66,253	—	731	—	—	731
Vesting of restricted stocks issued upon early exercise of stock options	—	—	—	—	28	—	—	28
Stock-based compensation expense	—	—	—	—	6,229	—	—	6,229
Unrealized gain on marketable securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(55,663)	(55,663)

Balance at December 31, 2017	—	$—	21,041,250	$2	$208,408	$(41)	$(123,534)	$84,835

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(55,663)	$(36,375)	$(31,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	842	594	148
Amortization (accretion) related to marketable securities	(195)	648	(41)
Stock-based compensation	6,229	3,828	428
Change in fair value of convertible preferred stock liability	—	—	17,600
Other	—	—	40
Changes in operating assets and liabilities:
Prepaid and other current assets	(44)	290	(1,265)
Other assets	—	(869)	—
Accounts payable	1,554	518	1,240
Accrued and other liabilities	1,499	2,814	1,218
Other long-term liabilities	(434)	695	639

Net cash used in operating activities	(46,212)	(27,857)	(11,328)

Cash flows from investing activities
Purchases of marketable securities	(88,309)	(258,281)	(104,385)
Sales of marketable securities	—	4,199	—
Maturities of marketable securities	173,401	213,725	14,100
Purchase of property and equipment	(266)	(2,199)	(1,747)

Net cash used in investing activities	84,826	(42,556)	(92,032)

Cash flows from financing activities
Proceeds from issuance of common stock, net	711	71,354	—
Proceeds from issuance of convertible preferred stock, net	—	—	95,569
Payment of offering costs	—	—	(729)
Proceeds from exercise of common stock options	731	4	108

Net cash provided by financing activities	1,442	71,358	94,948

Net increase in cash and cash equivalents	40,056	945	(8,412)
Cash and cash equivalents at beginning of the period	5,050	4,105	12,517

Cash and cash equivalents at end of the period	$45,106	$5,050	$4,105

Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$—	$84	$286
Deferred offering costs incurred but not paid	—	—	222

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

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company's functional and reporting currency is the U.S. dollar. The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2017, the Company had an accumulated deficit of $123.5 million and cash, cash equivalents and marketable securities of $90.1 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

CORVUS PHARMACEUTICALS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk and Other Risks and Uncertainties

        Substantially all of the Company's cash and cash equivalents are deposited in accounts with two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company's marketable securities consist of investments in U.S. Treasury securities, U.S. government agency securities and corporate debt obligations, which can be subject to certain credit risks. However, the Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer, and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

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

Cash, Cash Equivalents and Marketable Securities

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

Property and Equipment, Net

        Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets:

Laboratory equipment	5 years
Computer equiipment and purchased software	3 years
Leasehold improvements	Shorter of asset's useful life or remaining term of lease

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

        On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the "Tax Act") was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We consider the accounting of the transition tax and deferred tax re-measurements to be complete—however, since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we are not yet able to reasonably estimate the effect of Global Intangible Low Taxed Income ("GILTI") and have not yet made a policy decision regarding whether to record deferred taxes on GILTI. We expect to complete our analysis within the measurement period in accordance with SAB 118. See Note 12 in these notes to the consolidated financial statements for additional information.

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

        In May 2017, the FASB issued ASU No 2017-09, Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company beginning January 1, 2018 and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. Net Loss per Share

        The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss—basic and diluted	$(55,663)	$(36,375)	$(31,335)

Denominator:
Weighted average common shares outstanding	20,958,557	16,188,980	1,269,315
Less: weighted average common shares subject to repurchase	(470,051)	(766,939)	(895,672)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	20,488,506	15,422,041	373,643

Net loss per share, basic and diluted	$(2.72)	$(2.36)	$(83.86)

        The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
Convertible preferrd stock	—	—	14,274,741
Common stock subject to repurchase	319,203	611,698	924,535
Outstanding options	3,013,394	2,350,582	784,136

Total shares of common stock equivalents	3,332,597	2,962,280	15,983,412

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

        The Company's Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs.

        The following tables present information as of December 31, 2017 and 2016 about the Company's assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	December 31, 2017
	Fair Value Measured Using
				Total Balance
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$—	$44,555	$—	$44,555
Marketable securities	—	44,949	—	44,949

	$—	$89,504	$—	$89,504

	December 31, 2016
	Fair Value Measured Using
				Total Balance
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,999	$—	$—	$2,999
Marketable securities	129,846	—	—	129,846

	$132,845	$—	$—	$132,845

        As of December 31, 2017, marketable securities had a maximum remaining maturity of nine months.

CORVUS PHARMACEUTICALS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

        As of December 31, 2017 and 2016, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government agency securities	$32,311	$—	$(39)	$32,272
Corporate debt obligations	12,679	—	(2)	12,677

	$44,990	$—	$(41)	$44,949

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$129,885	$—	$(39)	$129,846

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

CORVUS PHARMACEUTICALS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. License and Collaboration Agreements (Continued)

Genentech Collaboration Agreement

        In October 2015, the Company entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of CPI-444 combined with Genentech's investigational cancer immunotherapy, Tecentriq, a fully humanized monoclonal antibody targeting protein programmed cell death ligand 1("PD-L1"), in a variety of solid tumors in a Phase 1/1b clinical trial. Pursuant to this agreement, the Company will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of representatives of the Company and representatives of Genentech. Genentech will supply Tecentriq. As part of the agreement, the Company granted Genentech certain rights of first negotiation to participate in future clinical trials that the Company may conduct evaluating the administration of CPI-444 in combination with an anti-PD-1 or anti-PD-L1 antibody. If the Company and Genentech do not reach agreement on the terms of any such participation by Genentech within a specified time period, the Company retains the right to collaborate with third parties in such activities. The Company also granted Genentech certain rights of first negotiation should it decide to license development and commercialization rights to CPI-444. Should the Company and Genentech not reach agreement on the terms of such a license within a specified time period, it retains the right to enter into a license with another third party.

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

        In May 2017, the Company signed a second clinical trial collaboration agreement with Genentech. Under the new agreement, CPI-444 administered in combination with Tecentriq will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with non-small cell lung cancer who are resistant and/or refractory to prior therapy with an anti-PD-(L)1 antibody. It is anticipated that the study will enroll up to 65 patients in the treatment arm. Genentech will be responsible for the conduct of the study and the parties will share the cost of the Phase 1b/2 trial, which began enrolling patients in the fourth quarter of 2017. The Company is responsible for supplying CPI-444 and retains global development and commercialization rights to CPI-444. The Company and Genentech each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations, if directed by a regulatory authority or if development of CPI-444 or Tecentriq is discontinued.

CORVUS PHARMACEUTICALS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Balance Sheet Components (in thousands):

	December 31,
	2017	2016
Prepaid and Other Current Assets
Interest receivable	$132	$365
Prepaid research and development manufacturing expenses	327	—
Other	720	772

	$1,179	$1,137

Property and Equipment, net
Laboratory equipment	$2,034	$1,868
Computer equipment and purchased software	130	58
Leasehold improvements	2,078	2,051

	4,242	3,977
Less: accumulated depreciation and amortization	(1,570)	(729)

	$2,672	$3,248

Accrued and Other Liabilities
Accrued clinical trial related	$2,870	$1,617
Accrued manufacturing expense	1,056	955
Personnel related	572	526
Deferred rent	410	378
Accrued legal and accounting	224	255
Other accrued expenses	383	313

	$5,515	$4,044

Other Liabilities
Deferred rent	$960	$1,370
Shares subject to vesting	11	35

	$971	$1,405

7. Convertible Preferred Stock

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

9. Common Stock

        As of December 31, 2017, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

        Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2017, no dividends on common stock had been declared.

        On September 20, 2017, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as its sales agent. The issuance and sale of shares of

CORVUS PHARMACEUTICALS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Common Stock (Continued)

common stock by the Company pursuant to the Sales Agreement are deemed an "at-the-market" offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. During the year ended December 31, 2017, the Company received net proceeds of approximately $0.7 million from the sale of 52,569 shares of common stock pursuant to the Sales Agreement.

        The Company has reserved shares of common stock, for issuance as follows:

	December 31,
	2017	2016	2015
Convertible preferred stock	—	—	14,274,741
Shares available for future option grants	2,576,535	2,475,600	2,559,499
Outstanding options	3,013,394	2,350,582	784,136
Unvested restricted common stock (founders and early exercise of stock options)	319,203	611,698	924,535
Shares reserved for employee stock purchase plan	200,000	200,000	—

Total	6,109,132	5,637,880	18,542,911

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

CORVUS PHARMACEUTICALS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Option Plans (Continued)

        Activity under the Company's stock option plans is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2016	2,475,600	2,350,582	$11.88
Additional shares authorized	830,000
Options granted	(969,500)	969,500	11.80
Options exercised	—	(66,253)	11.02
Options forfeited	240,435	(240,435)	13.09

Balance at December 31, 2017	2,576,535	3,013,394	$11.78

        The following table summarizes information about stock options outstanding at December 31, 2017 and 2016:

	Options Outstanding at December 31, 2017			Options Vested at December 31, 2017
Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$0.28 - $4.65	535,136	7.55	$1.46	325,397	7.53	$1.34
$6.75 - $10.60	701,600	9.86	$10.44	2,688	7.87	$6.75
$11.21 - $16.70	1,776,658	8.57	$15.41	596,727	8.28	$15.23

	3,013,394	8.69	$11.78	924,812	8.02	$11.40

	Options Outstanding at December 31, 2016			Options Vested at December 31, 2016
Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$0.28	419,682	8.46	$0.28	159,732	8.44	$0.28
$4.65	144,500	8.81	$4.65	42,449	8.81	$4.65
$6.75	5,000	8.87	$6.75	1,438	8.87	$6.75
$13.34 - 16.37	1,781,400	9.42	$15.21	193,867	9.18	$15.14

	2,350,582	9.21	$11.88	397,486	8.84	$8.02

        The weighted average grant date fair value of options granted for the years ended December 31, 2017, 2016 and 2015, was $8.93, $10.78 and $4.37, respectively.

CORVUS PHARMACEUTICALS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Option Plans (Continued)

        Options outstanding and exercisable that had vested or were expected to vest at December 31, 2017 were as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Vested	924,812	$10.38	8.02	$2,946
Expected to vest	2,088,582	$12.40	8.98	$1,903

        In the table above, aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company's common stock of $10.36

        The aggregate intrinsic value of stock options exercised in the years ended December 31, 2017, 2016 and 2015, was $332,000, $216,000 and $714,000, respectively.

        The total fair value of options that vested in the year ended December 31, 2017, 2016 and 2015, was $5.8 million, $3.2 million, and $0.1 million, respectively.

11. Stock-Based Compensation

        The Company's results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$2,692	$1,685	$292
General and administrative	3,537	2,143	136

Total	$6,229	$3,828	$428

Valuation Assumptions

        The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options were estimated using the following assumptions for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.1%	1.6%	1.7%
Expected volatility	91.4%	84.6%	83.3%
Expected term (in years)	6.0	6.0	6.1
Expected dividend yield	0%	0%	0%

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

        At December 31, 2017, 2016 and 2015, the unrecognized compensation expense associated with respect to options granted to employees was $18.6 million, $18.5 million and $4.7 million, respectively, and is expected to be recognized on a straight-line basis over 2.85, 3.28, and 3.64 years, respectively.

        Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, on a straight line basis. The Company used the Black-Scholes valuation model to assist it in determining the fair value of stock-based awards. Stock-based compensation expense for non-employees was $74,000, $142,500 and $42,848 for the years ended December 31, 2017, 2016 and 2015, respectively.

        The following assumptions were used in valuation of non-employee stock options:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.17% - 2.33%	1.90% - 1.94%	1.8% - 2.2%
Expected volatility	80.3% - 83.0%	92.1% - 92.7%	82% - 84.7%
Expected term (in years)	7.1 - 7.6	8.1 - 8.6	9.1 - 10.0
Expected dividend yield	0%	0%	0%

12. Income Taxes

        The components of loss before income tax is as follows (in thousands):

	December 31,
	2017	2016	2015
Domestic	$(28,253)	$(11,375)	$(31,335)
Foreign	(27,410)	(25,000)	—

	$(55,663)	$(36,375)	$(31,335)

CORVUS PHARMACEUTICALS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        During the years ended December 31, 2017, 2016 and 2015, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items.

        A reconciliation of the Company's effective tax rate to the U.S. Federal statutory rate is as follows:

	December 31,
	2017	2016	2015
Federal tax benefit at statutory rate	34%	34%	34%
State tax, net of Federal benefit	7%	8%	3%
Loss due to change in fair value of convertible preferred stock liability	—	—	(19)%
Foreign rate differential	(17)%	(23)%	—
Federal rate change impact	(9)%	—	—
Change in valuation allowance	(16)%	(19)%	(18)%
Research and development tax credits	2%	2%	1%
Other	(1)%	(2)%	(1)

Effective income tax rate	0%	0%	0%

        The effective tax rate is different from the federal statutory tax rate primarily due to a foreign rate differential and a valuation allowance against deferred tax assets as a result of the Company's history of losses.

        The principal components of the Company's net deferred tax assets are as follows (in thousands)

	December 31,
	2017	2016	2015
Net operating loss carryforwards	$15,438	$9,339	$4,671
Tax credit carryforwards	4,351	1,960	445
Capitalized tax assets	131	241	528
Accruals	183	230	108
Stock compensation	1,730	954	43
Other	52	67	71

Total deferred tax assets	21,885	12,791	5,866
Valuation allowance	(21,885)	(12,791)	(5,866)

Net deferred tax assets	$—	$—	$—

        The Company recorded a valuation allowance against its deferred tax assets at December 31, 2017 and 2016 because Company management believed that it was more likely than not that these assets would not be fully realized in the future. The valuation allowance increased by approximately $9.1 million and $7.0 million for the years ended December 31, 2017 and 2016, respectively. Changes in the valuation allowance for deferred tax assets relate primarily to the increase in the Company's net operating loss carryforward.

CORVUS PHARMACEUTICALS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        As of December 31, 2017, the Company had federal NOL carryforwards of approximately $42.1 million and state NOL carryforwards of approximately $94.5 million which are available to reduce future taxable income. The NOLs will begin to expire in 2034, if not utilized.

        As of December 31, 2017, the Company also had $3.0 million of federal and $2.1 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire 2035, if not utilized. The state research and development tax credits have no expiration date.

        Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the ownership change provisions provided by the Internal Revenue Code of 1986, as amended ("Code"), and similar state provisions. An annual limitation may result in the expiration of NOLs and credits before utilization. In March and April 2016, the Company issued a total of 5.2 million shares of common stock associated with its IPO. In addition, during the third quarter of 2015, the Company issued a new series of convertible preferred stock. Such common and preferred stock issuances may have created an ownership change under these provisions of the Code and similar state provisions. As of December 31, 2017, NOLs and credits are not expected to expire unused in the carryforward period as a result of these issuances of convertible preferred shares.

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

        The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

        Our accounting for the following elements of the Tax Act is complete:

        Reduction of US federal Corporate Tax Rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. Accordingly, we have re-measured all deferred taxes at 21% as of December 31, 2017. Consequently, we have recorded a decrease related to the net deferred tax asset balance of $4.9 million, with a corresponding net adjustment to the Company's valuation allowance.

CORVUS PHARMACEUTICALS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. the Company has a cumulative foreign E&P deficit as of December 31, 2017. As such, the Company does not have a transition tax liability in the 2017 tax year.

        Our accounting for the following elements of the Tax Act is incomplete:

        Global Intangible Low Taxed Income ("GILTI"): The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by a controlled foreign corporations ("CFCs") must be included currently in the gross income of the CFCs' U.S. shareholder. GILTI is the excess of the shareholder's "net CFC tested income" over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder's pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into a company's measurement of its deferred taxes (the "deferred method"). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

        As of December 31, 2017, the Company had unrecognized tax benefits ("UTBs") of approximately $1.2 million. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs:

	December 31,
	2017	2016	2015
Unrecognized tax benefits beginning of the period	$604	$135	$—
Increase related to the prior year	(51)	6	—
Increased related to the current year	666	463	135

Unrecognized tax benefits, end of the period	$1,219	$604	$135

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

13. Commitments and Contingencies

Facility Lease

        In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one-year term. Between January 2015 and August 2016, the Company entered into a series of lease amendments to increase the amount of leased space to 28,633 square feet and extend the expiration of the lease to February 2021. The lease agreement includes an annual rent escalation clause and a right to extend the term at the then current market rate for three years. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. The lease requires the Company to pay additional amounts for operating and maintenance expenses. Rent expense related to the facilities lease for the years ended years ended December 31, 2017, 2016 and 2015 was approximately $734,000, $584,000 and $347,000, respectively. As of December 31, 2017, future minimum lease payments under the facility lease were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	2 - 3 years	4 -5 Years	More than 5 Years
Contractual obligations:
Operating lease obligations	$3,632	$1,144	$2,387	$101	$—

Total contractual obligations	$3,632	$1,144	$2,387	$101	$—

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

14. Related Party Transaction

        In 2017, the Company purchased $461,000 of research services from a vendor during the normal course of business, where a Corvus director is also a member of the vendor's board of directors.

15. Quarterly Selected Financial Data (unaudited)

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Operating Expenses	$12,189	$12,944	$15,174	$16,217
Net loss	(11,929)	(12,717)	(14,981)	(16,036)
Net loss per share, basic and diluted	$(0.58)	$(0.62)	$(0.73)	$(0.79)

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Operating Expenses	$11,249	$10,476	$8,825	$6,426
Net loss	(11,086)	(10,297)	(8,645)	(6,347)
Net loss per share, basic and diluted	$(0.55)	$(0.51)	$(0.43)	$(5.39)

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation,

CORVUS PHARMACEUTICALS, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Selected Financial Data (unaudited) (Continued)

our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(3)
Exhibits.

 EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	Date	Number
3.1		Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2		Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1		Reference is made to Exhibits 3.1 through 3.2.

4.2		Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3		Amended and Restated Investors' Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

10.1	(a)	Office Lease, dated as of January 27, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2	(a)

10.1	(b)	First Amendment to Office Lease, dated as of March 19, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2	(b)

10.1	(c)	Second Amendment to Office Lease, dated as of August 20, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC	S-1	1/4/2016	10.2	(c)

10.1	(d)	Third Amendment to Office Lease, dated as of June 27, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/4/2016	10.1	(d)

10.1	(e)	Fourth Amendment to Office Lease, dated as of August 15, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	11/3/2016	10.1	(e)

10.2	(a)#	2014 Equity Inventive Plan.	S-1	1/4/2016	10.4	(a)

10.2	(b)#	Amendment to the 2014 Equity Incentive Plan, dated November 26, 2014.	S-1	1/4/2016	10.4	(b)

10.2	(c)#	Amendment to the 2014 Equity Incentive Plan, dated July 24, 2015.	S-1	1/4/2016	10.4	(c)

10.2	(d)#	Amendment to the 2014 Equity Incentive Plan, dated September 14, 2015.	S-1	1/4/2016	10.4	(d)

10.2	(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1	1/4/2016	10.4	(e)

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	Date	Number
10.2	(f)#	Form of Restricted Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2014 Equity Incentive Plan.	S-1	1/4/2016	10.4	(f)

10.3	(a)#	2016 Equity Incentive Award Plan.	S-8	3/29/2016	99.2	(a)

10.3	(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5	(b)

10.3	(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5	(c)

10.3	(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5	(d)

10.4	#	Form of Indemnification Agreement for directors and officers.	S-1	1/4/2016	10.6

10.5	#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	S-1	1/4/2016	10.7

10.6	#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Leiv Lea.	S-1	1/4/2016	10.8

10.7	(a)#	Offer Letter, dated as of November 27, 2014, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9	(a)

10.7	(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9	(b)

10.8	(a)#	Offer Letter, dated as of December 28, 2014, by and between Corvus Pharmaceuticals, Inc. and Erik J. Verner.	S-1	1/4/2016	10.10	(a)

10.8	(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and Erik J. Verner.	S-1	1/4/2016	10.10	(b)

10.9	(a)#	Offer Letter, dated as of November 22, 2017 by and between Corvus Pharmaceuticals, Inc. and Daniel Hunt.					X

10.9	(b)#	Change in Control and Severance Agreement dated December 13, 2017, by and between Corvus Pharmaceuticals, Inc. and Daniel Hunt.					X

10.10	#	Corvus Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.	S-8	3/29/2016	99.3

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	Date	Number
10.11	#	Non-Employee Director Compensation Program.	S-1	1/4/2016	10.12

10.12	(a)†	License Agreement, dated February 25, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1/A	3/10/2016	10.13	(a)

10.12	(b)†	Amendment to License Agreement dated November 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1	1/4/2016	10.13	(b)

10.13	†	License Agreement, dated December 20, 2014, by and between Corvus Pharmaceuticals, Inc. and The Scripps Research Institute	S-1	1/4/2016	10.14

10.14	†	Collaboration Agreement, dated October 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc	S-1/A	2/8/2016	10.15

10.15		Phase 1b/II Combination Study Agreement dated May 1, 2017, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	10-Q	8/3/2017	10.1

10.16		Sales Agreement dated September 20, 2017, by and between Corvus Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	9/20/2017	1.1

21.1		List of Subsidiaries					X

23.1		Consent of Independent Registered Public Accounting Firm.					X

24.1		Power of Attorney (included on signature page)					X

31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS		XBRL Instance Document.					X

101.SCH		XBRL Taxonomy Extension Schema Document.					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.					X

Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

CORVUS PHARMACEUTICALS, INC.
Date: March 1, 2018	By:	/s/ RICHARD. A. MILLER Richard A. Miller, M.D. President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 1, 2018	By:	/s/ LEIV LEA Leiv Lea Chief Financial Officer (Principal Financial and Accounting Officer)

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

/s/ RICHARD A. MILLER, M.D. Richard A. Miller, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
/s/ LEIV LEA Leiv Lea	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018
/s/ IAN T. CLARK Ian T. Clark	Director	March 1, 2018
/s/ TERRY GOULD Elisha P. (Terry) Gould III	Director	March 1, 2018
/s/ STEVE E. KROGNES Steve E. Krognes	Director	March 1, 2018
/s/ PETER MOLDT, PH.D, Peter Moldt, Ph.D	Director	March 1, 2018
/s/ SCOTT W. MORRISON. Scott W. Morrison	Director	March 1, 2018
/s/ PETER THOMPSON, M.D. Peter Thompson, M.D.	Director	March 1, 2018