Form 10-Q
period 2018-03-31
Corvus Pharmaceuticals, Inc.
filed 2018-05-03
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

As of May 3, 2018, 29,193,600 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$102,565	$45,106
Marketable securities	41,368	44,949
Prepaid and other current assets	1,233	1,179
Total current assets	145,166	91,234
Property and equipment, net	2,459	2,672
Other assets	1,064	869
Total assets	$148,689	$94,775

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,499	$3,454
Accrued and other liabilities	7,105	5,515
Total current liabilities	10,604	8,969
Other liabilities	857	971
Total liabilities	11,461	9,940
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017 ; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at March 31, 2018 and December 31, 2017; 29,183,481 and 21,041,250 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	275,099	208,408
Accumulated other comprehensive loss	(39)	(41)
Accumulated deficit	(137,835)	(123,534)
Total stockholders’ equity	137,228	84,835
Total liabilities and stockholders’ equity	$148,689	$94,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating expenses:
Research and development	$12,103	$13,497
General and administrative	2,541	2,720
Total operating expenses	14,644	16,217
Loss from operations	(14,644)	(16,217)
Interest income	343	181
Net loss	$(14,301)	$(16,036)
Net loss per share, basic and diluted	$(0.63)	$(0.79)
Shares used to compute net loss per share, basic and diluted	22,580,620	20,349,391
Other comprehensive income (loss):
Unrealized loss on marketable securities	(2)	(23)
Comprehensive loss	$(14,303)	$(16,059)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(14,301)	$(16,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219	204
Accretion related to marketable securities	(44)	(19)
Stock-based compensation	1,801	1,468
Changes in operating assets and liabilities:
Prepaid and other current assets	(53)	63
Other assets	(194)	—
Accounts payable	45	559
Accrued and other liabilities	1,597	1,121
Other long-term liabilities	(115)	(108)
Net cash used in operating activities	(11,045)	(12,748)
Cash flows from investing activities
Purchases of marketable securities	(15,797)	(18,012)
Maturities of marketable securities	19,423	36,300
Purchase of property and equipment	(6)	(111)
Net cash provided by investing activities	3,620	18,177
Cash flows from financing activities
Proceeds from issuance of common stock, net	64,877	—
Proceeds from exercise of common stock options	7	8
Net cash provided by financing activities	64,884	8
Net increase in cash and cash equivalents	57,459	5,437
Cash and cash equivalents at beginning of the period	45,106	5,050
Cash and cash equivalents at end of the period	$102,565	$10,487
Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$—	$46

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization

Corvus Pharmaceuticals, Inc. (“Corvus” or the “Company”) was incorporated in Delaware on January 27, 2014 and commenced operations in November 2014. Corvus is a clinical-stage biopharmaceutical company focused on the development and commercialization of precisely targeted oncology therapies. The Company’s operations are located in Burlingame, California. The Company has four insignificant subsidiaries.

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

Follow-on Public Offering

In March 2018, the Company completed a follow-on public offering in which the Company sold 8,117,647 shares of common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $64.9 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2018, the Company incurred a net loss of $14.3 million and used $11.0 million of cash in operations.  As of March 31, 2018, the Company had an accumulated deficit of $137.8 million and cash, cash equivalents and marketable securities of $143.9 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment, that of the development of and commercialization of precisely targeted oncology therapies.

Critical Accounting Policies

The Company’s critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K.  There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which required an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it became effective on January 1, 2018 for public companies. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company adopted this guidance on January 1, 2018.  The adoption of this guidance did not have a material impact on its condensed consolidated financial statements as the Company is not yet generating revenues.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that replaces existing lease guidance. The new standard requires lessees to record right of use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The standard is effective for the Company beginning January 1, 2019, with early application permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss - basic and diluted	$(14,301)	$(16,036)
Denominator:
Weighted average common shares outstanding	22,867,843	20,929,110
Less: weighted average common shares subject to repurchase	(287,223)	(579,719)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	22,580,620	20,349,391
Net loss per share, basic and diluted	$(0.63)	$(0.79)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2018	2017
Common stock subject to repurchase	246,079	538,575
Outstanding options	2,998,996	2,358,272
Total shares of common stock equivalents	3,245,075	2,896,847

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

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs.

The following tables present information as of March 31, 2018 and December 31, 2017 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	March 31, 2018
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$—	$100,570	$—	$100,570
Marketable securities	—	41,368	—	41,368
	$—	$141,938	$—	$141,938

	December 31, 2017
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$—	$44,555	$—	$44,555
Marketable securities	—	44,949	—	44,949
	$—	$89,504	$—	$89,504

As of March 31, 2018, marketable securities had a maximum remaining maturity of seven months.

As of March 31, 2018 and December 31, 2017, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government agency securities	$32,968	$—	$(37)	$32,931
Corporate debt obligations	8,439	—	(2)	8,437
	$41,407	$—	$(39)	$41,368

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government agency securities	$32,311	$—	$(39)	$32,272
Corporate debt obligations	12,679	—	(2)	12,677
	$44,990	$—	$(41)	$44,949

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

6. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2018	2017
Prepaid and Other Current Assets
Interest receivable	$152	$132
Prepaid research and development manufacturing expenses	77	327
Prepaid insurance	439	164
Other	565	556
	$1,233	$1,179
Property and Equipment
Laboratory equipment	$2,038	$2,034
Computer equipment and purchased software	132	130
Leasehold improvements	2,078	2,078
	4,248	4,242
Less: accumulated depreciation and amortization	(1,789)	(1,570)
	$2,459	$2,672
Accrued and Other Liabilities
Accrued clinical trial related	$2,781	$2,870
Accrued manufacturing expense	2,669	1,056
Personnel related	851	572
Deferred rent	420	410
Accrued legal and accounting	238	224
Other accrued expenses	146	383
	$7,105	$5,515
Other Liabilities
Deferred rent	$850	$960
Shares subject to vesting	7	11
	$857	$971

7. Common Stock

As of March 31, 2018, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of March 31, 2018, no dividends on common stock had been declared.

In September 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. During the three months ended March 31, 2018, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2018	2017
Shares available for future option grants	3,404,599	2,576,535
Outstanding options	2,998,996	3,013,394
Unvested restricted common stock (founders and early exercise of stock options)	246,079	319,203
Shares reserved for employee stock purchase plan	400,000	400,000
Total	7,049,674	6,309,132

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted-
	Shares		Average
	Available	Number	Exercise
	for Grant	of Options	Price
Balance at December 31, 2017	2,576,535	3,013,394	$11.78
Additional shares authorized	840,000
Options granted	(189,000)	189,000	10.03
Options exercised	—	(26,334)	0.28
Options forfeited	177,064	(177,064)	13.46
Balance at March 31, 2018	3,404,599	2,998,996	$11.67

9. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$761	$623
General and administrative	1,040	845
Total	$1,801	$1,468

10. Income Taxes

During the three months ended March 31, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate during a measurement period not to extend beyond one year of the enactment date.

We have not made any additional measurement-period adjustments related to Global Intangible Low-Taxed Income (“GILTI”) and have not yet made a policy decision regarding whether to record deferred taxes on GILTI during the three months ended March 31, 2018. However, we are continuing to gather additional information to complete our accounting for GILTI and expect to complete our accounting within the prescribed measurement period in accordance with SAB 118.

11. Commitments and Contingencies

Facility Lease

In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one-year term. Between January 2015 and March 2018, the Company entered into a series of lease amendments to increase the amount of leased space to 27,100 square feet and extend the expiration of the lease to February 2021. The lease agreement includes an annual rent escalation clause and a right to extend the term at the then current market rate for three years. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. The lease requires the Company to pay additional amounts for operating and maintenance expenses. Rent expense related to the facilities lease for the three months ended March 31, 2018 was approximately $177,000. Rent expense for the three months ended March 31, 2017 was approximately $184,000. As of March 31, 2018, future minimum lease payments under the facility lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2018*	$806
2019	1,103
2020	1,135
2021	95
Total	$3,139

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2018.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of preceisly targeted oncology therapies.  Since we began operations in November 2014, we have built a pipeline of five immuno-oncology programs, three of which focus on the adenosine-cancer axis to modulate an immune response. Our lead product candidate, CPI-444, is an oral, small molecule antagonist of the A2A receptor for adenosine, an immune checkpoint. In January 2016, we began enrolling patients in a large expansion cohort trial for CPI-444. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of CPI-444 in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab), a fully humanized monoclonal antibody targeting PD-L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of CPI-444 as both a single agent therapy and in combination with Tecentriq for use in the cohort expansion stage of the trial. The expansion cohort portion of the trial enrolled patients with non-small cell lung cancer (“NSCLC”), renal cell cancer (“RCC”), melanoma (“MEL”), triple negative breast cancer (“TNBC”) and other cancers including colorectal cancer, prostate cancer, head and neck cancer and bladder cancer at 35 leading medical centers in the U.S., Australia and Canada. In 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol-defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol-defined criteria for expansion to 48 patients. In March 2018, we amended our Phase 1/1b trial to treat up to an additional 50 RCC patients with the combination of CPI-444 and Tecentriq. Eligible patients must have failed no more than two prior regimens, which must include an anti-PD(L)-1 and a tyrosine kinase inhibitor.  In December 2017, Genentech began enrolling patients in a Phase 1b/2 trial that is evaluating CPI-444 in combination with Tecentriq in patients with NSCLC under an umbrella protocol known as Morpheus.

The other product and development candidates in our pipeline also continue to advance. In March 2018, we initiated a Phase 1/1b clinical trial for CPI-006, an anti-CD73 monoclonal antibody (“CPI-006”), as a single agent and in combination with CPI-444, and in combination with pembrolizumab in patients with advanced solid tumors. We are also conducting Investigational New Drug (“IND”) application-enabling studies for the lead development candidate for our ITK program and plan to submit an IND application in late 2018 and initiate a Phase 1 clinical trial for this candidate in early 2019.  In addition, in 2018 we expect to initiate IND-enabling studies for the monoclonal antibody to a novel target we licensed in 2017. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immuno-oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

To date, the majority of our efforts have been focused on the research, development and advancement of CPI-444, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three months ended March 31, 2018 and 2017 was $14.3 million and $16.0 million, respectively. As of March 31, 2018, we had an accumulated deficit of $137.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444, and as we develop other product candidates, including our  Phase 1/1b clinical trial of CPI-006. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through March 31, 2018, we have funded our operations primarily through the sale and issuance of stock. In November 2014, January 2015 and June 2015, we received aggregate net proceeds of $33.3 million from the sale of our Series A convertible preferred stock. In September 2015, we received net proceeds of $74.8 million from the sale of our Series B convertible preferred stock. On March 22, 2016, our registration statement on Form S-1 (File No. 333-208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.  In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.  We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and estimated offering expenses.

On September 20, 2017, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement.

As of March 31, 2018, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $143.9 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Critical Accounting Policies

Our critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2018.

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

•                  enrollment of our ongoing Phase 1/ab clinical trial of CPI-006;

•                  process development and manufacturing of drug supply of CPI-444 and CPI-006;

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and allocated expenses. Personnel costs consist of salaries, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent and other facility expenses related to our office and research and development facility.

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of one or more of our product candidates.

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Operating expenses:
Research and development	$12,103	$13,497	$(1,394)
General and administrative	2,541	2,720	(179)
Total operating expenses	14,644	16,217	(1,573)
Loss from operations	(14,644)	(16,217)	1,573
Interest income	343	181	162
Net loss	$(14,301)	$(16,036)	$1,735

Research and Development Expense

Research and development expenses for the three months ended March 31, 2018 and 2017 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended
	March 31,
	2018	2017	Change
CPI-444	$4,692	$7,710	$(3,018)
CPI-006	2,373	1,892	481
ITK Inhibitor	375	355	20
Other Programs	236	—	236
Unallocated employee and overhead costs	4,427	3,540	887
	$12,103	$13,497	$(1,394)

For the three months ended March 31, 2018, the decrease in CPI-444 costs of $3.0 million as compared to the three months ended March 31, 2017, primarily consisted of a $3.0 million milestone payment to Vernalis in 2017.  Additionally, there was an increase of $1.6 million in drug manufacturing costs related to our Phase 1/1b clinical trial, which was offset by a decrease of $1.3 million in clinical trial expenses and a decrease of $0.3 million in other contracted research costs.

For the three months ended March 31, 2018, the increase in CPI-006 costs of $0.5 million as compared to the three months ended March 31, 2017, primarily consisted of an increase of $0.4 million in costs related to our Phase 1/1b clinical trial and an increase of $0.1 million in drug manufacturing costs.

For the three months ended March 31, 2018 and 2017, ITK program costs remained at $0.4 million and consisted of outside preclinical costs.

For the three months ended March 31, 2018, the increase in unallocated costs of $0.9 million as compared to the three months ended March 31, 2017, primarily consisted of an increase of $0.7 million in personnel and related costs.

General and Administrative Expense

For the three months ended March 31, 2018, the decrease in general and administrative expenses of $0.2 million as compared to the three months ended March 31, 2017, primarily consisted of a decrease of $0.4 million in patent and public company expenses, partially offset by an increase of $0.2 million in personnel and related costs.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and marketable securities of $143.9 million, and an accumulated deficit of $137.8 million, compared to cash and cash equivalents and short-term investments of $90.1 million and an accumulated deficit of $123.5 million as of December 31, 2017. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

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

In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.  We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and estimated offering expenses.

In September 2017, we entered into the Sales Agreement pursuant to which we may sell shares of our common stock from time to time with aggregate gross proceeds of up to $125,000,000, through an at-the-market equity offering program under the Sales Agreement.  During the three months ended March 31, 2018, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of these financial statements. The amounts and timing of our actual expenditures depend on numerous factors, including:

•                  the progress, timing, costs and results of clinical trials for CPI-444 and CPI-006;

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash provided by (used in)
Operating activities	$(11,045)	$(12,748)
Investing activities	3,620	18,177
Financing activities	64,884	8
Net increase (decrease) in csh and cash equivalents	$57,459	$5,437

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2018 was $11.0 million, which primarily consisted of a net loss of $14.3 million, adjusted by non-cash charges of $2.0 million, primarily consisting of $1.8 million of stock compensation expense and an increase of $1.6 million in accrued and other liabilities, primarily associated with the timing of research and development activities.

During the three months ended March 31, 2017, cash used in operating activities was $12.7 million, which consisted of a net loss of $16.0 million, adjusted by non-cash charges of $1.7 million and an increase of $1.6 million in accounts payable and accrued and other liabilities, primarily associated with our increased research and development activities.

Cash Flows from Investing Activities

During the three months ended March 31, 2018, cash provided by investing activities was $3.6 million, which consisted of proceeds from maturities of marketable securities of $19.4 million, partially offset by purchases of marketable securities of $15.8 million.

During the three months ended March 31, 2017, cash provided by investing activities was $18.2 million, which consisted of proceeds from maturities of marketable securities of $36.3 million, offset by purchases of marketable securities of $18.0 million and purchases of property and equipment of $0.1 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2018, cash provided by financing activities was $64.9 million, which consisted of the proceeds from our follow-on public offering.

During the three months ended March 31, 2017, cash provided by financing activities was $8,000, which consisted of the proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended March 31, 2018, as compared to those disclosed in our Annual Report on Form 10-K.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We also rely on other exemptions provided by the JOBS Act, including, without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) December 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $143.9 million as of March 31, 2018 and cash, cash equivalents and marketable securities of $90.1 million as of December 31, 2017, which consisted of bank deposits, money market investments, U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidate, CPI-444, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $55.7 million, $36.4 million and $31.3 million for the years ended December 31, 2017, 2016 and 2015, respectively and $14.3 million and $16.0 million for the three months ended March 31, 2018 and 2017, respectively. We had an accumulated deficit of $137.8 million as of March 31, 2018. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444 and CPI-006, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2014, the majority of our efforts have been focused on the research and development of CPI-444. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and prepare for the commercialization of CPI-444, CPI-006,  and our ITK inhibitor, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-444, CPI-006 or any other product candidates.

In March 2016, we completed our initial public offering (“IPO”), of our common stock pursuant to which we received proceeds of approximately $63.6 million, net of underwriting discounts and commission, and offering expenses. In April 2016, the underwriters exercised their option to purchase an additional 502,618 shares of our common stock, pursuant to which we received additional proceeds of approximately $7.0 million, net of underwriting discounts and commission, and offering expenses.  In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.  We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and estimated offering expenses

As of March 31, 2018, we had capital resources consisting of cash, cash equivalents and marketable securities of $143.9 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of CPI-444 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement we entered into with Cowen and Company, LLC on September 20, 2017 in connection with our at-the-market offering (the “Sales Agreement”), debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

•                  the type, number, scope, progress, expansions, results of and timing of our planned clinical trials of CPI-444 and CPI-006 and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future;

•                  the need for, and the progress, costs and results of, any additional clinical trials of CPI-444 and CPI-006 or any of our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require;

•                  the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

•                  the costs and timing of obtaining or maintaining manufacturing for CPI-444 and CPI-006 and our other product candidates, including commercial manufacturing if any product candidate is approved;

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

Several of these factors are outside of our control and if we are unable to obtain funding on a timely basis, we will be unable to complete the clinical trials for CPI-444, CPI-006and our other product candidates, and we may be required to significantly curtail some or all of our activities.

Risks Related to the Discovery and Development of Our Product Candidates

Our business currently depends substantially on the success of CPI-444 and CPI-006, which will both require significant clinical testing before we can seek regulatory approval and potentially launch commercial sales, and either of which may not be successful in clinical trials, receive regulatory approval or be successfully commercialized, even if approved. If we are unable to obtain regulatory approval for, or successfully commercialize, CPI-444 or CPI-006, our business will be materially harmed.

Our product candidates are in the early stage of development and will require additional preclinical studies (other than CPI-444 and CPI-006), substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. To date, CPI-444 and CPI-006 have been the primary focus of our advanced development efforts. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of CPI-444 and CPI-006. However, we need to raise sufficient funds for, and successfully enroll and complete, our planned clinical trials of CPI-444 and CPI-006. We cannot be certain that CPI-444 or CPI-006 will be successful in clinical trials, and neither CPI-444 nor CPI-006 may receive regulatory approval even if they are successful in clinical trials. Even if we do receive regulatory approval necessary for the commercialization of CPI-444 or CPI-006, we do not expect that such commercialization will occur for at least the next several years. In particular, the future regulatory and commercial success of CPI-444 or CPI-006 are subject to a number of risks, including the following:

•                  we may not have sufficient financial and other resources to complete the necessary clinical trials for CPI-444 or CPI-006;

•                  we may not be able to demonstrate evidence of efficacy and safety for CPI-444 or CPI-006 to the satisfaction of regulatory authorities;

•                  the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory bodies for marketing approval;

•                  subjects in our clinical trials, or the trials of our collaborators, may die or suffer other adverse effects for reasons that may or may not be related to CPI-444 or CPI-006;

•                  we do not know the degree to which CPI-444 or CPI-006 will be accepted as a therapy, even if approved; and

•                  we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) to the FDA or comparable marketing applications to foreign regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market CPI-444 or CPI-006, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure our stockholders that CPI-444 or CPI-006 will be successfully developed or commercialized. If we or any of our potential future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize CPI-444 or CPI-006, we may not be able to generate sufficient revenue to continue our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our potential future collaborators advance into clinical trials, including CPI-444 and CPI-006, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

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

Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Prior to licensing our lead product candidate, CPI-444, it exhibited encouraging safety data in clinical studies performed by third parties. However, previous studies with CPI-444 had only been conducted in healthy volunteers and patients with attention deficit and hyperactivity disorder (“ADHD”). Since the initiation of our Phase 1/1b clinical trial in January 2016, CPI-444 been administered to cancer patients and, while it has been well tolerated to date, there have been possibly drug-related or drug-related serious adverse events observed during the trial, and limited information is available concerning safety and efficacy. It is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-444 could respond in unexpected ways. For instance, older patients with cancer may behave differently and experience more toxicity with CPI-444 than the subjects in the prior clinical studies. In addition, the dosing regimen and duration of treatment in our current Phase 1/1b clinical trial is different from those utilized in the studies previously performed by third parties. In addition, our Phase 1/1b clinical trial is conducted in patients with advanced cancers who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. Furthermore, a portion of our Phase 1/1b clinical trial and Genentech’s planned Phase 1b/2 clinical trial under our collaboration agreement, includes the administration of CPI-444 in combination with Genentech’s cancer immunotherapy, Tecentriq, and we have recently been enrolling patients with various cancers to investigate higher doses of our drug as part of a protocol amendment, both of which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of historical clinical studies of CPI-444 conducted by third parties will be indicative of the results of our Phase 1/1b clinical trial, Genentech’s planned Phase 1b/2 clinical trial or any future clinical trial of CPI-444.

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006.  No human safety data is available for CPI-006 when administered alone or in combination with other agents.  We currently expect that successive cohorts of enrolled patients will receive increasing doses of CPI-006 both alone, or in combination with CPI-444 or pembrolizumab (anti-PD-L1). Similar to our Phase 1/1b clinical trial of CPI-444, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-006 could respond in unexpected ways. As a result, there can be no assurance that we will be able to establish the safety and efficacy of CPI-006 or that we will be able to successfully complete our planned clinical trial.

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

Before we can initiate clinical trials in the United States for our product candidates (other than CPI-444 and CPI-006), we must submit the results of preclinical testing to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an investigational new drug (“IND”) application. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations (“CROs”) and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays in the completion of our planned clinical trials for product candidates could significantly affect our product development costs.

While we initiated our Phase 1/1b trial for CPI-444 in January 2016 and our Phase 1/1b trial for CPI-006 in March 2018, we do not know whether any of our other planned trials will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•                  the FDA failing to grant permission to proceed or placing the clinical trial on hold;

•                  subjects failing to enroll or remain in our trial at the rate we expect;

•                  subjects choosing an alternative treatment for the indication for which we are developing CPI-444, CPI-006 or other product candidates, or participating in competing clinical trials;

•                  lack of adequate funding to continue the clinical trial;

•                  subjects experiencing severe or unexpected drug-related adverse effects;

•                  a facility manufacturing CPI-444, CPI-006, any of our other product candidates or any of their components being ordered by the FDA or other regulatory authorities to temporarily or permanently shut down due to violations of good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

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

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of CPI-444, CPI-006 or other product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

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

In our ongoing trial of CPI-444, we have enrolled over 235 patients with many different types of cancer and disease specific cohorts for renal cell cancer and non-small cell lung cancer are continuing to enroll. We have also been adding patients with various cancers to investigate higher doses of our drug as part of a protocol amendment. We are also enrolling patients with many different types of cancer in our Phase 1/1b trial of CPI-006. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. In clinical studies of CPI-444 performed by third parties prior to our licensing it from Vernalis, patients exhibited mild transient hypertension as well as minor gastrointestinal disorders due to gastric irritation. However, the dosing regimen and duration of treatment in our current Phase 1/1b clinical trial is different from those utilized in the studies previously performed by third parties. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs with different dosing regimens and in combination with other immunotherapies, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. For example, possibly drug-related or drug-related serious adverse events have been observed during our Phase 1/1b clinical trial in patients receiving combination therapy with CPI-444 and Tecentriq include hemolytic anemia, encephalitis, hepatitis, pneumonitis, mucositis and dermatitis. Other toxicities observed during our Phase 1/1b clinical trial were mild and are commonly seen in patients with advanced cancers, such as nausea, vomiting, fatigue, rash, diarrhea, fever, abdominal pain, cough, constipation and decreased appetite. Other immune-oncology drugs also have been found occasionally to induce immune related toxicities such as colitis, hepatitis, pneumonitis, meningitis and various endocrine diseases. Such side effects could also be exacerbated when CPI-444 is administered in combination with Tecentriq which is provided for in a portion of our Phase 1/1b clinical trial as well as in Genentech’s planned Phase 1b/2 clinical trial under our collaboration agreement, or when CPI-444 is administered in higher doses, which we have begun exploring as part of a protocol amendment. In addition, CPI-444 is known to bind to the A1 adenosine receptor. This receptor is expressed in the heart, and although CPI-444 binds to the A1 receptor at a low affinity, it is possible that sufficient binding of the drug to the A1 receptor could occur, leading to adverse effects on the heart such as irregular heart rate or rapid heart rate.

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006. We expect that successive cohorts of enrolled patients will receive increasing doses of CPI-006 alone, or in combination with CPI-444 or pembrolizumab (anti-PD-1). No human safety data is available for CPI-006 alone or when given in combination with other agents.

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

The success of our business depends primarily upon our ability to develop and commercialize CPI-444 and CPI-006. Although CPI-444 and CPI-006 are currently in clinical development, our research programs may fail to identify other potential product candidates, or advance them into and through clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying other potential product candidates or our other potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. It may also take greater human and financial resources to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through our research programs than we will possess, thereby limiting our ability to diversify and expand our product candidate portfolio.

We are conducting a clinical trial for CPI-444, and may also in the future, conduct clinical trials of other product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We are currently conducting our clinical trial for CPI-444 at 35 leading medical centers in the U.S., Australia and Canada. In the future, we may add additional clinical sites outside of the United States in our clinical trial for CPI-444 or our clinical trial for CPI-006. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials for CPI-444, CPI-006 or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of CPI-444, CPI-006 or any other product candidates.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our Phase 1/1b clinical trial for CPI-444 and our Phase 1/1b clinical trial for CPI-006, and expect to continue to be dependent on third parties to conduct any future clinical studies of CPI-444, CPI-006, and preclinical and clinical trials for our other product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or BLA we submit by the FDA. Any such delay or rejection could prevent us from commercializing CPI-444, CPI-006 or our other product candidates.

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

In addition, the supply chain for the manufacturing of our product candidates is complicated and can involve several parties. If we were to experience any supply chain issues, our product supply could be seriously disrupted. We should expect that the logistical challenges associated with our supply chain will grow more complex as we expand enrollment in our clinical trial for CPI-006 and as we commence any clinical trials fro additional product candidates.

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

All of our product candidates are still in preclinical or early-stage clinical development. In particular, none of our product candidates, other than CPI-444, has ever been evaluated in human subjects. Our ability to generate product revenue will depend heavily on our ability to successfully develop and commercialize our product candidates. We do not expect that such commercialization of any of our product candidates will occur for at least the next several years, if ever. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

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

Following potential approval of any our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of CPI-444, CPI-006, or any other product candidate, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for CPI-444, CPI-006 or any other product candidate that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, if CPI-444, CPI-006 or any of our other product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of CPI-444, CPI-006 or any of our other product candidates may require significant resources and may never be successful.

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

Though CPI-444 is a small molecule and will not be regulated as a biological product, CPI-006, which we have begun evaluating in a Phase 1/1b clinical trial, is a biological product. We believe that any of our future product candidates approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

Because we have limited financial and managerial resources, we focus on specific product candidates, including CPI-444 and CPI-006. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

All of our product candidates, if approved, will compete with a range of therapeutic treatments that are either in development or currently marketed. We are aware of companies that have advanced adenosine A2A receptor antagonists into early- or late-stage clinical development for non-oncology indications, primarily Parkinson’s disease. These companies include Merck & Co., Inc. that has evaluated preladenant in Parkinson’s disease. In addition, Kyowa Hakko Kirin Pharma, Inc. has approval in Japan for an adenosine A2A receptor antagonist for use in Parkinson’s disease and is currently conducting a Phase 3 study in the United States for Parkinson’s disease. Within oncology, Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial. AstraZeneca plc has licensed a preclinical A2A antagonist for use in cancer therapy from Heptares, Inc. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics and Arcus Biosciences, Inc. are developing A2A receptor antagonists for cancer. Astra Zeneca and Bristol-Myers Squib have initiated clinical trials with anti-CD73 antibodies in cancer patients. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). Also, AstraZeneca and MedImmune LLC have announced the initiation of a Phase 1 study with an anti-CD73 antibody. Bristol-Myers Squibb also announced the development of an anti-CD73 antibody that is now in clinical trials. Arcus has a CD73 inhibitor in preclinical development. Janssen Pharmaceuticals, Inc. and AbbVie Inc. are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

We have no internal sales, marketing or distribution capabilities. If CPI-444, CPI-006 or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that CPI-444, CPI-006 or any of our other product candidates will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•                  we may not be able to attract and build an effective marketing department or sales force;

•                  the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by CPI-444, CPI-006 or any other product candidates that we may develop, in-license or acquire; and

•                  our direct sales and marketing efforts may not be successful.

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

We will need to grow our organization substantially to continue development and pursue the potential commercialization of CPI-444, CPI-006 and our other product candidates. As we seek to advance CPI-444, CPI-006 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of CPI-444, CPI-006 or our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of CPI-444. CPI-006 and our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if CPI-444, CPI-006 or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•                  decreased demand for CPI-444, CPI-006 or our other product candidates;

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

•                  loss of revenue;

•                  the inability to commercialize CPI-444, CPI-006 or our other product candidates; and

•                  a decline in our stock price.

We have product liability insurance coverage in an amount and on terms and conditions that are customary for similarly situated companies and that are satisfactory to our board of directors. Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of CPI-444, CPI-006 or our other product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Depending upon the timing, duration and specifics of FDA marketing approval of CPI-444, CPI-006 or other product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

•                  regulatory approval of CPI-444, CPI-006 and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

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

As of March 31, 2018, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 66% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. On September 20, 2017, we filed a prospectus supplement and entered into the Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of December 31, 2017, we have sold 52,569 shares of common stock for gross proceeds of approximately $894,000 pursuant to the Sales Agreement.  In March 2018, we sold 8,117,647 in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102).

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

Pursuant to Section 404 of Sarbanes-Oxley, when we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2017, we had federal net operating loss (“NOL”) carryforwards of approximately $42.1 million and state NOL carryforwards of approximately $94.5 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2017, we also had $3.0 million of federal and $2.1 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. We may have experienced an ownership change in the past, including in connection with our IPO, and we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

None

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

10.1	Sales Agreement, dated September 20, 2017, by and among Corvus Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	9/20/2017	1.1

10.2#	Employment Agreement, dated November 26, 2014, by and between the Company and Joseph J. Buggy.				X

10.3	Fifth Amendment to Office Lease dated as of March 2, 2018, by and between , Corvus Pharmaeuticals, Inc. and ARE-819/863 Mitten Road, LLC.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

CORVUS PHARMACEUTICALS, INC.

Date: May 3, 2018	By:	/s/ Richard. A. Miller

Richard A. Miller, M.D.

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: May 3, 2018	By: :	/s/ Leiv Lea

Leiv Lea

Chief Financial Officer

(Principal Financial and Accounting Officer)