Form 10-Q
period 2018-06-30
Corvus Pharmaceuticals, Inc.
filed 2018-08-02
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

As of August 2, 2018,  29,197,857 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$28,068	$45,106
Marketable securities	105,157	44,949
Prepaid and other current assets	1,208	1,179
Total current assets	134,433	91,234
Property and equipment, net	2,293	2,672
Other assets	1,193	869
Total assets	$137,919	$94,775

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,255	$3,454
Accrued and other liabilities	7,524	5,515
Total current liabilities	9,779	8,969
Other liabilities	741	971
Total liabilities	10,520	9,940
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at June 30, 2018 and December 31, 2017; 29,197,857 and 21,041,250 shares issued and outstanding at June 30, 2018 and December 31, 2017 respectively	3	2
Additional paid-in capital	276,882	208,408
Accumulated other comprehensive loss	(20)	(41)
Accumulated deficit	(149,466)	(123,534)
Total stockholders’ equity	127,399	84,835
Total liabilities and stockholders’ equity	$137,919	$94,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$9,715	$12,386	$21,818	$25,884
General and administrative	2,543	2,788	5,084	5,507
Total operating expenses	12,258	15,174	26,902	31,391
Loss from operations	(12,258)	(15,174)	(26,902)	(31,391)
Interest income and other expense, net	627	193	970	374
Net loss	$(11,631)	$(14,981)	$(25,932)	$(31,017)
Net loss per share, basic and diluted	$(0.40)	$(0.73)	$(1.01)	$(1.52)
Shares used to compute net loss per share, basic and diluted	28,979,514	20,426,849	25,785,543	20,388,820
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	19	11	21	(13)
Comprehensive loss	$(11,612)	$(14,970)	$(25,911)	$(31,030)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(25,932)	$(31,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439	412
Accretion related to marketable securities	(232)	(113)
Stock-based compensation	3,536	2,989
Changes in operating assets and liabilities:
Prepaid and other current assets	(9)	(184)
Other assets	(323)	–
Accounts payable	(1,199)	2,322
Accrued and other liabilities	2,015	1,350
Other long-term liabilities	(229)	(218)
Net cash used in operating activities	(21,934)	(24,459)
Cash flows from investing activities
Purchases of marketable securities	(99,455)	(47,072)
Maturities of marketable securities	39,479	100,800
Purchase of property and equipment	(60)	(232)
Net cash provided by (used) in investing activities	(60,036)	53,496
Cash flows from financing activities
Proceeds from issuance of common stock, net	64,877	–
Proceeds from exercise of common stock options	55	8
Net cash provided by financing activities	64,932	8
Net increase (decrease) in cash and cash equivalents	(17,038)	29,045
Cash and cash equivalents at beginning of the period	45,106	5,050
Cash and cash equivalents at end of the period	$28,068	$34,095

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. During the six months ended June  30, 2018, the Company incurred a net loss of $25.9 million and used $21.9 million of cash in operations. As of June  30, 2018, the Company had an accumulated deficit of $149.5 million and cash, cash equivalents and marketable securities of $133.2  million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and six months ended June  30, 2018 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision‑maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment, that of the development of and commercialization of oncology therapies.

Critical Accounting Policies

The Company’s critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K.  There have been no material changes to the Company’s critical accounting policies during the six months ended June 30, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers, which required an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014‑09 will replace most existing revenue recognition guidance in U.S. GAAP when it became effective on January 1, 2018 for public companies. The standard permits the use of either the retrospective or cumulative effect transition method.  In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus

Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material impact on its condensed consolidated financial statements as the Company is not yet generating revenues.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that replaces existing lease guidance. The new standard requires lessees to record right of use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. Further in 2018, the FASB provided an optional transition and practical expedient to not evaluate under the new guidance existing or expired land easements that were not previously accounted for as leases under the current guidance. The standard is effective for the Company beginning January 1, 2019, with early application permitted. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss - basic and diluted	$(11,631)	$(14,981)	$(25,932)	$(31,017)
Denominator:
Weighted average common shares outstanding	29,194,462	20,934,514	26,048,630	20,931,765
Less: weighted average common shares subject to repurchase	(214,948)	(507,665)	(263,087)	(542,945)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	28,979,514	20,426,849	25,785,543	20,388,820
Net loss per share, basic and diluted	$(0.40)	$(0.73)	$(1.01)	$(1.52)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti‑dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Common stock subject to repurchase	172,955	465,451	172,955	465,451
Outstanding options	3,019,438	2,441,856	3,019,438	2,441,856
Total shares of common stock equivalents	3,192,393	2,907,307	3,192,393	2,907,307

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

The following tables present information as of June  30, 2018 and December 31, 2017 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2018
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$—	$27,486	$—	$27,486
Marketable securities	—	105,157	—	105,157
	$—	$132,643	$—	$132,643

	December 31, 2017
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$–	$44,555	$—	$44,555
Marketable securities	–	44,949	—	44,949
	$–	$89,504	$—	$89,504

As of June  30, 2018, marketable securities had a maximum remaining maturity of twelve months.

As of June  30, 2018 and December 31, 2017, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government agency securities	$78,747	$—	$(20)	$78,727
Corporate debt obligations	26,430	—	—	26,430
	$105,177	$—	$(20)	$105,157

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government agency securities	$32,311	$—	$(39)	$32,272
Corporate debt obligations	12,679	—	(2)	12,677
	$44,990	$—	$(41)	$44,949

5. License and Collaboration Agreements

Scripps Licensing Agreement

In December 2014, the Company entered into a license agreement with The Scripps Research Institute (“Scripps”), pursuant to which it was granted a non‑exclusive, world‑wide license for all fields of use under Scripps’ rights in certain know‑how and technology related to a mouse hybridoma clone expressing an anti‑human CD73 antibody, and to progeny, mutants or unmodified derivatives of such hybridoma and any antibodies expressed by such hybridoma. Scripps also granted the Company the right to grant sublicenses in conjunction with other proprietary rights the Company holds, or to others collaborating with or performing services for the Company. Under this license agreement, Scripps has agreed not to grant any additional commercial licenses with respect to such materials, other than march‑in rights granted to the U.S. government.

Upon execution of the agreement, the Company made a one‑time cash payment to Scripps of $10,000 in 2015 and is also obligated to pay a minimum annual fee to Scripps of $25,000. The one‑time cash payment was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The first minimum annual fee payment was due on the first anniversary of the effective date of the agreement and will be due on each subsequent anniversary of the effective date for the term of the agreement. The Company is also required to make performance‑based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.6 million. The Company is also required to pay royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate in the low‑single digits. In addition, should the Company sublicense the rights licensed under the agreement, it has agreed to pay a percentage of sublicense revenue received at specified rates that start at double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement and the time of entry into such sublicense. To date, no milestone payments have been made.

The Company’s license agreement with Scripps will terminate upon expiration of its obligation to pay royalties to Scripps under the license agreement. The Company’s license agreement with Scripps is terminable by the consent of the parties, at will by the Company upon providing 90 days written notice to Scripps, or by Scripps for certain material breaches, or if the Company undergoes a bankruptcy event. In addition, Scripps may terminate the license on a product‑by‑product basis, or the entire agreement, if the Company fails to meet specified diligence obligations related to the development and commercialization of licensed products. Scripps may also terminate the agreement after the third anniversary of the effective date of the agreement if it reasonably believes, based on reports the Company provides to Scripps, that the Company has not used commercially reasonable efforts as required under the agreement, subject to a specified notice and cure period.

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

The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing CPI‑444 on a product‑by‑product and country‑by‑country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing CPI‑444 range from the mid‑single digits up to the low‑double digits on a country‑by‑country net sales basis. The royalties on other licensed products that do not include CPI‑444 also increase with the amount of net sales on a product-by-product and country‑by‑country basis and range from the low‑single digits up to the mid‑single digits on a country‑by‑country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

The agreement will expire on a product‑by‑product and country‑by‑country basis upon the expiration of the Company’s payment obligations to Vernalis in respect of a particular product and country. Both parties have the right to terminate the agreement for an uncured material breach by the other party. The Company may also terminate the agreement at its convenience by providing 90 days written notice, provided that the Company has not received notice of its own default under the agreement at the time the Company exercises such termination right. Vernalis may also terminate the agreement if the Company challenges a licensed patent or undergoes a bankruptcy event.

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

In May, 2017, the Company signed a second clinical trial collaboration agreement with Genentech.   Under this second agreement, CPI-444 administered in combination with Tecentriq (atezolizumab) will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with non-small cell lung cancer who are resistant and/or refractory to prior therapy with an anti-PD-(L)1 antibody.  It is anticipated that the study will enroll up to 65 patients in the treatment arm.  Genentech will be responsible for the conduct of the study and the parties will share the cost of the Phase 1b/2 trial, which began enrolling patients in the fourth quarter of 2017. The Company is responsible for supplying CPI-444 and retains global development and commercialization rights to CPI-444. The Company and Genentech each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations, if directed by a regulatory authority or if development of CPI-444 or Tecentriq is discontinued.

6. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2018	2017
Prepaid and Other Current Assets
Interest receivable	$294	$132
Prepaid research and development manufacturing expenses	67	327
Prepaid insurance	333	164
Other	514	556
	$1,208	$1,179
Property and Equipment
Laboratory equipment	$2,092	$2,034
Computer equipment and purchased software	129	130
Leasehold improvements	2,082	2,078
	4,303	4,242
Less: accumulated depreciation and amortization	(2,010)	(1,570)
	$2,293	$2,672
Accrued and Other Liabilities
Accrued clinical trial related	$2,992	$2,870
Accrued manufacturing expense	3,026	1,056
Personnel related	696	572
Deferred rent	427	410
Accrued legal and accounting	118	224
Other accrued expenses	265	383
	$7,524	$5,515
Other Liabilities
Deferred rent	$738	$960
Shares subject to vesting	3	11
	$741	$971

7. Common Stock

As of June 30, 2018, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of June  30, 2018, no dividends on common stock had been declared.

In September 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. During the six months ended June  30, 2018, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2018	2017
Shares available for future option grants	3,371,531	2,576,535
Outstanding options	3,019,438	3,013,394
Unvested restricted common stock (founders and early exercise of stock options)	172,955	319,203
Shares reserved for employee stock purchase plan	400,000	400,000
Total	6,963,924	6,309,132

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2017	2,576,535	3,013,394	$11.78
Additional shares authorized	840,000	—	—
Options granted	(353,500)	353,500	10.93
Options exercised	—	(38,960)	1.23
Options forfeited	308,496	(308,496)	14.04
Balance at June 30, 2018	3,371,531	3,019,438	$11.58

9. Stock‑Based Compensation

The Company’s results of operations include expenses relating to employee and non‑employee stock‑based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$785	$642	$1,545	$1,265
General and administrative	951	879	1,991	1,724
Total	$1,736	$1,521	$3,536	$2,989

10. Income Taxes

During the three and six months ended June  30, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the "Tax Act") was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company was required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate during a measurement period not to extend beyond one year of the enactment date.

The Company have not made any additional measurement-period adjustments related to Global Intangible Low-Taxed Income (“GILTI”) and have not yet made a policy decision regarding whether to record deferred taxes on GILTI during the three and six months ended June  30, 2018. However, the Company is continuing to gather additional information to complete its accounting for GILTI and expect to complete its accounting within the prescribed measurement period in accordance with SAB 118.

11. Commitments and Contingencies

Facility Lease

In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one‑year term. Between January 2015 and April 2018, the Company entered into a series of lease amendments to increase the amount of leased space to 27,100 square feet and extend the expiration of the lease to February 2021. The lease agreement includes an annual rent escalation clause and a right to extend the term at the then current market rate for three years. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. The lease requires the Company to pay additional amounts for operating and maintenance expenses. Rent expense related to the facilities lease for the three and six months ended June  30, 2018 was approximately $167,000 and $344,000, respectively. Rent expense for the three and six months ended June 30, 2017 was approximately $184,000 and $367,000, respectively.

As of June  30, 2018, future minimum lease payments under the facility lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2018*	$537
2019	1,103
2020	1,135
2021	95
Total	$2,870

*     Remainder of the year

Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third‑party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. There have been no claims to date and the Company has a directors and officers insurance policy that may enable it to recover a portion of any amounts paid for future claims.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of precisely targeted oncology therapies.  Since we began operations in November 2014, we have built a pipeline of five immuno-oncology programs, three of which focus on the adenosine-cancer axis to modulate an immune response. Our lead product candidate, CPI-444, is an oral, small molecule antagonist of the A2A receptor for adenosine, an immune checkpoint. In January 2016, we began enrolling patients in a large expansion cohort trial for CPI-444. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of CPI-444 in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab), a fully humanized monoclonal antibody targeting PD-L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of CPI-444 as both a single agent therapy and in combination with Tecentriq for use in the cohort expansion stage of the trial. The expansion cohort portion of the trial enrolled patients with non-small cell lung cancer (“NSCLC”), renal cell cancer (“RCC”), melanoma (“MEL”), triple negative breast cancer (“TNBC”) and other cancers including colorectal cancer, prostate cancer, head and neck cancer and bladder cancer at 35 leading medical centers in the U.S., Australia and Canada. In 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol-defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol-defined criteria for expansion to 48 patients. In March 2018, we amended our Phase 1/1b trial to treat up to an additional 50 RCC patients with the combination of CPI-444 and Tecentriq. Eligible patients must have failed no more than two prior regimens, which must include an anti-PD(L)-1 and a tyrosine kinase inhibitor.  In December 2017, Genentech began enrolling patients in a Phase 1b/2 trial that is evaluating CPI-444 in combination with Tecentriq in patients with NSCLC under an umbrella protocol known as Morpheus.

In March 2018, we initiated a Phase 1/1b clinical trial for CPI-006, an anti-CD73 monoclonal antibody (“CPI-006”), as a single agent and in combination with CPI-444, and in combination with an anti-PD-1 in patients with advanced solid tumors. We are also conducting Investigational New Drug (“IND”) application-enabling studies for the lead development candidate for our ITK program, CPI-818, and plan to submit an IND application and initiate a Phase 1 clinical trial for this candidate in early 2019.  In addition, in 2018 we expect to initiate IND-enabling studies for the monoclonal antibody to a novel target we licensed in 2017. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immuno-oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

To date, the majority of our efforts have been focused on the research, development and advancement of CPI‑444 and CPI-006, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. During the six months ended June 30, 2018 we incurred a net loss of $25.9 million and used $21.9 million in operations. As of June 30, 2018, we had an accumulated deficit of $149.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444 and CPI-006, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through June 30, 2018, we have funded our operations primarily through the sale and issuance of stock. In November 2014, January 2015 and June 2015, we received aggregate net proceeds of $33.3 million from the sale of our Series A convertible preferred stock. In September 2015, we received net proceeds of $74.8 million from the sale of our Series B convertible preferred stock. On March 22, 2016, our registration statement on Form S-1 (File No. 333-208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.  In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.  We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses.

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

As of June 30, 2018, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $133.2 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of either CPI-444 and CPI-006 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Critical Accounting Policies

Our critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2018.

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

We plan to increase our research and development expenses substantially as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	enrollment and completion of our Phase 1/1b clinical trial of CPI-444;

•	enrollment of our ongoing Phase 1/1b clinical trial of CPI-006;

•	process development and manufacturing of drug supply of CPI-444 and CPI-006;

•	process development and manufacturing of drug supply of CPI-818 to support IND-enabling studies; and

•	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Operating expenses:
Research and development	$9,715	$12,386	$(2,671)	$21,818	$25,884	$(4,066)
General and administrative	2,543	2,788	(245)	5,084	5,507	(423)
Total operating expenses	12,258	15,174	(2,916)	26,902	31,391	(4,489)
Loss from operations	(12,258)	(15,174)	2,916	(26,902)	(31,391)	4,489
Interest income and other expense, net	627	193	434	970	374	596
Net loss	$(11,631)	$(14,981)	$3,350	$(25,932)	$(31,017)	$5,085

Research and Development Expense

Research and development expenses for the three and six months ended June 30, 2018 and 2017 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
CPI‑444	$2,323	$5,534	$(3,211)	$7,016	$13,244	$(6,228)
CPI‑006	1,280	2,055	(775)	3,652	3,948	(296)
CPI-818	1,767	1,072	695	2,142	1,428	714
Other Programs	267	344	(77)	503	359	144
Unallocated employee and overhead costs	4,078	3,381	697	8,505	6,905	1,600
	$9,715	$12,386	$(2,671)	$21,818	$25,884	$(4,066)

For the three months ended June 30, 2018, the decrease in CPI-444 costs of $3.2 million as compared to the three months ended June 30, 2017, primarily consisted of a decrease of $2.2 million in clinical trial expenses, a decrease of $0.6 million in drug manufacturing and a decrease of $0.4 million in contracted research costs.

For the six months ended June 30, 2018, the decrease in CPI-444 costs of $6.2 million as compared to the six months ended June 30, 2017, primarily consisted of a $3.0 million milestone payment to Vernalis in 2017, a decrease of $3.2 million in clinical trial expenses, and a decrease of $1.0 million in contracted research costs. These decreases were partially offset by an increase of $1.0 million in drug manufacturing costs.

For the three months ended June 30, 2018, the decrease in CPI-006 costs of $0.8 million as compared to the three months ended June 30, 2017, primarily consisted of a $1.6 million decrease in drug manufacturing costs, partially offset by an increase of $0.6 million in clinical trial expenses.

For the six months ended June 30, 2018, the decrease in CPI-006 costs of $0.3 million as compared to the six months ended June 30, 2017, primarily consisted of a $1.5 million decrease in drug manufacturing costs, partially offset by an increase of $1.0 million in clinical trial expenses.

For the three months ended June 30, 2018 and 2017, the increase in CPI-818 costs of $0.7 million as compared to the three months ended June 30, 2017, primarily consisted of $0.9 million increase in drug manufacturing costs, partially offset by a $0.2 million decrease in contracted research costs.

For the six months ended June 30, 2018 and 2017, the increase in CPI-818 costs of $0.7 million as compared to the six months ended June 30, 2017, primarily consisted of $1.1 million increase in drug manufacturing costs, partially offset by a $0.4 million decrease in contracted research costs.

For the three months ended June 30, 2018, the increase in unallocated costs of $0.7 million as compared to the three months ended June 30, 2017, primarily consisted of an increase of $0.5 million in personnel and related costs.

For the six months ended June 30, 2018, the increase in unallocated costs of $1.6 million as compared to the six months ended June 30, 2017, primarily consisted of an increase of $1.2 million in personnel and related costs.

General and Administrative Expense

For the three months ended June 30, 2018, the decrease in general and administrative expenses of $0.2 million as compared to the three months ended June 30, 2017, primarily consisted of a decrease of $0.4 million in patent and public company expenses, partially offset by an increase of $0.2 million in personnel and related costs.

For the six months ended June 30, 2018, the decrease in general and administrative expenses of $0.4 million as compared to the six months ended June 30, 2017, primarily consisted of a decrease of $0.7 million in patent and public company expenses, partially offset by an increase of $0.3 million in personnel and related costs.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $133.2 million, and an accumulated deficit of $149.5 million, compared to cash and cash equivalents and marketable securities of $90.1 million and an accumulated deficit of $123.5 million as of December 31, 2017. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

In March 2016, we consummated our IPO and sold 4,700,000 shares of our common stock at a price of $15.00 per share, and in April 2016, sold 502,618 shares at a price of $15.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares of common stock. We received net proceeds of approximately $70.6 million, after deducting underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of our IPO, all outstanding shares of the convertible preferred stock were converted into common stock on a one-for-one basis.

In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.  We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses.

In September 2017, we entered into the Sales Agreement pursuant to which we may sell shares of our common stock from time to time with aggregate gross proceeds of up to $125,000,000, through an at-the-market equity offering program under the Sales Agreement.  During the three and six months ended June 30, 2018, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the six months ended June 30, 2018. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash provided by (used in)
Operating activities	$(21,934)	$(24,459)
Investing activities	(60,036)	53,496
Financing activities	64,932	8
Net increase (decrease) in cash and cash equivalents	$(17,038)	$29,045

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2018 was $21.9 million, which primarily consisted of a net loss of $25.9 million, adjusted by non-cash charges of $3.7 million, primarily consisting of $3.5 million of stock compensation expense, and a net increase of $0.8 million in current liabilities, offset by an increase of $0.5 million in current and other long-term assets.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2018, cash used in investing activities was $60.0 million, which consisted of purchases of marketable securities of $99.5 million, partially offset by proceeds from maturities of marketable securities of $39.5 million.

During the six months ended June 30, 2017, cash provided by investing activities was $53.5 million, which consisted of proceeds from maturities of marketable securities of $100.8 million, partially offset by purchases of marketable securities of $47.1 million and purchases of property and equipment of $0.2 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, cash provided by financing activities was $64.9 million, which consisted of the proceeds from our follow-on public offering in March 2018.

During the six months ended June 30, 2017, cash provided by financing activities was $8.0 thousand, which consisted of the proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $133.2 million as of June 30, 2018 and cash, cash equivalents and marketable securities of $90.1 million as of December 31, 2017, which consisted of bank deposits, money market investments, U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, CPI-444 and CPI-006, and researching additional product candidates, including CPI-818. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $55.7 million, $36.4 million and $31.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $25.9 million and $31.0 million for the six months ended June 30, 2018 and 2017, respectively. We had an accumulated deficit of $149.5 million as of June 30, 2018. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444 and CPI-006, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2014, the majority of our efforts have been focused on the research and development of CPI-444. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and prepare for the commercialization of CPI-444, CPI-006, and CPI-818, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-444, CPI-006 or any other product candidates.

In March 2016, we completed our initial public offering (“IPO”), of our common stock pursuant to which we received proceeds of approximately $63.6 million, net of underwriting discounts and commission, and offering expenses. In April 2016, the underwriters exercised their option to purchase an additional 502,618 shares of our common stock, pursuant to which we received additional proceeds of approximately $7.0 million, net of underwriting discounts and commission, and offering expenses.  In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.  We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses

As of June 30, 2018, we had capital resources consisting of cash, cash equivalents and marketable securities of $133.2 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of either CPI-444 or CPI-006 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement we entered into with Cowen and Company, LLC on September 20, 2017 in connection with our at-the-market offering (the “Sales Agreement”), debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

•

the type, number, scope, progress, expansions, results of and timing of our planned clinical trials of CPI-444 and CPI-006 and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future, including CPI-818;

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

Several of these factors are outside of our control and if we are unable to obtain funding on a timely basis, we will be unable to complete the clinical trials for CPI-444, CPI-006 and our other product candidates, and we may be required to significantly curtail some or all of our activities.

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

Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Prior to licensing our lead product candidate, CPI-444, it exhibited encouraging safety data in clinical studies performed by third parties. However, previous studies with CPI-444 had only been conducted in healthy volunteers and patients with attention deficit and hyperactivity disorder (“ADHD”). Since the initiation of our Phase 1/1b clinical trial in January 2016, CPI-444 been administered to more than 235 cancer patients and, while it has been well tolerated to date, there have been possibly drug-related or drug-related serious adverse events observed during the trial, and limited information is available concerning safety and efficacy. It remains possible that patients enrolled in our Phase 1/1b clinical trial for CPI-444 could respond in unexpected ways. Our Phase 1/1b clinical trial is conducted in patients with advanced cancers who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. Furthermore, a portion of our Phase 1/1b clinical trial and Genentech’s planned Phase 1b/2 clinical trial under our collaboration agreement, includes the administration of CPI-444 in combination with Genentech’s cancer immunotherapy, Tecentriq, and we have recently been enrolling patients with various cancers to investigate higher doses of our drug as part of a protocol amendment, both of which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of historical clinical studies of CPI-444 conducted by third parties or the results of our clinical studies to-date will be indicative of the ongoing results of our Phase 1/1b clinical trial, Genentech’s planned Phase 1b/2 clinical trial or any future clinical trial of CPI-444.

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006.   The protocol is designed to enroll successive cohorts of patients with advanced cancers who will receive increasing doses of CPI-006 both alone, or in combination with CPI-444 or an anti-PD-1. To date, a limited number of patients have been enrolled and, although no serious adverse events have been observed, the follow-up period has necessarily been short. Similar to our Phase 1/1b clinical trial of CPI-444, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-006 could respond in unexpected ways. As a result, there can be no assurance that we will be able to establish the safety and efficacy of CPI-006 or that we will be able to successfully complete our planned clinical trial.

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

Before we can initiate clinical trials in the United States for our product candidates other than CPI-444 and CPI-006,  such as CPI-818, we must submit the results of preclinical testing to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an investigational new drug (“IND”) application. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations (“CROs”) and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays in the completion of our planned clinical trials for product candidates could significantly affect our product development costs.

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

In our ongoing trial of CPI-444, we have enrolled over 235 patients with many different types of cancer and the disease-specific cohort for renal cell cancer is continuing to enroll. We have also been adding patients with various cancers to investigate higher doses of our drug as part of a protocol amendment. Lung cancer patients are also being enrolled in a  Phase 1b/2 trial being conducted by Genentech under our collaboration agreement. We are also enrolling patients with many different types of cancer in our Phase 1/1b trial of CPI-006. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs with different dosing regimens and in combination with other immunotherapies, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. For example, possibly drug-related or drug-related serious adverse events have been observed during our Phase 1/1b clinical trial in patients receiving combination therapy with CPI-444 and Tecentriq include hemolytic anemia, encephalitis, hepatitis, pneumonitis, mucositis and dermatitis. Other toxicities observed during our Phase 1/1b clinical trial were mild and are commonly seen in patients with advanced cancers, such as nausea, vomiting, fatigue, rash, diarrhea, fever, abdominal pain, cough, constipation and decreased appetite. Other immune-oncology drugs also have been found occasionally to induce immune related toxicities such as colitis, hepatitis, pneumonitis, meningitis and various endocrine diseases. Such side effects could also be exacerbated when CPI-444 is administered in combination with Tecentriq which is provided for in a portion of our Phase 1/1b clinical trial as well as in Genentech’s Phase 1b/2 clinical trial under our collaboration agreement, or when CPI-444 is administered in higher doses, which we have begun exploring as part of a protocol amendment. In addition, CPI-444 is known to bind to the A1 adenosine receptor. This receptor is expressed in the heart, and although CPI-444 binds to the A1 receptor at a low affinity, it is possible that sufficient binding of the drug to the A1 receptor could occur, leading to adverse effects on the heart such as irregular heart rate or rapid heart rate.

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006. We expect that successive cohorts of enrolled patients will receive increasing doses of CPI-006 alone, or in combination with CPI-444 or an anti-PD-1. Very limited human safety data is available for CPI-006 alone or when given in combination with other agents.

Many times side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Results of our current clinical trials and any future clinical trials we undertake could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are conducting a clinical trial for CPI-444 and CPI-006, and may also in the future, conduct clinical trials of other product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our Phase 1/1b clinical trial for CPI-444 and our Phase 1/1b clinical trial for CPI-006, and expect to continue to be dependent on third parties to conduct any future clinical studies of CPI-444, CPI-006, and preclinical and clinical trials for our other product candidates, including CPI-818. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

We do not currently have nor do we plan to acquire the infrastructure or internal capability to manufacture our clinical drug supplies for use in the conduct of our trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on several different manufacturers who supply different parts of the CPI-444 and CPI-818 molecules and rely on one manufacturer for CPI-006 drug substance.

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

In addition, the supply chain for the manufacturing of our product candidates is complicated and can involve several parties. If we were to experience any supply chain issues, our product supply could be seriously disrupted. We should expect that the logistical challenges associated with our supply chain will grow more complex as we expand enrollment in our clinical trial for CPI-006 and as we commence any clinical trials for additional product candidates, including CPI-818.

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

Risks Related to Commercialization of Our Product Candidates

All of our product candidates are in early-stage clinical or preclinical development. If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business will be materially and adversely affected.

All of our product candidates are in early-stage clinical or preclinical development. Our ability to generate product revenue will depend heavily on our ability to successfully develop and commercialize our product candidates. We do not expect that such commercialization of any of our product candidates will occur for at least the next several years, if ever. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

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

Even if we receive regulatory approval we still may not be able to successfully commercialize CPI-444, CPI-006 or any other product candidate, and the revenue that we generate from sales, if any, could be limited.

Even if CPI-444, CPI-006 or any of our other product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both governmental and private insurers. The Affordable Care Act, among other things, subjected biological products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research, along with funding for such research.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2027 unless additional Congressional action is taken and additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Additionally, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In connection with our Phase 1/1b clinical trial for CPI-444, we entered into a clinical trial collaboration agreement with Genentech in October 2015. Pursuant to the agreement, Genentech provides access to, and supplies of, its cancer immunotherapy, Tecentriq, to be used in combination with CPI-444 during the clinical trial. The collaboration operates under a joint development committee with equal representation from both companies. In May 2017, we signed a second clinical trial collaboration agreement with Genentech. Under this second agreement, CPI-444 administered in combination with Tecentriq is being evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with non-small cell lung cancer who are resistant and/or refractory to prior therapy with an anti-PD-(L)1 antibody. However, we and Genentech each have the right to terminate the respective collaboration agreements due to material breach by either party, for safety considerations, if directed by a regulatory authority or if development of CPI-444 or Tecentriq is discontinued. If we fail to maintain these strategic collaborations with Genentech (1) the development of CPI-444 in combination with Tecentriq may be terminated or delayed; (2) our cash expenditures related to development of CPI-444 could increase significantly, and we may need to seek additional financing; (3) we may be required to hire additional employees or otherwise develop expertise for which we have not budgeted; (4) we will bear all of the risk related to the development of CPI-444 as a combination therapy; and (5) we will need to seek collaborations with other companies that have anti-PD-1 or anti-PD-L1 antibodies, which will significantly delay our development program and could have a material adverse effect on our business, financial condition and results of operations.

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

All of our product candidates, if approved, will compete with a range of therapeutic treatments that are either in development or currently marketed. We are aware of companies that have advanced adenosine A2A receptor antagonists into early- or late-stage clinical development for non-oncology indications, primarily Parkinson’s disease. These companies include Merck & Co., Inc. that has evaluated preladenant in Parkinson’s disease. In addition, Kyowa Hakko Kirin Pharma, Inc. has approval in Japan for an adenosine A2A receptor antagonist for use in Parkinson’s disease and is currently conducting a Phase 3 study in the United States for Parkinson’s disease. Within oncology, Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial. AstraZeneca plc has licensed a preclinical A2A antagonist for use in cancer therapy from Heptares, Inc. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics and subsequently by Celgene, and Arcus Biosciences, Inc. are developing A2A receptor antagonists for cancer. Astra Zeneca, Bristol-Myers Squib, and Novartis in partnership with Surface Oncology, Inc. have initiated clinical trials with anti-CD73 antibodies in cancer patients. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). Janssen Pharmaceuticals, Inc. and AbbVie Inc. are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

We are subject to various federal and state healthcare laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. These laws will affect our operations, sales and marketing practices, and our relationships with physicians and other customers and third-party payors. Such laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

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

We face an inherent risk of product liability as a result of the clinical testing of CPI-444, CPI-006 and our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if CPI-444, CPI-006 or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review (“IPR”) proceedings and post-grant review (“PGR”) proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of an issued patent in Australia that may be relevant to commercialization of CPI-444 in that country. That Australian patent is expected to expire in 2022. Our ability to commercialize CPI-444 in Australia prior to 2022 could be adversely affected if we do not obtain a license under such patent. We are also aware of a corresponding patent application that has been issued in the United States and which is expected to expire in 2023. However, to the extent that any claims of this patent may be interpreted to cover our potential uses of CPI-444, we do not believe that such claims would be valid and enforceable if asserted. We have filed a PGR petition challenging the patentability of certain claims of the patent and the patentee subsequently disclaimed every challenged claim. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patent applications that, if issued as patents, may be infringed by commercialization of CPI-444 or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing CPI-444, CPI-006 or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or

•	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent CPI-444, CPI-006 or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market CPI-444, CPI-006 or our other product candidates.

Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing CPI-444, CPI-006 or our other product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

While we have issued patents directed at CPI-444 in the United States and certain foreign territories, and pending patent applications directed at CPI-444, CPI-006 and other product candidates in the United States and other countries, filing, prosecuting and defending patents on CPI-444, CPI-006 and our other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As of June 30, 2018, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 74% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

10.1	Sales Agreement, dated September 20, 2017, by and among Corvus Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	9/20/2017	1.1

10.2	Sixth Amendment to Office Lease dated as of April 5, 2018, by and between , Corvus Pharmaeuticals, Inc. and ARE-819/863 Mitten Road, LLC.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Corvus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVUS PHARMACEUTICALS, INC.

Date: August 2, 2018	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)