Form 10-K/A
period 2017-12-31
Corvus Pharmaceuticals, Inc.
filed 2018-08-17
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the aggregate market value of the 8,497,239 shares of Common Stock held by non-affiliates of the registrant was approximately $102.8 million, computed by reference to the closing price as reported on The Nasdaq Stock Market. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes. As of March 1, 2018, 21,065,834 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Corvus Pharmaceuticals, Inc. for the year ended December 31, 2017 filed on March 1, 2018 (the “Original Filing”) for the sole purpose of revising Item 9A. Controls and Procedures to supplement the disclosure relating to the Evaluation of Disclosure Controls and Procedures and to include the previously omitted Management’s Report on Internal Control Over Financial Reporting.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Original Filing.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Amendment No. 1 to Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                  Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                  Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2017.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Attestation Report of the Registered Public Accounting Firm

This Amendment No. 1 to Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(1)                                 Financial Statements:

The following consolidated financial statements required by Item 15(a) were filed as part of the Original Filing under Item 8 “Consolidated Financial Statements and Supplementary Data” and located at the pages in the Form 10-K indicated:

(2)                                 Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)                                 Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3
10.1(a)	Office Lease, dated as of January 27, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(a)
10.1(b)	First Amendment to Office Lease, dated as of March 19, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(b)
10.1(c)	Second Amendment to Office Lease, dated as of August 20, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC	S-1	1/4/2016	10.2(c)
10.1(d)	Third Amendment to Office Lease, dated as of June 27, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/4/2016	10.1(d)
10.1(e)	Fourth Amendment to Office Lease, dated as of August 15, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	11/3/2016	10.1(e)
10.2(a)#	2014 Equity Inventive Plan.	S-1	1/4/2016	10.4(a)
10.2(b)#	Amendment to the 2014 Equity Incentive Plan, dated November 26, 2014.	S-1	1/4/2016	10.4(b)
10.2(c)#	Amendment to the 2014 Equity Incentive Plan, dated July 24, 2015.	S-1	1/4/2016	10.4(c)
10.2(d)#	Amendment to the 2014 Equity Incentive Plan, dated September 14, 2015.	S-1	1/4/2016	10.4(d)
10.2(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1	1/4/2016	10.4(e)
10.2(f)#	Form of Restricted Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(f)
10.3(a)#	2016 Equity Incentive Award Plan.	S-8	3/29/2016	99.2(a)
10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(b)
10.3(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(c)
10.3(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(d)
10.4#	Form of Indemnification Agreement for directors and officers.	S-1	1/4/2016	10.6
10.5#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	S-1	1/4/2016	10.7
10.6#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Leiv Lea.	S-1	1/4/2016	10.8
10.7(a)#	Offer Letter, dated as of November 27, 2014, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(a)

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.7(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(b)
10.8(a)#	Offer Letter, dated as of December 28, 2014, by and between Corvus Pharmaceuticals, Inc. and Erik J. Verner.	S-1	1/4/2016	10.10(a)
10.8(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and Erik J. Verner.	S-1	1/4/2016	10.10(b)
10.9(a)#	Offer Letter, dated as of November 22, 2017 by and between Corvus Pharmaceuticals, Inc. and Daniel Hunt.	10-K	3/1/2018	10.9(a)
10.9(b)#	Change in Control and Severance Agreement dated December 13, 2017, by and between Corvus Pharmaceuticals, Inc. and Daniel Hunt.	10-K	3/1/2018	10.9(b)
10.10#	Corvus Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.	S-8	3/29/2016	99.3
10.11#	Non-Employee Director Compensation Program.	S-1	1/4/2016	10.12
10.12(a)†	License Agreement, dated February 25, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1/A	3/10/2016	10.13(a)
10.12(b)†	Amendment to License Agreement dated November 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1	1/4/2016	10.13(b)
10.13†	License Agreement, dated December 20, 2014, by and between Corvus Pharmaceuticals, Inc. and The Scripps Research Institute	S-1	1/4/2016	10.14
10.14†	Collaboration Agreement, dated October 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc	S-1/A	2/8/2016	10.15
10.15	Phase 1b/II Combination Study Agreement dated May 1, 2017, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	10-Q	8/3/2017	10.1
10.16	Sales Agreement dated September 20, 2017, by and between Corvus Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	9/20/2017	1.1
21.1	List of Subsidiaries	10-K	3/1/2018	21.1
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	3/1/2018	23.1
24.1	Power of Attorney	10-K	3/1/2018	24.1
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.	10-K	3/1/2018	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	3/1/2018	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	3/1/2018	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	3/1/2018	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	3/1/2018	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	3/1/2018	101.PRE

†                                         Confidential treatment has been granted for a portion of this exhibit

#                                         Indicates management contract or compensatory plan.

**                                  The certification attached as Exhibit 32.1 that accompanies this Amendment No. 1 to Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Corvus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1 to Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVUS PHARMACEUTICALS, INC.

Date: August 17, 2018	By:	/s/ RICHARD. A. MILLER
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 17, 2018	By:	/s/ LEIV LEA
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)