Form 10-Q
period 2018-09-30
Corvus Pharmaceuticals, Inc.
filed 2018-11-01
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or any emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ◻	Smaller reporting company ☒
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

As of November 1, 2018,  29,282,086 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$40,747	$45,106
Marketable securities	81,892	44,949
Prepaid and other current assets	1,893	1,179
Total current assets	124,532	91,234
Property and equipment, net	2,226	2,672
Other assets	464	869
Total assets	$127,222	$94,775

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,885	$3,454
Accrued and other liabilities	5,863	5,515
Total current liabilities	7,748	8,969
Other liabilities	627	971
Total liabilities	8,375	9,940
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at September 30, 2018 and December 31, 2017; 29,282,086 and 21,041,250 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	278,842	208,408
Accumulated other comprehensive loss	(35)	(41)
Accumulated deficit	(159,963)	(123,534)
Total stockholders’ equity	118,847	84,835
Total liabilities and stockholders’ equity	$127,222	$94,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$8,374	$10,733	$30,192	$36,617
General and administrative	2,775	2,211	7,859	7,718
Total operating expenses	11,149	12,944	38,051	44,335
Loss from operations	(11,149)	(12,944)	(38,051)	(44,335)
Interest income and other expense, net	651	227	1,621	601
Net loss	$(10,498)	$(12,717)	$(36,430)	$(43,734)
Net loss per share, basic and diluted	$(0.36)	$(0.62)	$(1.35)	$(2.14)
Shares used to compute net loss per share, basic and diluted	29,087,129	20,501,382	26,906,463	20,426,263
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(15)	38	6	25
Comprehensive loss	$(10,513)	$(12,679)	$(36,424)	$(43,709)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(36,430)	$(43,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667	623
Accretion related to marketable securities	(437)	(177)
Stock-based compensation	5,330	4,490
Changes in operating assets and liabilities:
Prepaid and other current assets	(708)	(5)
Other assets	406	(189)
Accounts payable	(1,569)	1,712
Accrued and other liabilities	355	2,375
Other long-term liabilities	(345)	(328)
Net cash used in operating activities	(32,731)	(35,233)
Cash flows from investing activities
Purchases of marketable securities	(129,805)	(75,073)
Maturities of marketable securities	93,299	149,500
Purchase of property and equipment	(220)	(274)
Net cash provided by (used) in investing activities	(36,726)	74,153
Cash flows from financing activities
Proceeds from issuance of common stock, net	64,877	–
Proceeds from exercise of common stock options	221	134
Net cash provided by financing activities	65,098	134
Net increase (decrease) in cash and cash equivalents	(4,359)	39,054
Cash and cash equivalents at beginning of the period	45,106	5,050
Cash and cash equivalents at end of the period	$40,747	$44,104
Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$6	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2018, the Company incurred a net loss of $36.4 million and used $32.7 million of cash in operations. As of September 30, 2018, the Company had an accumulated deficit of $160.0 million and cash, cash equivalents and marketable securities of $122.6 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018.

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

Critical Accounting Policies

The Company’s critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K.  There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2018.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss - basic and diluted	$(10,498)	$(12,717)	$(36,430)	$(43,734)
Denominator:
Weighted average common shares outstanding	29,228,005	20,934,754	27,120,068	20,932,772
Less: weighted average common shares subject to repurchase	(140,876)	(433,372)	(213,605)	(506,509)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	29,087,129	20,501,382	26,906,463	20,426,263
Net loss per share, basic and diluted	$(0.36)	$(0.62)	$(1.35)	$(2.14)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti‑dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Common stock subject to repurchase	99,831	392,327	99,831	392,327
Outstanding options	2,814,745	2,432,037	2,814,745	2,432,037
Total shares of common stock equivalents	2,914,576	2,824,364	2,914,576	2,824,364

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

The following tables present information as of September 30, 2018 and December 31, 2017 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	September 30, 2018
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$—	$39,933	$—	$39,933
Marketable securities	1,996	79,896	—	81,892
	$1,996	$119,829	$—	$121,825

	December 31, 2017
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$–	$44,555	$—	$44,555
Marketable securities	–	44,949	—	44,949
	$–	$89,504	$—	$89,504

As of September 30, 2018, marketable securities had a maximum remaining maturity of nine months.

As of September 30, 2018 and December 31, 2017, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,996	$—	$—	$1,996
U.S. Government agency securities	63,168	—	(34)	63,134
Corporate debt obligations	16,763	—	(1)	16,762
	$81,927	$—	$(35)	$81,892

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$32,311	$—	$(39)	$32,272
Corporate debt obligations	12,679	—	(2)	12,677
	$44,990	$—	$(41)	$44,949

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

6. Balance Sheet Components (in thousands)

	September 30,	December 31,
	2018	2017
Prepaid and Other Current Assets
Interest receivable	$347	$132
Prepaid research and development manufacturing expenses	—	327
Prepaid insurance	215	164
Other	1,331	556
	$1,893	$1,179
Property and Equipment
Laboratory equipment	$2,241	$2,034
Computer equipment and purchased software	138	130
Leasehold improvements	2,084	2,078
	4,463	4,242
Less: accumulated depreciation and amortization	(2,237)	(1,570)
	$2,226	$2,672
Accrued and Other Liabilities
Accrued clinical trial related	$2,746	$2,870
Accrued manufacturing expense	1,477	1,056
Personnel related	725	572
Deferred rent	435	410
Accrued legal and accounting	165	224
Other accrued expenses	315	383
	$5,863	$5,515
Other Liabilities
Deferred rent	$627	$960
Shares subject to vesting	—	11
	$627	$971

7. Common Stock

As of September 30, 2018, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of September 30, 2018, no dividends on common stock had been declared.

In September 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. During the nine months ended September 30, 2018, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2018	2017
Shares available for future option grants	3,491,995	2,576,535
Outstanding options	2,814,745	3,013,394
Unvested restricted common stock (founders and early exercise of stock options)	99,831	319,203
Shares reserved for employee stock purchase plan	400,000	400,000
Total	6,806,571	6,309,132

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2017	2,576,535	3,013,394	$11.78
Additional shares authorized	840,000	—	—
Options granted	(388,500)	388,500	10.92
Options exercised	—	(123,189)	1.68
Options forfeited	463,960	(463,960)	12.68
Balance at September 30, 2018	3,491,995	2,814,745	$11.95

9. Stock‑Based Compensation

The Company’s results of operations include expenses relating to employee and non‑employee stock‑based awards as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$692	$626	$2,237	$1,891
General and administrative	1,102	875	3,093	2,599
Total	$1,794	$1,501	$5,330	$4,490

10. Income Taxes

During the three and nine months ended September 30, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items.

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

11. Commitments and Contingencies

Facility Lease

In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one‑year term. Between January 2015 and April 2018, the Company entered into a series of lease amendments to increase the amount of leased space to 27,100 square feet and extend the expiration of the lease to February 2021. The lease agreement includes an annual rent escalation clause and a right to extend the term at the then current market rate for three years. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. The lease requires the Company to pay additional amounts for operating and maintenance expenses. Rent expense related to the facilities lease for the three and nine months ended September 30, 2018 was approximately $166,000 and $511,000, respectively. Rent expense for the three and nine months ended September 30, 2017 was approximately $184,000 and $550,000, respectively.

As of September 30, 2018, future minimum lease payments under the facility lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2018*	$270
2019	1,110
2020	1,142
2021	95
Total	$2,617

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

12. Subsequent Event

On October 11, 2018, the Company entered into a facility lease amendment to extend the expiration of its lease from February 2021 to February 2023. Under its amended lease agreement, the Company’s lease payments are expected to remain the same through December 31, 2020 and are expected to be $1,260,000 in 2021, $1,298,000 in 2022 and $108,000 in 2023.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of precisely targeted oncology therapies.  Since we began operations in November 2014, we have built a pipeline of five immuno-oncology programs, three of which focus on the adenosine-cancer axis to modulate an immune response. Our lead product candidate, CPI-444, is an oral, small molecule antagonist of the A2A receptor for adenosine, an immune checkpoint. In January 2016, we began enrolling patients in a large expansion cohort trial for CPI-444. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of CPI-444 in several solid tumor types, , including non-small cell lung cancer (“NSCLC”) and renal cell cancer (“RCC”), both as a single agent and in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab), a fully humanized monoclonal antibody targeting PD-L1. In 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol-defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol-defined criteria for expansion to 48 patients. In March 2018, we amended our Phase 1/1b trial to treat up to an additional 50 RCC patients with the combination of CPI-444 and Tecentriq. Eligible patients must have failed no more than two prior regimens, which must include an anti-PD-(L)1 and a tyrosine kinase inhibitor.  In December 2017, Genentech began enrolling patients in a Phase 1b/2 trial that is evaluating CPI-444 in combination with Tecentriq in patients with NSCLC under an umbrella protocol known as Morpheus.

In March 2018, we initiated a Phase 1/1b clinical trial for CPI-006, an anti-CD73 monoclonal antibody (“CPI-006”), as a single agent and in combination with CPI-444, and in combination with an anti-PD-1 in patients with advanced solid tumors. We are also conducting Investigational New Drug (“IND”) application-enabling studies for the lead development candidate for our ITK program, CPI-818, and plan to submit an IND application and initiate a Phase 1 clinical trial for this candidate in early 2019.  In addition, in 2019 we expect to initiate IND-enabling studies for the monoclonal antibody to a novel target we licensed in 2017. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immuno-oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

To date, the majority of our efforts have been focused on the research, development and advancement of CPI‑444 and CPI-006, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. During the nine months ended September 30, 2018 we incurred a net loss of $36.4 million and used $32.7 million of cash in operations. As of September 30, 2018, we had an accumulated deficit of $160.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444 and CPI-006, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through September 30, 2018, we have funded our operations primarily through the sale and issuance of stock. In November 2014, January 2015 and June 2015, we received aggregate net proceeds of $33.3 million from the sale of our Series A convertible preferred stock. In September 2015, we received net proceeds of $74.8 million from the sale of our Series B convertible preferred stock. On March 22, 2016, our registration statement on Form S-1 (File No. 333-208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.  In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.  We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses.

In September 2017, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement.

As of September 30, 2018, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $122.6 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of either CPI-444 or CPI-006 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Critical Accounting Policies

Our critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2018.

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

We plan to increase our research and development expenses substantially as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	enrollment and completion of our Phase 1/1b clinical trial of CPI-444;

•	enrollment of our ongoing Phase 1/1b clinical trial of CPI-006;

•	process development and manufacturing of drug supply of CPI-444, CPI-006 and CPI-818; and

•	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Operating expenses:
Research and development	$8,374	$10,733	$(2,359)	$30,192	$36,617	$(6,425)
General and administrative	2,775	2,211	564	7,859	7,718	141
Total operating expenses	11,149	12,944	(1,795)	38,051	44,335	(6,284)
Loss from operations	(11,149)	(12,944)	1,795	(38,051)	(44,335)	6,284
Interest income and other expense, net	651	227	424	1,621	601	1,020
Net loss	$(10,498)	$(12,717)	$2,219	$(36,430)	$(43,734)	$7,304

Research and Development Expense

Research and development expenses for the three and nine months ended September 30, 2018 and 2017 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
CPI‑444	$1,890	$5,660	$(3,770)	$8,906	$18,904	$(9,998)
CPI‑006	1,188	1,154	34	4,840	5,101	(261)
CPI-818	1,220	179	1,041	3,362	1,607	1,755
Other Programs	245	229	16	748	589	159
Unallocated employee and overhead costs	3,831	3,511	320	12,336	10,416	1,920
	$8,374	$10,733	$(2,359)	$30,192	$36,617	$(6,425)

For the three months ended September 30, 2018, the decrease in CPI-444 costs of $3.8 million as compared to the three months ended September 30, 2017, primarily consisted of a decrease of $2.3 million in clinical trial expenses, a decrease of $0.9 million in drug manufacturing costs and a decrease of $0.6 million in contracted research costs.

For the nine months ended September 30, 2018, the decrease in CPI-444 costs of $10.0 million as compared to the nine months ended September 30, 2017, primarily consisted of a $3.0 million milestone payment to Vernalis in 2017, a decrease of $5.7 million in clinical trial expenses, and a decrease of $1.4 million in contracted research costs.

For the three months ended September 30, 2018, CPI-006 costs of $1.2 million remained flat compared to the three months ended September 30, 2017, primarily the result of a $0.4 million decrease in IND-enabling study costs, which were offset by an increase of $0.4 million in clinical trial expenses.

For the nine months ended September 30, 2018, the decrease in CPI-006 costs of $0.3 million as compared to the nine months ended September 30, 2017, primarily consisted of a $1.4 million decrease in drug manufacturing costs and a $0.6 million decrease in IND-enabling study costs, partially offset by an increase of $1.6 million in clinical trial expenses.

For the three months ended September 30, 2018, the increase in CPI-818 costs of $1.0 million as compared to the three months ended September 30, 2017, primarily consisted of a $0.5 million increase in drug manufacturing costs and a $0.5 million increase in IND-enabling study costs.

For the nine months ended September 30, 2018, the increase in CPI-818 costs of $1.8 million as compared to the nine months ended September 30, 2017, primarily consisted of a $1.1 million increase in drug manufacturing costs and a $1.0 million increase in IND-enabling study costs, partially offset by a $0.3 million decrease in contracted research costs.

For the three months ended September 30, 2018, the increase in unallocated costs of $0.3 million as compared to the three months ended September 30, 2017, primarily consisted of an increase of $0.2 million in personnel and related costs.

For the nine months ended September 30, 2018, the increase in unallocated costs of $1.9 million as compared to the nine months ended September 30, 2017, primarily consisted of an increase of $1.5 million in personnel and related costs.

General and Administrative Expense

For the three months ended September 30, 2018, the increase in general and administrative expenses of $0.6 million as compared to the three months ended September 30, 2017, primarily consisted of an increase of $0.3 million in patent and public company expenses and an increase of $0.2 million in personnel and related costs.

For the nine months ended September 30, 2018, the increase in general and administrative expenses of $0.1 million as compared to the nine months ended September 30, 2017, primarily consisted of a increase of $0.5 million in personnel and related costs, partially offset by a decrease of $0.4 million in patent and public company expenses.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $122.6 million, and an accumulated deficit of $160.0 million, compared to cash and cash equivalents and marketable securities of $90.1 million and an accumulated deficit of $123.5 million as of December 31, 2017. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

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

In September 2017, we entered into the Sales Agreement pursuant to which we may sell shares of our common stock from time to time with aggregate gross proceeds of up to $125,000,000, through an at-the-market equity offering program under the Sales Agreement.  During the three and nine months ended September 30, 2018, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the nine months ended September 30, 2018. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by (used in)
Operating activities	$(32,731)	$(35,233)
Investing activities	(36,726)	74,153
Financing activities	65,098	134
Net increase (decrease) in cash and cash equivalents	$(4,359)	$39,054

Cash Flows from Operating Activities

Cash used in operating activities during the nine months ended September 30, 2018 was $32.7 million, which primarily consisted of a net loss of $36.4 million, adjusted by non-cash charges of $5.6 million, primarily consisting of

$5.3 million of stock compensation expense, a decrease of $1.6 million in current and long-term liabilities, and an increase of $0.3 million in current and other long-term assets.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, cash used in investing activities was $36.7 million, which consisted of purchases of marketable securities of $129.8 million, partially offset by proceeds from maturities of marketable securities of $93.3 million.

During the nine months ended September 30, 2017, cash provided by investing activities was $74.2 million, which consisted of proceeds from maturities of marketable securities of $149.5 million, partially offset by purchases of marketable securities of $75.1 million and purchases of property and equipment of $0.3 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activities was $65.1 million, which primarily consisted of the proceeds from our follow-on public offering in March 2018.

During the nine months ended September 30, 2017, cash provided by financing activities was $0.1 million, which consisted of the proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $122.6 million as of September 30, 2018 and cash, cash equivalents and marketable securities of $90.1 million as of December 31, 2017, which consisted of bank deposits, money market investments, U.S. Treasury securities, U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, CPI-444 and CPI-006, and researching additional product candidates, including CPI-818. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $55.7 million, $36.4 million and $31.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $36.4 million and $43.7 million for the nine months ended September 30, 2018 and 2017, respectively. We had an accumulated deficit of $160.0 million as of September 30, 2018. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-444 and CPI-006, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2014, the majority of our efforts have been focused on the research and development of CPI-444 and CPI-006. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and prepare for the commercialization of CPI-444, CPI-006, and CPI-818, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-444, CPI-006 or any other product candidates.

In March 2016, we completed our initial public offering (“IPO”), of our common stock pursuant to which we received proceeds of approximately $63.6 million, net of underwriting discounts and commission, and offering expenses. In April 2016, the underwriters exercised their option to purchase an additional 502,618 shares of our common stock, pursuant to which we received additional proceeds of approximately $7.0 million, net of underwriting discounts and commission, and offering expenses.  In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.  We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses

As of September 30, 2018, we had capital resources consisting of cash, cash equivalents and marketable securities of $122.6 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of either CPI-444 or CPI-006 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement we entered into with Cowen and Company, LLC in September 2017 in connection with our at-the-market offering (the “Sales Agreement”), debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Prior to licensing our lead product candidate, CPI-444, it exhibited encouraging safety data in clinical studies performed by third parties. However, previous studies with CPI-444 had only been conducted in healthy volunteers and patients with attention deficit and hyperactivity disorder (“ADHD”). Since the initiation of our Phase 1/1b clinical trial in January 2016, CPI-444 been administered to more than 240 cancer patients and, while it has been well tolerated to date, there have been possibly drug-related or drug-related serious adverse events observed during the trial, and limited information is available concerning long-term safety and efficacy. It remains possible that patients enrolled in our Phase 1/1b clinical trial for CPI-444 could respond in unexpected ways. Our Phase 1/1b clinical trial is conducted in patients with advanced cancers who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. Furthermore, a portion of our Phase 1/1b clinical trial and Genentech’s Phase 1b/2 clinical trial under our collaboration agreement, includes the administration of CPI-444 in combination with Genentech’s cancer immunotherapy, Tecentriq, and we have recently been enrolling patients with various cancers to investigate higher doses of our drug as part of a protocol amendment, both of which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of historical clinical studies of CPI-444 conducted by third parties or the results of our clinical studies to-date will be indicative of the ongoing results of our Phase 1/1b clinical trial, Genentech’s Phase 1b/2 clinical trial or any future clinical trial of CPI-444.

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006.   The protocol is designed to enroll successive cohorts of patients with advanced cancers who will receive increasing doses of CPI-006 both alone, or in combination with CPI-444 or an anti-PD-1. To date, a limited number of patients have been enrolled and, although no serious adverse events have been observed, the follow-up period has necessarily been short. Similar to our Phase 1/1b clinical trial of CPI-444, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-006 could respond in unexpected ways. As a result, there can be no assurance that we will be able to establish the safety and efficacy of CPI-006 or that we will be able to successfully complete our Phase 1/1b clinical trial.

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

Before we can initiate clinical trials in the United States for our other product candidates, such as CPI-818, we must submit the results of preclinical testing to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an investigational new drug (“IND”) application. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations (“CROs”) and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays in the completion of our planned clinical trials for product candidates could significantly affect our product development costs.

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

In our ongoing trial of CPI-444, we have enrolled over 240 patients with many different types of cancer and the disease-specific cohort for renal cell cancer is continuing to enroll. We have also been adding patients with various cancers to investigate higher doses of our drug as part of a protocol amendment. Lung cancer patients are also being enrolled in a Phase 1b/2 trial being conducted by Genentech under our collaboration agreement. We are also enrolling patients with many different types of cancer in our Phase 1/1b trial of CPI-006. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

We are conducting clinical trials for CPI-444 and CPI-006, and may also in the future, conduct clinical trials of other product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We are currently conducting our clinical trial for CPI-444 at 30 leading medical centers in the U.S., Australia and Canada. In the future, we may add additional clinical sites outside of the United States in our clinical trial for CPI-444 or our clinical trial for CPI-006. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials for CPI-444, CPI-006 or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of CPI-444, CPI-006 or any other product candidates.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently rely on several different manufacturers who supply different parts of the CPI-444 molecule and CPI-818 molecule, on one manufacturer for CPI-006 drug substance and other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of CPI-444, CPI-006, CPI-818 or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review (“IPR”) proceedings and post-grant review (“PGR”) proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of an issued patent in Australia that may be relevant to commercialization of CPI-444 in that country. That Australian patent is expected to expire in 2022. Our ability to commercialize CPI-444 in Australia prior to 2022 could be adversely affected if we do not obtain a license under such patent. We are also aware of a corresponding patent application that has been issued in the United States and which is expected to expire in 2023. However, to the extent that any claims of this patent may be interpreted to cover our potential uses of CPI-444, we do not believe that such claims would be valid and enforceable if asserted. We have filed a PGR petition challenging the patentability of certain claims of the patent and the patentee subsequently disclaimed every challenged claim. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patent applications that, if issued as patents, may be infringed by commercialization of CPI-444, CPI-006 or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

As of September 30, 2018, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 78% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. On September 20, 2017, we filed a prospectus supplement and entered into the Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of September 30, 2018, we have sold 52,569 shares of common stock for gross proceeds of approximately $894,000 pursuant to the Sales Agreement.  In March 2018, we sold 8,117,647 in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102).

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

Pursuant to Section 404 of Sarbanes-Oxley, when we lose our status as an “emerging growth company” and are an accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To continue to comply with the requirements of being a reporting company under the Exchange Act, as we continue to grow, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

CORVUS PHARMACEUTICALS, INC.

Date: November 1, 2018	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2018	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)