Form 10-Q
period 2019-03-31
Corvus Pharmaceuticals, Inc.
filed 2019-05-09
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 per share	CRVS	Nasdaq Global Market

As of May 9, 2019,  29,326,900 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$38,976	$39,196
Marketable securities	66,831	75,401
Prepaid and other current assets	1,197	992
Total current assets	107,004	115,589
Property and equipment, net	2,010	2,180
Operating lease right-of-use asset	2,781	—
Other assets	514	463
Total assets	$112,309	$118,232

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,264	$1,998
Operating lease liability	792	—
Accrued and other liabilities	5,579	5,029
Total current liabilities	8,635	7,027
Operating lease liability	2,977	—
Other liabilities	—	869
Total liabilities	11,612	7,896
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at March 31, 2019 and December 31, 2018; 29,326,900 and 29,323,930 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	282,799	280,840
Accumulated other comprehensive income (loss)	11	(34)
Accumulated deficit	(182,116)	(170,473)
Total stockholders’ equity	100,697	110,336
Total liabilities and stockholders’ equity	$112,309	$118,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Research and development	$9,419	$12,103
General and administrative	2,886	2,541
Total operating expenses	12,305	14,644
Loss from operations	(12,305)	(14,644)
Interest income and other expense, net	662	343
Net loss	$(11,643)	$(14,301)
Net loss per share, basic and diluted	$(0.40)	$(0.63)
Shares used to compute net loss per share, basic and diluted	29,292,135	22,580,620
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	45	(2)
Comprehensive loss	$(11,598)	$(14,303)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	29,323,930	$3	$280,840	$(34)	$(170,473)	$110,336
Common stock issued on exercise of stock options	2,970	—	1	—	—	1
Vesting of restricted stock for early exercise of stock options	—	—	5	—	—	5
Stock based compensation expense	—	—	1,953	—	—	1,953
Unrealized loss on marketable securities	—	—	—	45	—	45
Net loss	—	—	—	—	(11,643)	(11,643)
Balance at March 31, 2019	29,326,900	$3	$282,799	$11	$(182,116)	$100,697

	Three Months Ended March 31, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2017	21,041,250	$2	$208,408	$(41)	$(123,534)	$84,835
Common stock issued on exercise of stock options	24,584	—	7	—	—	7
Vesting of restricted stock for early exercise of stock options	—	—	7	—	—	7
Stock based compensation expense	—	—	1,801	—	—	1,801
Unrealized loss on marketable securities	—	—	—	2	—	2
Issuance of common stock upon follow-on public offering, net	8,117,647	1	64,876	—	—	64,877
Net loss	—	—	—	—	(14,301)	(14,301)
Balance at March 31, 2018	29,183,481	$3	$275,099	$(39)	$(137,835)	$137,228

The accompanying notes are an integral part of these condensed consolidated financial statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(11,643)	$(14,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	219
Accretion related to marketable securities	(170)	(44)
Stock-based compensation	1,953	1,801
Other	119	(115)
Changes in operating assets and liabilities:
Prepaid and other current assets	(205)	(53)
Other assets	(51)	(194)
Accounts payable	266	45
Accrued and other liabilities	555	1,597
Net cash used in operating activities	(8,990)	(11,045)
Cash flows from investing activities
Purchases of marketable securities	(29,903)	(15,797)
Maturities of marketable securities	38,688	19,423
Purchase of property and equipment	(16)	(6)
Net cash provided by investing activities	8,769	3,620
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $30,850 in aggregate gross proceeds from related parties for the three months ended March 31, 2018)	—	64,877
Proceeds from exercise of common stock options	1	7
Net cash provided by financing activities	1	64,884
Net increase (decrease) in cash and cash equivalents	(220)	57,459
Cash and cash equivalents at beginning of the period	39,196	45,106
Cash and cash equivalents at end of the period	$38,976	$102,565
Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$16	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2019, the Company had an accumulated deficit of $182.1 million and cash, cash equivalents and marketable securities of $105.8 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K. Other than the adoption of ASU No. 2016-02, Leases (Topic 842) described below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet.

Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019 and has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. See also Note 11.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss - basic and diluted	$(11,643)	$(14,301)
Denominator:
Weighted average common shares outstanding	29,326,075	22,867,843
Less: weighted average common shares subject to repurchase	(33,940)	(287,223)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	29,292,135	22,580,620
Net loss per share, basic and diluted	$(0.40)	$(0.63)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti‑dilutive effect:

	Three Months Ended
	March 31,
	2019	2018
Common stock subject to repurchase	27,073	246,079
Outstanding options	4,040,925	2,998,996
Total shares of common stock equivalents	4,067,998	3,245,075

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

The following tables present information as of March 31, 2019 and December 31, 2018 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	March 31, 2019
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$38,413	$—	$—	$38,413
Marketable securities	—	66,831	—	66,831
	$38,413	$66,831	$—	$105,244

	December 31, 2018
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$38,698	$—	$—	$38,698
Marketable securities	—	75,401	—	75,401
	$38,698	$75,401	$—	$114,099

As of March 31, 2019, marketable securities had a maximum remaining maturity of ten months.

As of March 31, 2019 and December 31, 2018, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$39,355	$8	$—	$39,363
Corporate debt obligations	27,465	3	—	27,468
	$66,820	$11	$—	$66,831

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$49,124	$—	$(27)	$49,097
Corporate debt obligations	26,311	—	(7)	26,304
	$75,435	$—	$(34)	$75,401

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

Upon execution of the agreement, the Company made a one‑time cash payment to Scripps of $10,000 in 2015 and is also obligated to pay a minimum annual fee to Scripps of $25,000. The one‑time cash payment was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. A minimum annual fee payment is due on each anniversary of the effective date of the agreement for the term of the agreement. The Company is also required to make performance‑based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.6 million. The Company is also required to pay royalties on net sales of licensed products (including CPI-006) sold by it, its affiliates and its sublicensees at a rate in the low‑single digits. In addition, should the Company sublicense the rights licensed under the agreement, it has agreed to pay a percentage of sublicense revenue received at specified rates that start at double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement and the time of entry into such sublicense. To date, no milestone payments have been made.

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant (formerly CPI-444). Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. The aggregate potential milestone payments are approximately $220 million for all indications.

The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product‑by‑product and country‑by‑country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid‑single digits up to the low‑double digits on a country‑by‑country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country‑by‑country basis and range from the low‑single digits up to the mid‑single digits on a country‑by‑country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Genentech Collaboration Agreements

In October 2015, the Company entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of ciforadenant combined with Genentech’s investigational cancer immunotherapy, Tecentriq (atezolizumab), a fully humanized monoclonal antibody targeting protein programmed cell death ligand 1(“PD-L1”), in a variety of solid tumors in a Phase 1/1b clinical trial. Pursuant to this agreement, the Company will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of representatives of the Company and representatives of Genentech. Genentech will supply Tecentriq. As part of the agreement, the Company granted Genentech certain rights of first negotiation to participate in future clinical trials that the Company may conduct evaluating the administration of ciforadenant in combination with an anti-PD-1 or anti-PD-L1 antibody. If the Company and Genentech do not reach agreement on the terms of any such participation by Genentech within a specified time period, the Company retains the right to collaborate with third parties in such activities. The Company also granted Genentech certain rights of first negotiation should it decide to license development and commercialization rights to ciforadenant. Should the Company and Genentech not reach agreement on the terms of such a license within a specified time period, it retains the right to enter into a license with another third party.

The Company and Genentech each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations, if directed by a regulatory authority or if development of ciforadenant or Tecentriq is discontinued. Further, the agreement will expire after a set period of time following the provision by the Company of the final clinical study report to Genentech.

In May, 2017, the Company signed a second clinical trial collaboration agreement with Genentech. Under the second agreement, ciforadenant administered in combination with Tecentriq will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with non-small cell lung cancer who are resistant and/or refractory to prior therapy with an anti-PD-(L)1 antibody. It is anticipated that the study will enroll up to 65 patients in the treatment arm. Genentech will be responsible for the conduct of the study and the parties will share the cost of the Phase 1b/2 trial, which began enrolling patients in the fourth quarter of 2017. The Company is responsible for supplying ciforadenant and retains global development and commercialization rights to ciforadenant. The Company and Genentech each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations, if directed by a regulatory authority or if development of ciforadenant or Tecentriq is discontinued.

6. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2019	2018
Prepaid and Other Current Assets
Interest receivable	$399	$337
Prepaid research and development manufacturing expenses	250	75
Prepaid facility expenses	138	149
Prepaid insurance	77	166
Other	333	265
	$1,197	$992
Property and Equipment
Laboratory equipment	$2,387	$2,371
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,613	4,597
Less: accumulated depreciation and amortization	(2,603)	(2,417)
	$2,010	$2,180
Accrued and Other Liabilities
Accrued clinical trial related	$2,691	$2,718
Accrued manufacturing expense	1,098	1,077
Personnel related	1,224	649
Deferred rent	—	160
Accrued legal and accounting	221	77
Other accrued expenses	345	348
	$5,579	$5,029
Other Liabilities
Deferred rent	$—	$869
	$—	$869

7. Common Stock

As of March 31, 2019, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of March 31, 2019, no dividends on common stock had been declared.

In September 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. During the three months ended March 31, 2019, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2019	2018
Shares available for future option grants	3,391,001	2,486,637
Outstanding options	4,040,925	3,778,259
Unvested restricted common stock (founders and early exercise of stock options)	27,073	43,076
Shares reserved for employee stock purchase plan	400,000	400,000
Total	7,858,999	6,707,972

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2018	2,486,637	3,778,259	$10.32
Additional shares authorized	1,170,000	—	—
Options granted	(277,000)	277,000	3.98
Options exercised	—	(2,970)	0.28
Options forfeited	11,364	(11,364)	12.76
Balance at March 31, 2019	3,391,001	4,040,925	$9.89

9. Stock‑Based Compensation

The Company’s results of operations include expenses relating to employee and non‑employee stock‑based awards as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$798	$761
General and administrative	1,155	1,040
Total	$1,953	$1,801

10. Income Taxes

During the three months ended March 31, 2019, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the "Tax Act") was enacted into law and the new legislation contains several key tax provisions that affected the Company, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company was required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. As of December 31, 2017, the Company re-measured all deferred taxes at 21% and recorded a decrease related to the net deferred tax asset balance with a corresponding net adjustment to the Company's valuation allowance. As of December 31, 2018, the Company had completed its accounting under the Tax Act and no additional adjustments to its financial statements were recorded.

11. Facility Lease

In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one year term. Between January 2015 and October 2018, the Company entered into a series of lease amendments to increase the amount of leased space to 27,280 square feet and extend the expiration of the lease to February 2023. The lease agreement includes annual rent escalations. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. In calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate. The Company’s facility lease is a net lease, as the non-lease components (i.e. common are maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

As of March 31, 2019 and December 31, 2018, the right-of-use asset under operating lease was $2.8 million and $0, respectively. The elements of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Operating lease cost
Base rent expense	$249	$177
Common area maintenance	81	75
Total operating lease cost	$330	$252
Other Information
Operating cash flows used for operating lease	$359	$356
Operating lease liabilities arising from obtaining right-of-use asset	3,769	—
Remaining lease term	3.8 years	2.8 years
Discount rate	10.0%	—

As of March 31, 2019, minimum rental commitments under this lease are as follows (in thousands):

Year Ended December 31 (in thousands)
2019*	$845
2020	1,159
2021	1,260
2022	1,299
Total lease payments	$4,563
Less: imputed interest	(794)
Total	$3,769

* Remainder of the year

As of December 31, 2018, minimum rental commitments under this lease are as follows (in thousands):

Year Ended December 31 (in thousands)
2019	$1,110
2020	1,142
2021	1,251
2022	1,296
2023	109
Total	$4,908

12. Commitments and Contingencies

In August 2015 the Company entered into an agreement for a line of credit of $0.1 million for the purpose of issuing its landlord a letter of credit of $0.1 million as a security deposit under its facility lease. The Company pledged money market funds and marketable securities as collateral for the line of credit. For further discussion of the Company’s facility lease agreement, see Note 11.

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

13. Related Party Transactions

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

The following aggregate number of shares of common stock were sold to our owners of more than 5% of our common stock, directors, or executive officers during the March 2018 underwritten public offering:

	March 2018 Public Offering
	Number of	Aggregate
	Shares of	Purchase
	Common Stock	Price
Owners of More Than 5% of Our Common Stock
FMR LLC	1,176,470	$9,999,995
Orbimed Advisors LLC (1)	588,235	4,999,998
Novo Holdings A/S (2)	1,176,470	9,999,995
Adams Street Partners (3)	588,235	4,999,998
Board of Directors
Richard A. Miller, M.D.	100,000	850,000

(1)	Peter Thompson, M.D., a member of our Board of Directors since November 2014, is a Private Equity Partner for OrbiMed Advisors, LLC.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2019.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of precisely targeted oncology therapies. Since we began operations in November 2014, we have built a pipeline of five oncology programs, three of which are currently in clinical trials. Our lead product candidate, ciforadenant (formerly CPI‑444), is an oral, small molecule antagonist of the A2A receptor for adenosine that we in-licensed from Vernalis (R&D) Limited (“Vernalis”) in February 2015. In January 2016, we began enrolling patients in a large expansion cohort trial for ciforadenant. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of ciforadenant in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab), a fully humanized monoclonal antibody targeting PD‑L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of ciforadenant as both a single agent therapy and in combination with Tecentriq for use in the cohort expansion stage of the trial. The expansion cohort portion of the trial enrolled patients with non‑small cell lung cancer (“NSCLC”), renal cell cancer (“RCC”), melanoma (“MEL”), triple negative breast cancer (“TNBC”) and other cancers including colorectal cancer, prostate cancer, head and neck cancer and bladder cancer at leading medical centers in the U.S., Australia and Canada. We have enrolled over 250 patients in this clinical trial to date. In 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol‑defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol‑defined criteria for expansion to 48 patients. In December 2017, Genentech began enrolling patients in a Phase 1b/2 trial that is evaluating ciforadenant in combination with Tecentriq in patients with NSCLC under an umbrella protocol known as Morpheus. In 2018, we amended our Phase 1/1b protocol to enroll up to 50 patients with RCC who have failed therapies with both anti-PD-(L)1 antibodies and tyrosine kinase inhibitors (“TKIs”) in a Phase 1b/2 clinical trial.

To date, the key findings from these clinical trials include:

•	CPI-444 is well-tolerated at doses that achieve substantial receptor blockade;
•	Evidence of anti-tumor activity as monotherapy and in combination with atezolizumab;
•	Of cancers studied, RCC and NSCLC appeared most responsive to therapy; and
•	Expression of adenosine induced genes may provide useful biomarkers for selection of patients in future clinical trials.

We are planning to potentially initiate a molecularly defined late stage study of ciforadenant in patients with renal cell cancer around the end of 2019.

Our second product candidate in a clinical trial, CPI-006, is an anti‑CD73 monoclonal antibody that inhibits the production of adenosine that we in‑licensed from The Scripps Research Institute (“Scripps”) in December 2014. CPI-006 was developed into a humanized anti‑CD73 monoclonal antibody from a mouse hybridoma clone expressing an anti‑human CD73 antibody. We have further modified CPI‑006 to improve binding to CD73 and maximize its inhibition of catalytic activity. CD73 is an ectonucleotidase often found on lymphocytes, tumors and other tissues and is believed to play an important role in tumor immune suppression by catalyzing the production of extracellular adenosine. In preclinical in vitro studies, our humanized monoclonal anti‑CD73 antibody has been shown to inhibit the catalytic activity of CD73, resulting in the blocking of extracellular adenosine production by tumor cells, which we believe could stimulate or enhance immune response to tumors. In February 2018, we initiated a Phase 1/1b clinical trial with CPI-006 administered alone and in combination with ciforadenant and in combination with pembrolizumab. To date, the key findings from this clinical trial include the observation that CPI-006 has been well-tolerated and results in change in lymphocyte migration and activation in peripheral blood.  The initial clinical data from both the monotherapy and combination arms of our Phase 1/1b clinical trial will be presented in an oral presentation at the American Society of Clinical Oncology (ASCO) annual meeting in June.

Our third product candidate in a clinical trial, CPI-818, is a selective, covalent inhibitor of ITK. ITK, an enzyme that functions in T‑cell signaling and differentiation, is expressed predominantly in T‑cells, which are lymphocytes that play a vital role in immune responses. One of the key survival mechanisms of tumors is believed to be the reprogramming of T‑cells to create an inflammatory environment that inhibits anti‑tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of T‑cell anti‑tumor immunity, and also may be useful in the treatment of T‑cell lymphomas. CPI-818 was designed to bind selectively to T-cells. It is orally bioavailable and has been shown to achieve cellular occupancy of the target in vivo in various animal models. To date, the key findings from our pre-clinical studies have demonstrated that CPI-818 is well-tolerated in vivo and results in inhibition of T-cell activation. We currently anticipate that initial data from this trial will be presented in late 2019.

To date, the majority of our efforts have been focused on the research, development and advancement of ciforadenant, CPI-006 and CPI-818, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. During the three months ended March 31, 2019, we incurred a net loss of $11.6 million and used $9.0 million of cash in operations. As of March 31, 2019, we had an accumulated deficit of $182.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize ciforadenant, CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through March 31, 2019, we have funded our operations primarily through the sale and issuance of stock. On March 22, 2016, our registration statement on Form S‑1 (File No. 333‑208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over‑allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock. In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses.

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

As of March 31, 2019, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $105.8 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Critical Accounting Policies

Our critical accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2019.

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

We plan to increase our research and development expenses substantially as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	enrollment and completion of our Phase 1/1b clinical trial and amended Phase 1b/2 clinical trial of ciforadenant;

•	enrollment of our ongoing Phase 1/1b clinical trial of CPI-006;

•	enrollment of our ongoing Phase 1/1b clinical trial of CPI-818;

•	process development and manufacturing of drug supply of ciforadenant, CPI-006 and CPI-818; and

•	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change
Operating expenses:
Research and development	$9,419	$12,103	$(2,684)
General and administrative	2,886	2,541	345
Total operating expenses	12,305	14,644	(2,339)
Loss from operations	(12,305)	(14,644)	2,339
Interest income and other expense, net	662	343	319
Net loss	$(11,643)	$(14,301)	$2,658

Research and Development Expense

Research and development expenses for the three months ended March 31, 2019 and 2018 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended
	March 31,
	2019	2018	Change
Ciforadenant (formerly CPI-444)	$1,362	$4,692	$(3,330)
CPI‑006	1,069	2,373	(1,304)
CPI-818	1,990	375	1,615
Other programs	316	236	80
Unallocated employee and overhead costs	4,682	4,427	255
	$9,419	$12,103	$(2,684)

For the three months ended March 31, 2019, the decrease in ciforadenant costs of $3.3 million as compared to the three months ended March 31, 2018, primarily consisted of a decrease of $2.1 million in drug manufacturing costs and a decrease of $1.1 million in clinical trial expenses associated with lower enrollment in accordance with our protocol amendment focusing on RCC patients.

For the three months ended March 31, 2019, the decrease in CPI-006 costs of $1.3 million as compared to the three months ended March 31, 2018, primarily consisted of a $1.5 million decrease in drug manufacturing, which was partially offset by an increase of $0.2 million in clinical trial expenses.

For the three months ended March 31, 2019, the increase in CPI-818 costs of $1.6 million as compared to the three months ended March 31, 2018, primarily consisted of a $0.9 million increase in drug manufacturing costs, a $0.4 million increase in clinical trial expenses and a $0.2 million increase other outside services.

For the three months ended March 31, 2019, the increase in unallocated costs of $0.3 million as compared to the three months ended March 31, 2018, primarily consisted of an increase in personnel and related costs.

General and Administrative Expense

For the three months ended March 31, 2019, the increase in general and administrative expenses of $0.3 million as compared to the three months ended March 31, 2018, primarily consisted of an increase of $0.2 million in personnel and related costs and an increase of $0.1 million in professional service costs.

Interest Income and Other Expense, net

For the three months ended March 31, 2019, the increase in interest income and other expense, net of $0.3 million as compared to the three months ended March 31, 2018, primarily consisted of additional interest income earned due to a higher rate of return on investments.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $105.8 million, and an accumulated deficit of $182.1 million, compared to cash and cash equivalents and marketable securities of $114.6 million and an accumulated deficit of $170.5 million as of December 31, 2018. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

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

In September 2017, we entered into the Sales Agreement pursuant to which we may sell shares of our common stock from time to time with aggregate gross proceeds of up to $125,000,000, through an at-the-market equity offering program under the Sales Agreement. During the three months ended March 31, 2019, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three months ended March 31, 2019. The amounts and timing of our actual expenditures depend on numerous factors, including:

•	the progress, timing, costs and results of clinical trials for ciforadenant, CPI-006 and CPI-818;

•	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

•	the cost and timing of regulatory approvals;

•	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

•	other factors described in the section of this report entitled “Risk Factors.”

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	March 31,
	2019	2018
Net cash provided by (used in)
Operating activities	$(8,990)	$(11,045)
Investing activities	8,769	3,620
Financing activities	1	64,884
Net increase (decrease) in cash and cash equivalents	$(220)	$57,459

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2019 was $9.0 million, which primarily consisted of a net loss of $11.6 million, adjusted by non-cash charges of $2.0 million, primarily consisting of $1.9 million of stock compensation expense, a decrease in current assets of $0.2 million, and an increase of $0.8 million in accounts payable and accrued and other current liabilities.

Cash used in operating activities during the three months ended March 31, 2018 was $11.0 million, which primarily consisted of a net loss of $14.3 million, adjusted by non-cash charges of $2.0 million, primarily consisting of $1.8 million of stock compensation expense, and an increase of $1.6 million in accrued and other liabilities, primarily associated with the timing of research and development activities.

Cash Flows from Investing Activities

During the three months ended March 31, 2019, cash provided in investing activities was $8.8 million, which consisted of proceeds from maturities of marketable securities of $38.7 million, partially offset by purchases of marketable securities of $29.9 million.

During the three months ended March 31, 2018, cash provided by investing activities was $3.6 million, which consisted of proceeds from maturities of marketable securities of $19.4 million, partially offset by purchases of marketable securities of $15.8 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities was negligble.

During the three months ended March 31, 2018, cash provided by financing activities was $64.9 million, which consisted of the proceeds from our follow-on public offering.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2019, as compared to those disclosed in our Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $105.8 million as of March 31, 2019 and cash, cash equivalents and marketable securities of $114.6 million as of December 31, 2018, which consisted of bank deposits, money market investments, U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, ciforadenant (formerly CPI-444), CPI-006 and CPI-818, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $46.9 million, $55.7 million and $36.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $11.6 million and $14.3 million for the three months ended March 31, 2019 and 2018, respectively. We had an accumulated deficit of $182.1 million as of March 31, 2019. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize ciforadenant, CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2014, the majority of our efforts have been focused on the research and development of ciforadenant, CPI-006 and CPI-818. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of ciforadenant, CPI-006, and CPI-818, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of ciforadenant, CPI-006, CPI-818 or any other product candidates.

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

As of March 31, 2019, we had capital resources consisting of cash, cash equivalents and marketable securities of $105.8 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement we entered into with Cowen and Company, LLC in September 2017 in connection with our at-the-market offering (the “Sales Agreement”), debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

•

the type, number, scope, progress, expansions, results of and timing of our ongoing and planned clinical trials of ciforadenant, CPI-006 and CPI-818 and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future;

•

the need for, and the progress, costs and results of, any additional clinical trials of ciforadenant, CPI-006, CPI-818 or any of our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

•

the costs and timing of obtaining or maintaining manufacturing for ciforadenant, CPI-006, CPI-818 and our other product candidates, including commercial manufacturing if any product candidate is approved;

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

Several of these factors are outside of our control and if we are unable to obtain funding on a timely basis, we will be unable to complete the clinical trials for ciforadenant, CPI-006, CPI-818 and our other product candidates, and we may be required to significantly curtail some or all of our activities.

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

We are very early in our development efforts, with three product candidates, ciforadenant, CPI-006 and CPI-818, currently in early stage clinical development. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

In addition, disruptions at the FDA and other regulatory agencies that are unrelated to our company or our products could also cause delays to the regulatory approval process for our products. For example, over the last several years, including from December 2018 into January 2019, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions

We could find that the product candidates we or our collaborators pursue are not safe or efficacious. Furthermore, if one or more of our product candidates, particularly in relation to the adenosine pathway, generally prove to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline could be delayed, potentially permanently. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) to the FDA or comparable marketing applications to foreign regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market ciforadenant, CPI-006 or CPI-818, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure our stockholders that ciforadenant, CPI-006 or CPI-818 will be successfully developed or commercialized. If we or any of our potential future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize ciforadenant, CPI-006 or CPI-818, we may not be able to generate sufficient revenue to continue our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our potential future collaborators advance into clinical trials, including ciforadenant, CPI-006 and CPI-818, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

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

Furthermore, our ongoing and planned clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Prior to licensing our lead product candidate, ciforadenant, it exhibited encouraging safety data in clinical studies performed by third parties. However, previous studies with ciforadenant had only been conducted in healthy volunteers and patients with attention deficit and hyperactivity disorder (“ADHD”). Since the initiation of our Phase 1/1b clinical trial in January 2016, ciforadenant has been administered to more than 250 cancer patients and, while it has been well tolerated to date, there have been possibly drug-related or drug-related serious adverse events observed during the trial, and limited information is available concerning long-term safety and efficacy. It remains possible that patients enrolled in our Phase 1/1b clinical trial or our amended Phase 1b/2 clinical trial for ciforadenant could respond in unexpected ways. Our Phase 1/1b clinical trial is conducted in patients with advanced cancers who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. Furthermore, a portion of our Phase 1/1b clinical trial and Genentech’s Phase 1b/2 clinical trial under our collaboration agreement, includes the administration of ciforadenant in combination with Genentech’s cancer immunotherapy, Tecentriq, and we have recently been enrolling patients with various cancers to investigate higher doses of our drug as part of a protocol amendment, both of which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of historical clinical studies of ciforadenant conducted by third parties or the results of our clinical studies to-date will be indicative of the ongoing results of our Phase 1/1b clinical trial or amended Phase 1b/2 clinical trial, Genentech’s Phase 1b/2 clinical trial or any future clinical trial of ciforadenant.

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006. The protocol is designed to enroll successive cohorts of patients with advanced cancers who will receive increasing doses of CPI-006 both alone, or in combination with ciforadenant or an anti-PD-1. To date, a limited number of patients have been enrolled and, although no serious adverse events have been observed, the follow-up period has necessarily been short. However, CD73 is involved in several physiological systems and the administration of anti-CD73 antibodies such as CPI-006 could result in unforeseen safety issues. Similar to our Phase 1/1b clinical trial of ciforadenant, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-006 could respond in unexpected ways and that the administration of CPI-006 in combination with ciforadenant and pembrolizumab could exacerbate immune system related adverse events. As a result, there can be no assurance that we will be able to establish the safety and efficacy of CPI-006 or that we will be able to successfully complete our Phase 1/1b clinical trial.

In April 2019, we intitiated patient enrollment in a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas.

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

Before we can initiate clinical trials in the United States for any of our product and development candidates, we must submit the results of preclinical testing to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an investigational new drug (“IND”) application. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations (“CROs”) and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays in the completion of our planned clinical trials for product candidates could significantly affect our product development costs.

While we initiated our Phase 1/1b trial for ciforadenant in January 2016, our Phase 1/1b trial for CPI-006 in March 2018, and our Phase 1/1b trial for CPI-818 in March 2019, we do not know whether any of our other planned trials will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA failing to grant permission to proceed or placing the clinical trial on hold;

•	subjects failing to enroll or remain in our trial at the rate we expect;

•	subjects choosing an alternative treatment for the indication for which we are developing ciforadenant, CPI-006, CPI-818 or other product candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•

a facility manufacturing ciforadenant, CPI-006, CPI-818, any of our other product candidates or any of their components being ordered by the FDA or other regulatory authorities to temporarily or permanently shut down due to violations of good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

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

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of ciforadenant, CPI-006, CPI-818 or other product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In our ongoing trial of ciforadenant, we have enrolled over 250 patients with many different types of cancer and the disease-specific cohort for renal cell cancer is continuing to enroll. We have also been adding patients with various cancers to investigate higher doses of our drug as part of a protocol amendment. Lung cancer patients are also being enrolled in a Phase 1b/2 trial being conducted by Genentech under our collaboration agreement. We are also enrolling patients with many different types of cancer in our Phase 1/1b trial of CPI-006 and patients with many different types of T-cell lymphomas in our Phase 1/1b trial of CPI-818. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs with different dosing regimens and in combination with other immunotherapies, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. For example, possibly drug-related or drug-related serious adverse events have been observed during our Phase 1/1b clinical trial in patients receiving combination therapy with ciforadenant and Tecentriq include hemolytic anemia, encephalitis, hepatitis, pneumonitis, mucositis and dermatitis. Other toxicities observed during our Phase 1/1b clinical trial were mild and are commonly seen in patients with advanced cancers, such as nausea, vomiting, fatigue, rash, diarrhea, fever, abdominal pain, cough, constipation and decreased appetite. Other immune-oncology drugs also have been found occasionally to induce immune related toxicities such as colitis, hepatitis, pneumonitis, meningitis and various endocrine diseases. Such side effects could also be exacerbated when ciforadenant is administered in combination with Tecentriq which is provided for in a portion of our Phase 1/1b clinical trial as well as in Genentech’s Phase 1b/2 clinical trial under our collaboration agreement, or when ciforadenant is administered in higher doses, which we have begun exploring as part of a protocol amendment. We have observed one episode each of elevation of liver enzymes, anemia, and abdominal pain. These side effects may have been related to tumor progression.

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006. We expect that successive cohorts of enrolled patients will receive increasing doses of CPI-006 alone, or in combination with ciforadenant or an anti-PD-1. To date, a limited number of patients have been enrolled and, although no serious adverse events have been observed, the follow-up period has necessarily been short.

In April 2019, we intitiated patient enrollment in a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas.

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

The success of our business depends primarily upon our ability to develop and commercialize ciforadenant, CPI-006 and CPI-818. Although ciforadenant, CPI-006 and CPI-818 are currently in clinical development, our research programs may fail to identify other potential product candidates, or advance them into and through clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying other potential product candidates or our other potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. It may also take greater human and financial resources to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through our research programs than we will possess, thereby limiting our ability to diversify and expand our product candidate portfolio.

We are conducting clinical trials for ciforadenant, CPI-006 and CPI-818, and may in the future, conduct clinical trials of other product candidates, at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We are currently conducting our clinical trial for ciforadenant at leading medical centers in the U.S., Australia and Canada. In the future, we may add additional clinical sites outside of the United States in our clinical trials for ciforadenant, CPI-006 and CPI-818. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials for ciforadenant, CPI-006 and CPI-818, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of ciforadenant, CPI-006, CPI-818 or any other product candidates.

Risks Related to Our Reliance on Third Parties

We rely, and expect to continue to rely, on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected, or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our Phase 1/1b clinical trial and our amended Phase 1b/2 clinical trial for ciforadenant, our Phase 1/1b clinical trial for CPI-006, and our Phase 1/1b trial for CPI-818, and expect to continue to be dependent on third parties to conduct any future clinical studies of ciforadenant, CPI-006, CPI-818 and preclinical and clinical trials for our other product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or BLA we submit by the FDA. Any such delay or rejection could prevent us from commercializing ciforadenant, CPI-006, CPI-818 or our other product candidates.

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

We do not currently have nor do we plan to acquire the infrastructure or internal capability to manufacture our clinical drug supplies for use in the conduct of our trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on several different manufacturers who supply different parts of the ciforadenant and CPI-818 molecules and rely on one manufacturer for CPI-006 drug substance.

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

In addition, the supply chain for the manufacturing of our product candidates is complicated and can involve several parties. If we were to experience any supply chain issues, our product supply could be seriously disrupted. We expect that the logistical challenges associated with our supply chain will grow more complex as we expand enrollment in our clinical trials for CPI-006 and CPI-818 and as we commence any clinical trials for additional product candidates.

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

Following potential approval of any our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of ciforadenant, CPI-006, CPI-818 or any other product candidate, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for ciforadenant, CPI-006, CPI-818 or any other product candidate that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, if ciforadenant, CPI-006, CPI-818 or any of our other product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including from December 2018 into January 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we receive regulatory approval we still may not be able to successfully commercialize ciforadenant, CPI-006, CPI-818 or any other product candidate, and the revenue that we generate from sales, if any, could be limited.

Even if ciforadenant, CPI-006, CPI-818 or any of our other product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of ciforadenant, CPI-006, CPI-818 or any of our other product candidates may require significant resources and may never be successful.

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

Though ciforadenant is a small molecule and will not be regulated as a biological product, CPI-006, which we have begun evaluating in a Phase 1/1b clinical trial, is a biological product. We believe that any of our future product candidates approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

While we have not obtained nor have we sought to obtain orphan designation for any product candidate, we believe many of the potential indications of our product candidates, if approved, could qualify for orphan drug designation. For instance, if ciforadenant, CPI-006 or CPI-818 is approved for the treatment of certain solid tumors with small patient populations, such as melanoma, renal or triple-negative breast cancer, it is possible that it could qualify for orphan drug designation with respect to such indications. As a result, we may seek to obtain orphan drug designation for our product candidates for any qualifying indications they may be approved for in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates, including ciforadenant, CPI-006 and CPI-818. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may not be successful in establishing and maintaining development or other strategic collaborations, which could adversely affect our ability to develop and commercialize product candidates.

In connection with our Phase 1/1b clinical trial for ciforadenant, we entered into a clinical trial collaboration agreement with Genentech in October 2015. Pursuant to the agreement, Genentech provides access to, and supplies of, its cancer immunotherapy, Tecentriq, to be used in combination with ciforadenant during the clinical trial. The collaboration operates under a joint development committee with equal representation from both companies. In May 2017, we signed a second clinical trial collaboration agreement with Genentech. Under this second agreement, ciforadenant administered in combination with Tecentriq is being evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with non-small cell lung cancer who are resistant and/or refractory to prior therapy with an anti-PD-(L)1 antibody. However, we and Genentech each have the right to terminate the respective collaboration agreements due to material breach by either party, for safety considerations, if directed by a regulatory authority or if development of ciforadenant or Tecentriq is discontinued. If we fail to maintain these strategic collaborations with Genentech (1) the development of ciforadenant in combination with Tecentriq may be terminated or delayed; (2) our cash expenditures related to development of ciforadenant could increase significantly, and we may need to seek additional financing; (3) we may be required to hire additional employees or otherwise develop expertise for which we have not budgeted; (4) we will bear all of the risk related to the development of ciforadenant as a combination therapy; and (5) we will need to seek collaborations with other companies that have anti-PD-1 or anti-PD-L1 antibodies, which will significantly delay our development program and could have a material adverse effect on our business, financial condition and results of operations.

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

We have no internal sales, marketing or distribution capabilities. If ciforadenant, CPI-006, CPI-818 or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that ciforadenant, CPI-006, CPI-818 or any of our other product candidates will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract and build an effective marketing department or sales force;

•

the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by ciforadenant, CPI-006, CPI-818 or any other product candidates that we may develop, in-license or acquire; and

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

We will need to grow our organization substantially to continue development and pursue the potential commercialization of ciforadenant, CPI-006, CPI-818 and our other product candidates. As we seek to advance ciforadenant, CPI-006, CPI-818 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of ciforadenant, CPI-006, CPI-818 or our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of ciforadenant, CPI-006, CPI-818, and the planned clinical testing of our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if ciforadenant, CPI-006, CPI-818 or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for ciforadenant, CPI-006, CPI-818 or our other product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize ciforadenant, CPI-006, CPI-818 or our other product candidates; and

•	a decline in our stock price.

We have product liability insurance coverage in an amount and on terms and conditions that are customary for similarly situated companies and that are satisfactory to our board of directors. Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of ciforadenant, CPI-006, CPI-818 or our other product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently rely on several different manufacturers who supply different parts of the ciforadenant molecule and CPI-818 molecule, on one manufacturer for CPI-006 drug substance and other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of ciforadenant, CPI-006, CPI-818 or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

We currently are heavily reliant upon licenses of certain patent rights and proprietary technology from third parties that is important or necessary to the development of our technology and products, including technology related to our product candidates. For example, we rely on our license agreement with Vernalis for rights with respect to the intellectual property covering ciforadenant and certain development candidates under our A2B receptor antagonist program. Further, we rely on our license agreement with The Scripps Research Institute for rights related to our lead development candidate for our anti-CD73 program, CPI-006. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to develop and commercialize our technology and products in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

While we have rights to an issued composition-of-matter patent in the United States and corresponding issued patents in certain foreign territories covering ciforadenant, we cannot be certain that the claims in any of our patent applications covering composition-of-matter of our other product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review (“IPR”) proceedings and post-grant review (“PGR”) proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of an issued patent in Australia that may be relevant to commercialization of ciforadenant in that country. That Australian patent is expected to expire in 2022. Our ability to commercialize ciforadenant in Australia prior to 2022 could be adversely affected if we do not obtain a license under such patent. We are also aware of a corresponding patent application that has been issued in the United States and which is expected to expire in 2023. However, to the extent that any claims of this patent may be interpreted to cover our potential uses of ciforadenant, we do not believe that such claims would be valid and enforceable if asserted. We have filed a PGR petition challenging the patentability of certain claims of the patent and the patentee subsequently disclaimed every challenged claim. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patent applications that, if issued as patents, may be infringed by commercialization of ciforadenant, CPI-006, CPI-818 or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing ciforadenant, CPI-006, CPI-818 or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or

•	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent ciforadenant, CPI-006, CPI-818 or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market ciforadenant, CPI-006, CPI-818 or our other product candidates.

Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing ciforadenant, CPI-006, CPI-818 or our other product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. We are party to various agreements that we depend on for rights to use various technologies that are material to our business, including intellectual property rights covering ciforadenant and methods relating to its use and manufacture. In each of these cases, our rights to use the licensed intellectual property are subject to the continuation of and our compliance with the terms of these agreements. Disputes may arise regarding our rights to intellectual property licensed to us from a third party, including but not limited to:

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

Depending upon the timing, duration and specifics of potential FDA marketing approval of ciforadenant, CPI-006 , CPI-818 or other product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

While we have issued patents directed at ciforadenant in the United States and certain foreign territories, and pending patent applications directed at ciforadenant, CPI-006, CPI-818 and other product candidates in the United States and other countries, filing, prosecuting and defending patents on ciforadenant, CPI-006, CPI-818 and our other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

•

regulatory approval of ciforadenant, CPI-006, CPI-818 and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

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

As of March 31, 2019, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 66% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. On September 20, 2017, we filed a prospectus supplement and entered into the Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of March 31, 2019, we have sold 52,569 shares of common stock for gross proceeds of approximately $894,000 pursuant to the Sales Agreement. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102).

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

10.1	Sales Agreement, dated September 20, 2017, by and among Corvus Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	9/20/2017	1.1

10.2(a)#	Offer Letter, dated as of January 7, 2019 by and between Corvus Pharmaceuticals, Inc. and Mehrdad Mobasher.	10-K	3/7/2019	10.11(a)

10.2(b)#	Change in Control and Severance Agreement, dated January 28, 2019, by and between Corvus Pharmaceuticals, Inc. and Mehrdad Mobasher.	10-K	3/7/2019	10.11(b)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#Indicates management contract or compensatory plan.

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

CORVUS PHARMACEUTICALS, INC.

Date: May 9, 2019	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)