Form 10-Q
period 2019-06-30
Corvus Pharmaceuticals, Inc.
filed 2019-08-01
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of August 1, 2019,  29,390,400 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE  30, 2019

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$30,183	$39,196
Marketable securities	66,657	75,401
Prepaid and other current assets	1,305	992
Total current assets	98,145	115,589
Property and equipment, net	1,824	2,180
Operating lease right-of-use asset	2,634	—
Other assets	513	463
Total assets	$103,116	$118,232

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,638	$1,998
Operating lease liability	820	—
Accrued and other liabilities	7,244	5,029
Total current liabilities	10,702	7,027
Operating lease liability	2,760	—
Other liabilities	—	869
Total liabilities	13,462	7,896
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at June 30, 2019 and December 31, 2018; 29,348,400 and 29,323,930 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	284,706	280,840
Accumulated other comprehensive income (loss)	39	(34)
Accumulated deficit	(195,094)	(170,473)
Total stockholders’ equity	89,654	110,336
Total liabilities and stockholders’ equity	$103,116	$118,232

The accompanying notes are an integral part of these condensed financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$10,640	$9,715	$20,059	$21,818
General and administrative	2,956	2,543	5,842	5,084
Total operating expenses	13,596	12,258	25,901	26,902
Loss from operations	(13,596)	(12,258)	(25,901)	(26,902)
Interest income and other expense, net	618	627	1,280	970
Net loss	$(12,978)	$(11,631)	$(24,621)	$(25,932)
Net loss per share, basic and diluted	$(0.44)	$(0.40)	$(0.84)	$(1.01)
Shares used to compute net loss per share, basic and diluted	29,309,150	28,979,514	29,301,505	25,785,543
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	28	19	73	21
Comprehensive loss	$(12,950)	$(11,612)	$(24,548)	$(25,911)

The accompanying notes are an integral part of these condensed financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	29,323,930	$3	$280,840	$(34)	$(170,473)	$110,336
Common stock issued on exercise of stock options	2,970	—	1	—	—	1
Vesting of restricted stock for early exercise of stock options	—	—	5	—	—	5
Stock-based compensation expense	—	—	1,953	—	—	1,953
Unrealized gain on marketable securities	—	—	—	45	—	45
Net loss	—	—	—	—	(11,643)	(11,643)
Balance at March 31, 2019	29,326,900	$3	$282,799	$11	$(182,116)	$100,697
Common stock issued on exercise of stock options	21,500	—	5	—	—	5
Vesting of restricted stock for early exercise of stock options	—	—	4	—	—	4
Stock-based compensation expense	—	—	1,898	—	—	1,898
Unrealized gain on marketable securities	—	—	—	28	—	28
Net loss	—	—	—	—	(12,978)	(12,978)
Balance at June 30, 2019	29,348,400	$3	$284,706	$39	$(195,094)	$89,654

	Six Months Ended June 30, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2017	21,041,250	$2	$208,408	$(41)	$(123,534)	$84,835
Common stock issued on exercise of stock options	24,584	—	7	—	—	7
Vesting of restricted stock for early exercise of stock options	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,801	—	—	1,801
Unrealized gain on marketable securities	—	—	—	2	—	2
Issuance of common stock upon follow-on public offering, net	8,117,647	1	64,876	—	—	64,877
Net loss	—	—	—	—	(14,301)	(14,301)
Balance at March 31, 2018	29,183,481	$3	$275,099	$(39)	$(137,835)	$137,228
Common stock issued on exercise of stock options	14,376	—	41	—	—	41
Vesting of restricted stock issued upon early exercise of stock options	—	—	6	—	—	6
Stock-based compensation expense	—	—	1,736	—	—	1,736
Unrealized gain on marketable securities	—	—	—	19	—	19
Net loss	—	—	—	—	(11,631)	(11,631)
Balance at June 30, 2018	29,197,857	$3	$276,882	$(20)	$(149,466)	$127,399

The accompanying notes are an integral part of these condensed financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(24,621)	$(25,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372	439
Accretion related to marketable securities	(384)	(232)
Stock-based compensation	3,851	3,536
Other	86	(229)
Changes in operating assets and liabilities:
Prepaid and other current assets	(313)	(9)
Other assets	(50)	(323)
Accounts payable	640	(1,199)
Accrued and other liabilities	2,215	2,015
Net cash used in operating activities	(18,204)	(21,934)
Cash flows from investing activities
Purchases of marketable securities	(64,502)	(99,455)
Maturities of marketable securities	73,703	39,479
Purchases of property and equipment	(16)	(60)
Net cash provided by (used in) investing activities	9,185	(60,036)
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $30,850 in aggregate gross proceeds from related parties for the six months ended June 30, 2018)	—	64,877
Proceeds from exercise of common stock options	6	55
Net cash provided by financing activities	6	64,932
Net decrease in cash and cash equivalents	(9,013)	(17,038)
Cash and cash equivalents at beginning of the period	39,196	45,106
Cash and cash equivalents at end of the period	$30,183	$28,068

The accompanying notes are an integral part of these condensed financial statements.

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

Initial Public Offering

On March 22, 2016, the Company’s registration statement on Form S-1 (File No. 333-208850) relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the Nasdaq Global Market on March 23, 2016. The public offering price of the shares sold in the IPO was $15.00 per share. The IPO closed on March 29, 2016, pursuant to which the Company sold 4,700,000 shares of its common stock. On April 26, 2016, the Company sold an additional 502,618 shares of its common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. The Company received aggregate net proceeds of approximately $70.6 million, net of underwriting discounts, commissions and offering expenses payable by the Company. Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock were converted into common stock.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying condensed financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of June  30, 2019, the Company had an accumulated deficit of $195.1 million and cash, cash equivalents and marketable securities of $96.8  million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019.

Use of Estimates

The preparation of the Company’s condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from such estimates.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its financial statements for the year ended December 31, 2018, included in its Annual Report on Form 10-K. Other than the adoption of ASU No. 2016-02, Leases (Topic 842) described below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2019.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss - basic and diluted	$(12,978)	$(11,631)	$(24,621)	$(25,932)
Denominator:
Weighted average common shares outstanding	29,329,229	29,194,462	29,328,075	26,048,630
Less: weighted average common shares subject to repurchase	(20,079)	(214,948)	(26,570)	(263,087)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	29,309,150	28,979,514	29,301,505	25,785,543
Net loss per share, basic and diluted	$(0.44)	$(0.40)	$(0.84)	$(1.01)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti‑dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common stock subject to repurchase	12,384	172,955	12,384	172,955
Outstanding options	4,157,154	3,019,438	4,157,154	3,019,438
Total shares of common stock equivalents	4,169,538	3,192,393	4,169,538	3,192,393

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

The following tables present information as of June 30, 2019 and December 31, 2018 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2019
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$29,679	$—	$—	$29,679
Marketable securities	—	66,657	—	66,657
	$29,679	$66,657	$—	$96,336

	December 31, 2018
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$38,698	$—	$—	$38,698
Marketable securities	—	75,401	—	75,401
	$38,698	$75,401	$—	$114,099

As of June  30, 2019, marketable securities had a maximum remaining maturity of eleven months.

As of June 30, 2019 and December 31, 2018, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$32,837	$18	$—	$32,855
Corporate debt obligations	33,781	26	(5)	33,802
	$66,618	$44	$(5)	$66,657

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$49,124	$—	$(27)	$49,097
Corporate debt obligations	26,311	—	(7)	26,304
	$75,435	$—	$(34)	$75,401

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

In May, 2017, the Company signed a second clinical trial collaboration agreement with Genentech. Under the second agreement, ciforadenant administered in combination with Tecentriq is being evaluated in a Phase 1b/2 randomized, controlled clinical study, known as Morpheus, as second-line therapy in patients with non-small cell lung cancer who are resistant and/or refractory to prior therapy with an anti-PD-(L)1 antibody.  The patients in the Morpheus trial are currently in the follow-up phase of the trial. Genentech is responsible for the conduct of the study and the parties share the cost of the Morpheus trial, which began enrolling patients in the fourth quarter of 2017. The Company is responsible for supplying ciforadenant and retains global development and commercialization rights to ciforadenant. The Company and Genentech each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations, if directed by a regulatory authority or if development of ciforadenant or Tecentriq is discontinued.

6. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2019	2018
Prepaid and Other Current Assets
Interest receivable	$253	$337
Prepaid research and development manufacturing expenses	—	75
Prepaid facility expenses	152	149
Prepaid insurance	398	166
Other	502	265
	$1,305	$992
Property and Equipment
Laboratory equipment	$2,388	$2,371
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,614	4,597
Less: accumulated depreciation and amortization	(2,790)	(2,417)
	$1,824	$2,180
Accrued and Other Liabilities
Accrued clinical trial related	$2,923	$2,718
Accrued manufacturing expense	2,518	1,077
Personnel related	1,345	649
Deferred rent	—	160
Accrued legal and accounting	175	77
Other accrued expenses	283	348
	$7,244	$5,029
Other Liabilities
Deferred rent	$—	$869
	$—	$869

7. Common Stock

As of June  30, 2019, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of June 30, 2019,  no dividends on common stock had been declared.

In September 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. During the six months ended June  30, 2019, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2019	2018
Shares available for future option grants	3,253,272	2,486,637
Outstanding options	4,157,154	3,778,259
Unvested restricted common stock (founders and early exercise of stock options)	12,384	43,076
Shares reserved for employee stock purchase plan	400,000	400,000
Total	7,822,810	6,707,972

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2018	2,486,637	3,778,259	$10.32
Additional shares authorized	1,170,000	—	—
Options granted	(417,000)	417,000	3.87
Options exercised	—	(24,470)	0.28
Options forfeited	13,635	(13,635)	11.86
Balance at June 30, 2019	3,253,272	4,157,154	$9.73

9. Stock‑Based Compensation

The Company’s results of operations include expenses relating to employee and non‑employee stock‑based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$800	$785	$1,598	$1,545
General and administrative	1,098	951	2,253	1,991
Total	$1,898	$1,736	$3,851	$3,536

10. Income Taxes

During the three and six months ended June 30, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items.

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

11. Facility Lease

In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one year term. Between January 2015 and October 2018, the Company entered into a series of lease amendments to increase the amount of leased space to 27,280 square feet and extend the expiration of the lease to February 2023. The lease agreement includes annual rent escalations. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. In calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate. The Company’s facility lease is a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

As of June 30, 2019 and December 31, 2018, the right-of-use asset under operating lease was $2.6 million and $0, respectively. The elements of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating lease cost
Rent expense	$233	$167	$481	$344
Common area maintenance	81	73	162	149
Total operating lease cost	$314	$240	$643	$493
Other Information
Operating cash flows used for operating lease	$370	$343	$729	$699
Operating lease liabilities arising from obtaining right-of-use asset	—	—	3,580	—
Remaining lease term	3.6 years	2.6 years	3.6 years	2.6 years
Discount rate	10.0%	—	10.0%	—

As of June  30, 2019, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2019*	$563
2020	1,159
2021	1,260
2022	1,299
Total lease payments	$4,281
Less: imputed interest	(701)
Total	$3,580

* Remainder of the year

As of December 31, 2018, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2019	$1,110
2020	1,142
2021	1,251
2022	1,296
2023	109
Total	$4,908

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2019.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of precisely targeted oncology therapies. Since we began operations in November 2014, we have built a pipeline of five oncology programs, three of which are currently in clinical trials. Our lead product candidate, ciforadenant (formerly CPI‑444), is an oral, small molecule antagonist of the A2A receptor for adenosine that we in-licensed from Vernalis (R&D) Limited (“Vernalis”) in February 2015. In January 2016, we began enrolling patients in a large expansion cohort trial for ciforadenant. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of ciforadenant in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab), a fully humanized monoclonal antibody targeting PD‑L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of ciforadenant as both a single agent therapy and in combination with Tecentriq for use in the cohort expansion stage of the trial. The expansion cohort portion of the trial enrolled patients with non‑small cell lung cancer (“NSCLC”), renal cell cancer (“RCC”), melanoma (“MEL”), triple negative breast cancer (“TNBC”) and other cancers, including colorectal cancer, prostate cancer, head and neck cancer and bladder cancer at leading medical centers in the U.S., Australia and Canada. We have enrolled over 250 patients in this clinical trial to date. In 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol‑defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol‑defined criteria for expansion to 48 patients. In December 2017, Genentech began enrolling patients in a Phase 1b/2 trial that is evaluating ciforadenant in combination with Tecentriq in patients with NSCLC under an umbrella protocol known as Morpheus. The patients in the Morpheus trial are currently in the follow-up phase of the trial.  In 2018, we amended our Phase 1/1b protocol to enroll up to 50 patients with RCC who have failed therapies with both anti-PD-(L)1 antibodies and tyrosine kinase inhibitors (“TKIs”) in a Phase 1b/2 clinical trial.

To date, the key findings from these clinical trials include:

•	CPI-444 is well-tolerated at doses that achieve substantial receptor blockade;
•	Evidence of anti-tumor activity as monotherapy and in combination with atezolizumab;
•	Of cancers studied, RCC, metastatic castration resistant prostate cancer (mCRPC) and NSCLC appeared most responsive to therapy; and
•	Expression of adenosine induced genes may provide useful biomarkers for selection of patients in future clinical trials.

We are to amending our Phase 1b/2 protocol to enroll patients with either RCC or mCRPC and will obtain gene expression biomarker data from the tumors to determine the potential use of these biomarkers in predicting response to therapy

Our second product candidate in clinical development, CPI-006, is an anti‑CD73 monoclonal antibody that inhibits the production of adenosine that we in‑licensed from The Scripps Research Institute (“Scripps”) in December 2014. CPI-006 was developed into a humanized anti‑CD73 monoclonal antibody from a mouse hybridoma clone expressing an anti‑human CD73 antibody. We have further modified CPI‑006 to improve binding to CD73 and maximize its inhibition of catalytic activity. CD73 is an ectonucleotidase often found on lymphocytes, tumors and other tissues and is believed to play an important role in tumor immune suppression by catalyzing the production of extracellular adenosine. In preclinical in vitro studies, our humanized monoclonal anti‑CD73 antibody has been shown to inhibit the catalytic activity of CD73, resulting in the blocking of extracellular adenosine production by tumor cells, which we believe could stimulate or enhance immune response to tumors. In February 2018, we initiated a Phase 1/1b clinical trial with CPI-006 administered alone and in combination with ciforadenant and in combination with pembrolizumab.  The initial clinical data in 20 patients from both the monotherapy and combination arms of our Phase 1/1b clinical trial were presented in an oral presentation at the American Society of Clinical Oncology (ASCO) annual meeting in June. To date, the key findings from this clinical trial include:

•

Rapid activation and migration of B lymphocytes with concomitant changes in peripheral blood CD4 to CD8 ratios. These changes are believed to be consistent with trafficking and activation of antigen presenting cells to peripheral lymph nodes. In vitro and in vivo studies revealed increased expression of the activation markers CD69, CD83 and CD25, as well as increases in CD86 and class II MHC (major histocompatibility complex) indicating activation of antigen presenting cells, such as B cells, macrophages and dendritic cells.

•

A patient with metastatic prostate cancer that had previously failed multiple anti-androgen therapies and chemotherapy received over 11 cycles (a cycle equals 21 days) of CPI-006 monotherapy at a dose of 6 mg/kg and showed reduction in tumor volume and a reduction in bone pain.

•

A trend toward longer disease control was seen in patients treated with doses of 6 mg/kg and higher, which were doses that achieved sustained target occupancy; combination with ciforadenant therapy appeared to enhance disease control.

•

For all dose cohorts of monotherapy, four patients had stable disease (two pancreatic, one prostate and one colorectal cancer). No patients receiving 1mg/kg of monotherapy achieved stable disease; all of these patients had disease progression at first evaluation. For the ciforadenant combination cohorts, the follow up period was short; two patients (one pancreatic and one prostate) had stable disease at the lowest dose of 1 mg/kg. Five patients (two monotherapy and three combination) continued on therapy with follow-up of 2-11 treatment cycles.

•

CPI-006 was well tolerated at all dose levels, with no dose-limiting toxicities. Grade 1 infusion reactions were detected (N=3 patients) and mitigated with premedication with acetaminophen and antihistamine. Grade 3 or 4 toxicities included a grade 3 anemia (N=1).

 Our third product candidate in clinical development, CPI-818, is a selective, covalent inhibitor of ITK (interleukin-2-inducible T-cell kinase). ITK, an enzyme that functions in T‑cell signaling and differentiation, is expressed predominantly in T‑cells, which are lymphocytes that play a vital role in immune responses. One of the key survival mechanisms of tumors is believed to be the reprogramming of T‑cells to create an inflammatory environment that inhibits anti‑tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme could facilitate induction of T‑cell anti‑tumor immunity, and also may be useful in the treatment of T‑cell lymphomas. CPI-818 was designed to bind selectively to T-cells. It is orally bioavailable and has been shown to achieve cellular occupancy of the target in vivo in various animal models. To date, the key findings from our pre-clinical studies have demonstrated that CPI-818 was well-tolerated in vivo and resulted in inhibition of T-cell activation. In March 2019, we initiated a Phase 1/1b clinical trial with CPI-818 in patients with several types of T-cell lymphomas, including peripheral T-cell lymphoma, cutaneous T-cell lymphoma and others. We currently anticipate that preclinical and early clinical data from this trial will be presented in late 2019 or early 2020.

To date, the majority of our efforts have been focused on the research, development and advancement of ciforadenant,  CPI-006 and CPI-818, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. During the six months ended June 30, 2019, we incurred a net loss of $24.6 million and used $18.2 million of cash in operations. As of June  30, 2019, we had an accumulated deficit of $195.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize ciforadenant,  CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through June 30, 2019, we have funded our operations primarily through the sale and issuance of stock. On March 22, 2016, our registration statement on Form S‑1 (File No. 333‑208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over‑allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock. In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses.

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

As of June 30, 2019, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $96.8 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K.  Other than the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) described in Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, here have been no material changes to our significant accounting policies during the six months ended June 30, 2019.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
Operating expenses:
Research and development	$10,640	$9,715	$925	$20,059	$21,818	$(1,759)
General and administrative	2,956	2,543	413	5,842	5,084	758
Total operating expenses	13,596	12,258	1,338	25,901	26,902	(1,001)
Loss from operations	(13,596)	(12,258)	(1,338)	(25,901)	(26,902)	1,001
Interest income and other expense, net	618	627	(9)	1,280	970	310
Net loss	$(12,978)	$(11,631)	$(1,347)	$(24,621)	$(25,932)	$1,311

Research and Development Expense

Research and development expenses for the three and six months ended June  30, 2019 and 2018 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
Ciforadenant (formerly CPI-444)	$1,855	$2,323	$(468)	$3,217	$7,016	$(3,799)
CPI‑006	2,435	1,280	1,155	3,504	3,652	(148)
CPI-818	1,321	1,767	(446)	3,311	2,142	1,169
Other programs	333	267	66	649	503	146
Unallocated employee and overhead costs	4,696	4,078	618	9,378	8,505	873
	$10,640	$9,715	$925	$20,059	$21,818	$(1,759)

For the three months ended June 30, 2019, the decrease in ciforadenant costs of $0.5 million as compared to the three months ended June 30, 2018, primarily consisted of a decrease of $0.2 million in clinical trial expenses associated with lower enrollment in accordance with our protocol amendment focusing on RCC patients, a decrease of $0.1 million in drug manufacturing costs and a decrease of $0.2 million in other outside services.

For the six months ended June 30, 2019, the decrease in ciforadenant costs of $3.8 million as compared to the six months ended June 30, 2018, primarily consisted of a decrease of $2.2 million in drug manufacturing costs, a decrease of $1.3 million in clinical trial expenses associated with lower enrollment in accordance with our protocol amendment focusing on RCC patients and a decrease of $0.3 million in other outside services.

For the three months ended June 30, 2019,  the increase in CPI-006 costs of $1.2 million as compared to the three months ended June 30, 2018, primarily consisted of a  $1.5 million increase in drug manufacturing costs, offset by a decrease of $0.2 million in clinical trial expenses associated with start-up costs in 2018 and a decrease of $0.1 million in other outside services.

For the six months ended June 30,  2019, the decrease in CPI-006 costs of $0.1 million as compared to the six months ended June 30, 2018, primarily consisted of a decrease in outside research costs.

For the three months ended June 30, 2019, the decrease in CPI-818 costs of $0.4 million as compared to the three months ended June 30, 2018, primarily consisted of a $0.7 million decrease in IND-enabling study costs and a $0.4 million decrease in drug manufacturing costs,  partially offset by a $0.6 million increase in clinical trial expenses.

For the six months ended June 30, 2019, the increase in CPI-818 costs of $1.2 million as compared to the six months ended June 30, 2018, primarily consisted of a $1.2 million increase in clinical trial expenses and a $0.5 million increase in drug manufacturing costs, partially offset by a $0.6 million decrease in IND-enabling study costs.

For the three months ended June 30, 2019, the increase in other program costs of $0.1 million as compared to the three months ended June 30, 2018, primarily consisted of an increase in outside services.

For the six months ended June 30, 2019, the increase in other program costs of $0.1 million as compared to the six months ended June 30, 2018, primarily consisted of an increase in outside services.

For the three months ended June 30, 2019, the increase in unallocated costs of $0.6 million as compared to the three months ended June 30, 2018, primarily consisted of an increase  in personnel and related costs.

For the six months ended June 30, 2019, the increase in unallocated costs of $0.9 million as compared to the six months ended June 30, 2018, primarily consisted of an increase in personnel and related costs.

General and Administrative Expense

For the three months ended June 30,  2019, the increase in general and administrative expenses of $0.4 million as compared to the three months ended June 30, 2018, primarily consisted of an increase of $0.2 million in personnel and related costs and an increase of $0.2 million in professional service costs.

For the six months ended June 30, 2019, the increase in general and administrative expenses of $0.8 million as compared to the six months ended June 30, 2018, primarily consisted of an increase of $0.5 million in personnel and related costs and an increase of $0.3 million in professional service costs.

Interest Income and Other Expense, net

For the three months ended June 30, 2019,  the decrease in interest income and other expense, net as compared to the three months ended June 30, 2018, was negligible.

For the six months ended June 30, 2019, the increase in interest income and other expense, net of $0.3 million as compared to the six months ended June 30, 2018, primarily consisted of additional interest income earned due to a higher rate of return on investments.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $96.8 million, and an accumulated deficit of $195.1 million, compared to cash and cash equivalents and marketable securities of $114.6 million and an accumulated deficit of $170.5 million as of December 31, 2018. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

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

In September 2017, we entered into the Sales Agreement pursuant to which we may sell shares of our common stock from time to time with aggregate gross proceeds of up to $125,000,000, through an at-the-market equity offering program under the Sales Agreement. During the six months ended June 30, 2019, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the six months ended June 30, 2019. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(18,204)	$(21,934)
Investing activities	9,185	(60,036)
Financing activities	6	64,932
Net increase (decrease) in cash and cash equivalents	$(9,013)	$(17,038)

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2019 was $18.2 million, which primarily consisted of a net loss of $24.6 million, adjusted by non-cash charges of $3.9 million, primarily consisting of $3.9 million of stock compensation expense, and an increase of $2.9 million in accounts payable and accrued and other current liabilities,  partially offset by an increase in current assets of $0.3 million.

Cash used in operating activities during the six months ended June 30, 2018 was $21.9 million, which primarily consisted of a net loss of $25.9 million, adjusted by non-cash charges of $3.7 million, primarily consisting of $3.5 million of stock compensation expense, and a net increase of $0.8 million in current liabilities, partially offset by an increase of $0.5 million in current and other long-term assets

Cash Flows from Investing Activities

During the six months ended June 30, 2019, cash provided in investing activities was $9.2 million, which consisted of proceeds from maturities of marketable securities of $73.7 million, partially offset by purchases of marketable securities of $64.5 million.

During the six months ended June 30, 2018, cash used in investing activities was $60.0 million, which consisted of purchases of marketable securities of $99.5 million, partially offset by proceeds from maturities of marketable securities of $39.5 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities was negligible.

During the six months ended June 30, 2018, cash provided by financing activities was $64.9 million, which consisted of the proceeds from our follow-on public offering in March 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of  $96.8 million as of June 30, 2019 and cash, cash equivalents and marketable securities of $114.6 million as of December 31, 2018, which consisted of bank deposits, money market investments, U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A — Risk Factors.

Our business involves significant risks, some of which are described below. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, ciforadenant (formerly CPI-444),  CPI-006 and CPI-818, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $46.9 million, $55.7 million and $36.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $24.6 million and $25.9 million for the six months ended June  30, 2019 and 2018, respectively. We had an accumulated deficit of $195.1 million as of June 30, 2019. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize ciforadenant, CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

In March and April 2016, we completed our initial public offering (“IPO”) of our common stock pursuant to which we received proceeds of approximately $70.6 million, net of underwriting discounts and commission, and offering expenses, which included shares issued pursuant to the underwriters’ exercise of their option in full to purchase additional shares of common stock.  In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses.

As of June 30, 2019, we had capital resources consisting of cash, cash equivalents and marketable securities of $96.8 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement we entered into with Cowen and Company, LLC in September 2017 in connection with our at-the-market offering (the “Sales Agreement”), debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006. The protocol is designed to enroll successive cohorts of patients with advanced cancers who will receive increasing doses of CPI-006 both alone, or in combination with ciforadenant or an anti-PD-1. To date, CPI-006 has been well tolerated in the clinical trial, although a limited number of patients have been enrolled and the follow-up period has necessarily been short, we have observed one patient with Grade 3 anemia. However, CD73 is involved in several physiological systems and the administration of anti-CD73 antibodies such as CPI-006 could result in unforeseen safety issues. Similar to our Phase 1/1b clinical trial of ciforadenant, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-006 could respond in unexpected ways and that the administration of CPI-006 in combination with ciforadenant and pembrolizumab could exacerbate immune system related adverse events. As a result, there can be no assurance that we will be able to establish the safety and efficacy of CPI-006 or that we will be able to successfully complete our Phase 1/1b clinical trial.

In March 2019, we initiated  a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas. Similar to our clinical trials of ciforadenant and CPI-006, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-818 could respond in unexpected ways.

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

In our ongoing trial of ciforadenant, we have enrolled over 250 patients with many different types of cancer and the disease-specific cohort for renal cell cancer is continuing to enroll. We have also been adding patients with various cancers to investigate higher doses of our drug as part of a protocol amendment. Lung cancer patients are also in the follow-up phase in a Phase 1b/2 trial being conducted by Genentech under our collaboration agreement. We are also enrolling patients with many different types of cancer in our Phase 1/1b trial of CPI-006 and patients with many different types of T-cell lymphomas in our Phase 1/1b trial of CPI-818. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs with different dosing regimens and in combination with other immunotherapies, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. For example, possibly drug-related or drug-related serious adverse events have been observed during our Phase 1/1b clinical trial and our amended Phase 1b/2 clinical trial in patients receiving combination therapy with ciforadenant and Tecentriq include hemolytic anemia, encephalitis, hepatitis, pneumonitis, mucositis, myocarditis and dermatitis. Other toxicities observed during our Phase 1/1b clinical trial and our amended Phase 1b/2 clinical trial were mild and are commonly seen in patients with advanced cancers, such as nausea, vomiting, fatigue, rash, diarrhea, fever, abdominal pain, cough, constipation and decreased appetite. Other immune-oncology drugs also have been found occasionally to induce immune related toxicities such as colitis, hepatitis, pneumonitis, meningitis, myocarditis and various endocrine diseases. Such side effects could also be exacerbated when ciforadenant is administered in combination with Tecentriq which is provided for in a portion of our Phase 1/1b clinical trial and amended Phase 1b/2 clinical trial as well as in Genentech’s Phase 1b/2 clinical trial under our collaboration agreement, or when ciforadenant is administered in higher doses, which we have begun exploring as part of a protocol amendment.

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006. We expect that successive cohorts of enrolled patients will receive increasing doses of CPI-006 alone, or in combination with ciforadenant or an anti-PD-1. To date, although only a limited number of patients have been enrolled and the follow-up period has been necessarily short, we have observed one patient with Grade 3 anemia.

In March 2019, we initiated a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas. To date, a limited number of patients have been enrolled and, although no serious adverse events have been observed, the follow-up period has necessarily been short.

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

We are currently conducting our clinical trial for ciforadenant at leading medical centers in the U.S., Australia and Canada. We are also conducting our clinical trials for CPI-006 and CPI-818 in the U.S. and Australia. In the future, we may add additional clinical sites outside of the United States in our clinical trials for ciforadenant, CPI-006 and CPI-818. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials for ciforadenant, CPI-006 and CPI-818,  or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of ciforadenant, CPI-006, CPI-818 or any other product candidates.

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

Though ciforadenant and CPI-818 are small molecules and will not be regulated as biological products, CPI-006, which we have begun evaluating in a Phase 1/1b clinical trial, is a biological product. We believe that any of our future product candidates approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

Prior to our IPO in March 2016, there had been no public market for our common stock. Although our common stock is listed on The Nasdaq Global Market (“Nasdaq”), an active trading market for our common stock may not be sustained on Nasdaq or any other exchange in the future. The lack of an active market may impair our stockholders’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable. If an active market for our common stock is not maintained, it may also be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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

As of June 30, 2019, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 69% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. On September 20, 2017, we filed a prospectus supplement and entered into the Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of June  30, 2019, we have sold 52,569 shares of common stock for gross proceeds of approximately $894,000 pursuant to the Sales Agreement. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102).

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

CORVUS PHARMACEUTICALS, INC.

Date: August 1, 2019	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)