Form 10-K
period 2019-12-31
Corvus Pharmaceuticals, Inc.
filed 2020-03-09
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non‑accelerated filer ☐	Smaller reporting company ☒
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

As of June 30, 2019, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $65.7 million, computed by reference to the closing price as reported on The Nasdaq Stock Market. As of March 9, 2020, 29,326,900 shares of the registrant’s common stock were outstanding.

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
•

the anticipated timing, costs and conduct of our ongoing and planned clinical trials for ciforadenant (formerly CPI‑444), CPI‑006 and CPI-818, and planned preclinical studies and clinical trials for other product candidates in our development programs;

•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;
•	the timing of the completion of our ongoing clinical trials of ciforadenant, CPI-006 and CPI-818 and the timing and availability of clinical data from such clinical trials;
•	clinical and regulatory development plans with respect to ciforadenant, CPI‑006, CPI-818 and our other product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for ciforadenant, CPI‑006, CPI-818 and our other product candidates, if approved for commercial use;
•	our ability to commercialize ciforadenant and our other product candidates, if approved;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
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

iii

Part I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of precisely targeted oncology therapies. Our strategy is to identify and utilize novel biomarkers to enhance selection of patients we believe will be most likely to benefit from treatment with our product candidates. We have utilized adaptive clinical protocol designs that enable us to evaluate our agents in multiple dosing regimens and for a range of cancer types. Since we began operations in November 2014, we have built a pipeline of five oncology programs. Three of these product candidates are now in international multicenter trials directed against a broad number of cancer indications. To date, we have evaluated our product candidates in over 350 patients. We are developing small molecules that are designed to selectively inhibit the binding of immunosuppressive adenosine to either A2A receptors or to A2B receptors. Another small molecule inhibitor is designed to block the function of ITK, a kinase protein inside T cells that is crucial to T-cell activation and differentiation. We also are developing injectable monoclonal antibodies.  One of these antibodies is designed to block the production of adenosine by tumors by inhibiting the cell surface enzyme CD73. This antibody is designed to have dual properties; in addition to blocking production of immunosuppressive adenosine, the antibody is designed to stimulate various immune cells. Another antibody that is designed to bind to the chemokine receptor CXCR2 on myeloid cells to block the activity of immunosuppressive myeloid cells that infiltrate tumors is in preclinical development. Our product candidates’ designed specificity has the potential to provide greater safety and facilitate their development either as monotherapies or in combination with other cancer therapies such as immune checkpoint inhibitors or chemotherapy.

Ciforadenant (formerly CPI-444), is an oral, small molecule antagonist of the A2A receptor for adenosine and is currently being studied under a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab) for patients with either advanced, refractory renal cell cancer (“RCC”) or patients with refractory metastatic castration resistant prostate cancer (“mCRPC”). Our second clinical product candidate, CPI-006, is an anti‑CD73 monoclonal antibody that is designed to both inhibit the production of adenosine and stimulate various immune cells. CPI-006 is currently being studied in a Phase 1/1b clinical trial as a monotherapy and in combination with ciforadenant, in combination with pembrolizumab and in triplet combination with both ciforadenant and pembrolizumab. Our third clinical product candidate, CPI-818, is a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T-cell lymphomas. CPI-818 is designed to be directly cytotoxic to certain malignant T-cells and we believe has the potential to regulate immune responses to tumors. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing oncology assets as well as in identifying product candidates that can be in‑licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

Oncology therapies that stimulate or enhance immune responses to tumors have become a commonly used approach with several potential benefits over existing therapies. First, the immune system exhibits immunologic diversity and selectivity, which enables it to respond selectively to a large number of potential targets. Second, once triggered, the immune response can be amplified, offering the potential to enhance the efficacy of treatment. Third, once activated, the immune system possesses immunologic memory, potentially providing for a durable and long‑lasting response. Some of the most successful types of immuno‑oncology therapies are immune checkpoint inhibitors. Immune checkpoints are signaling molecules produced by or expressed on immune cells that act to shut down or block an immune response. In a healthy person, these checkpoints function to limit an immune response to ensure that the immune system does not overreact, which could lead to excessive inflammation and tissue damage, as occurs in patients with autoimmune diseases or allergies. Tumor cells have evolved to activate these checkpoints to shield the tumor from immune response attacks, but studies have shown that immune checkpoint inhibitors can counter these tumor‑protective measures and unleash the immune system’s cancer‑destroying properties.

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

Product Pipeline

Our oncology product candidate pipeline includes the following:

Ciforadenant Adenosine A2A Receptor Antagonist.  Our initial product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine that we in-licensed from Vernalis (R&D) Limited (“Vernalis”) in February 2015. In January 2016, we began enrolling patients in a large expansion cohort trial for ciforadenant. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of ciforadenant in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq, a fully humanized monoclonal antibody targeting PD‑L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of ciforadenant as both a single agent therapy and in combination with Tecentriq for use in the cohort expansion stage of the trial. The expansion cohort portion of the trial enrolled patients with non‑small cell lung cancer (“NSCLC”), RCC, melanoma (“MEL”), triple negative breast cancer (“TNBC”) and other cancers including colorectal cancer, prostate cancer, head and neck cancer and bladder cancer at leading medical centers in the U.S., Australia and Canada. We have enrolled over 300 patients in this clinical trial to date. In 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol‑defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol‑defined criteria for expansion to 48 patients. In December 2017, Genentech began enrolling patients in a Phase 1b/2 clinical trial that is evaluating ciforadenant in combination with Tecentriq in patients with NSCLC under an umbrella protocol known as Morpheus. In 2018, we amended our Phase 1/1b protocol to enroll patients in a Phase 1b/2 clinical trial with RCC who have failed therapies with both anti-PD-(L)1 antibodies and tyrosine kinase inhibitors (“TKI”). Based on data observed in the Phase 1b/2 trial in 2019, we began enrolling patients with metastatic castration-resistant prostate cancer (“mCRPC”) in a Phase 2 expansion arm of our ongoing Phase 1/1b clinical trial with mCRPC who will receive the combination of ciforadenant with Tecentriq based on data from the Phase 1b/2 trial that showed activity in this disease.

As of November 2019, the key findings from these clinical trials include:

•	Ciforadenant has been well-tolerated at doses that achieved substantial receptor blockade;
•	Ciforadenant has shown evidence of anti-tumor activity as a monotherapy and in combination with atezolizumab;

•	Of cancers studied, RCC, mCRPC and NSCLC have appeared most responsive to therapy; and
•

Identification of a gene expression signature, known as the adenosine gene signature, that enhances selection of patients we believe are most likely to benefit from therapy and may be a useful biomarker for selection of patients in future clinical trials.

The issued U.S. patents that we in‑licensed from Vernalis for ciforadenant are directed to the composition of matter of ciforadenant and its method of use for treating disorders treatable by purine receptor blocking. The composition of matter patent covering ciforadenant is expected to expire in the United States in July 2029, excluding any patent term extension that may be available. We hold an exclusive, worldwide license under these patent rights and related know‑how, including a limited right to grant sublicenses, for all fields of use, to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. We have also filed patent applications covering the use of ciforadenant in combination with other checkpoint inhibitors, and the use of various biomarkers to select and monitor patients receiving therapy.

CPI-006, Immunomodulatory Anti‑CD73 Antibody.  Our second clinical product candidate, CPI-006, is an anti‑CD73 monoclonal antibody that is designed to inhibit the production of adenosine, which we in‑licensed from The Scripps Research Institute (“Scripps”) in December 2014. CPI-006 was developed into a humanized anti‑CD73 monoclonal antibody from a mouse hybridoma clone expressing an anti‑human CD73 antibody. We have further modified CPI‑006 to improve binding to CD73 and maximize its inhibition of catalytic activity. CD73 is an ectonucleotidase often found on lymphocytes, tumors and other tissues and is believed to play an important role in tumor immune suppression by catalyzing the production of extracellular adenosine. In preclinical in vitro studies, our humanized monoclonal anti‑CD73 antibody has been shown to inhibit the catalytic activity of CD73, resulting in the blocking of extracellular adenosine production by tumor cells, which we believe could stimulate or enhance immune response to tumors. In addition to its role in the production of adenosine, CD73 also functions as an immunomodulatory receptor present on B-cells, T-cells and certain myeloid cells. In February 2018, we initiated a Phase 1/1b clinical trial with CPI-006 administered alone and in combination with ciforadenant and in combination with pembrolizumab. In addition, we recently added a treatment arm to the study to evaluate the triplet combination of CPI-006, ciforadenant and pembrolizumab. As of February 2020, the key findings from this clinical trial include the observation that CPI-006 has been well-tolerated and has resulted in changes in lymphocyte migration and activation in peripheral blood.

We hold a non‑exclusive, world‑wide license for all fields of use under Scripps’ rights in a hybridoma clone expressing an anti‑CD73 antibody, and to progeny, mutants or unmodified derivatives of such hybridoma and any antibodies expressed by such hybridoma. In 2016, we filed a patent application covering the composition of matter of CPI‑006. In 2019, we filed patent applications covering the use of this CPI-006 for immunomodulation and enhancement of anti-tumor immunity.

CPI-818, ITK Inhibitor. Our third clinical product candidate, CPI-818, is a selective, covalent inhibitor of ITK. ITK, an enzyme that functions in T‑cell signaling and differentiation, is expressed predominantly in T‑cells, which are lymphocytes that play a vital role in immune responses. One of the key survival mechanisms of tumors is believed to be the reprogramming of T‑cells to create an inflammatory environment that inhibits anti‑tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of T‑cell anti‑tumor immunity and also may be useful in the treatment of T‑cell lymphomas. CPI-818 is orally bioavailable and has been shown to achieve cellular occupancy of the target in vivo in various animal models. Pre-clinical studies have demonstrated that CPI-818 was well-tolerated in vivo and resulted in inhibition of T-cell activation. In March of 2019, we initiated a phase 1/1b study of CPI-818 in patients with advanced refractory T-cell lymphomas. Early interim results from the dose-escalation portion of the study were presented in December 2019 at the American Society of Hematology (ASH) meeting and in February 2020 at the 12th Annual T-cell Lymphoma Forum, showing that, CPI-818 was well tolerated and achieved substantial ITK target occupancy, one of the goals of the study.

We have filed patent applications covering composition of matter and uses of our ITK inhibitors and hold exclusive worldwide rights for all indications.

CPI-182, Anti-CXCR2 Antibody designed to block Myeloid Suppression. In 2017, we in-licensed this monoclonal antibody designed to block CXCR2, a novel target expressed on myeloid derived suppressor cells

(“MDSC”). Preclinical studies have demonstrated that this antibody blocked MDSCs and also may have reacted with CXCR2 present on certain cancers such as acute myeloid leukemia cells and other cancers. This product candidate is now in Investigational New Drug (“IND”)-enabling studies and scale-up manufacturing.

CPI-935, Adenosine A2B Receptor Antagonist. Adenosine A2B receptors have been found to play an important role in the immune response to tumors as well as in inflammation and fibrosis. Similar to adenosine A2A receptors, adenosine binds to adenosine A2B receptors, which leads to immunosuppression. Preclinical models have shown that inhibition of A2B receptors prevents fibrosis. In 2018, we selected a development candidate for this program, a small molecule antagonist of the A2B receptor.

Our Company Origins and Team

Since we began operations in November 2014, our focus has been on improving and expanding upon the recent success achieved with immune checkpoint inhibitors and on developing agents to new targets in the evolving immuno‑oncology field. Our founders and management team consist of industry veterans who have played significant roles in the discovery and development of successful oncology and immunology antibodies and drugs, including rituximab and ibrutinib. Our co‑founders include our Chief Executive Officer, Richard A. Miller, M.D., our Chief Financial Officer, Leiv Lea, and our Executive Vice President, Discovery Research, Joseph Buggy, Ph.D. Dr. Miller previously co‑founded IDEC (which merged to form Biogen IDEC, now Biogen), where he led research efforts on lymphoma, culminating in the development of rituximab. Dr. Miller, an oncologist, also co‑founded and was the initial CEO of Pharmacyclics, Inc. where he and colleagues in‑licensed ibrutinib and, together with Dr. Buggy and other members of our executive team, led its development. Our Chief Financial Officer, Leiv Lea, has previously led finance teams for emerging biotechnology companies, including Pharmacyclics. Mr. Lea has extensive commercial and operating experience in addition to having completed a number of financial and strategic transactions. We have recruited industry veterans and experts to join our management team, and established collaborations with leading biotechnology companies, including Genentech, and collaborative relationships with many leading academic research institutions. With our management team’s expertise in developing both small molecule and antibody‑based oncology treatments, we believe we are well positioned to identify and develop novel therapeutic agents that have diverse but complementary mechanisms of action, allowing for their potential integration into oncology treatment regimens for a broad variety of cancers.

Our Strategy

Our goal is to become a leader in the discovery and development of precisely targeted treatments for multiple cancer indications. Specific elements of our strategy are:

•Leverage our expertise in immunology and oncology to identify, develop and commercialize new product candidates.  We have established development expertise and capabilities in synthetic chemistry, molecular biology, immunology and clinical oncology, which we believe will help us advance product candidates in the oncology field. We plan to become a leader in the development and commercialization of product candidates targeting adenosine and other components involved in cancer immunity. Our ITK inhibitor, CPI-818, leverages our expertise in development of covalent kinase inhibitors. We have also in‑licensed CPI-182, a monoclonal antibody to a novel immuno‑oncology target. In addition to our internal research programs, we intend to seek opportunities to in‑license other product candidates with a focus on the potential to address unmet needs within our areas of expertise.

•Utilize efficient clinical trial designs to enable us to identify the most promising clinical indications.  Our adaptive clinical trials are efficiently designed to evaluate multiple variables, such as single agent and combination therapy, impact of prior therapy with immuno‑oncology agents and the role of various biomarkers, which may allow us to determine tumor types that are most responsive to our product candidates. This approach has the potential to shorten development time by quickly identifying the most promising clinical indications, which would then be evaluated in subsequent definitive pivotal trials. To date, over 350 patients have been treated in our clinical studies, with results presented at several major medical meetings.

•Advance product candidates for use alone or in combination with other oncology treatments.  We intend to focus on product candidates with single agent activity, which are also designed to be combined synergistically with other cancer therapies. We believe focusing on single agent activity allows us to better understand safety, mechanism of action, potential efficacy and use of biomarkers before testing our product candidates in combination with other therapies, where interpretation of results becomes more difficult. This approach may enable us to more strategically combine our agents with other therapies.

•Identify and utilize biomarker-driven patient selection strategies.  Predicting optimal drug responses in patients requires the identification and validation of predictive biomarkers. We believe that developing the ability to identify patient subsets most likely to respond to our product candidates will increase the clinical benefit to patients and improve the probability of success of our clinical trials. Our Phase 1/1b clinical trials of ciforadenant, CPI-006 and CPI-818 include the examination of numerous biomarkers to identify those that may correlate with clinical efficacy and increase our likelihood of success. For instance, from our clinical data we believe we have discovered a novel adenosine gene expression signature, which could identify patients most likely to respond to treatment with adenosine blockade with ciforadenant.  In patients with RCC, expression of the adenosine signature has correlated with tumor response and progression free survival.

•Pursue collaborative relationships, partnerships and in‑licensing opportunities to help advance and expand our product candidate portfolio.  In addition to developing product candidates through preclinical and clinical stages of development, we plan to identify and pursue strategic collaborative relationships, partnerships and in‑licensing opportunities, which could enhance the development of our programs and product candidates. As evidenced by our collaboration with Genentech for ciforadenant, we intend to build upon our relationships with leading biotechnology companies and research institutions to identify and expand new opportunities in cancer treatment.

Cancer Treatment and Immuno‑oncology

Cancer is the second leading cause of mortality in the United States, accounting for nearly one in every four deaths. Approximately 40% of Americans will develop some form of cancer, and, according to the American Cancer Society, there were an estimated 1.8 million new cases of cancer and 600,000 deaths due to cancer in the United States in 2019. Cancer treatment has traditionally included chemotherapy, biologic therapy, radiation, surgery or a combination of these approaches. Treatment with targeted agents that block cell signaling pathways or inhibit driver mutations in cancer cells is becoming more widely used. These agents often react with specifically mutated proteins in cancer or signaling molecules involved in cellular activation and proliferation. Many different mutations are now known to occur in cancer and, in many cases, are responsible for driving tumor progression.

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

In addition to the search for more precisely targeted therapeutic agents, much attention has focused on the use of biomarkers to identify and enrich clinical trial enrollment with patients who are more likely to benefit from a treatment. We believe this approach has the potential to result in more efficient clinical design and to reduce the cost of clinical trials. The ultimate goal of this personalized approach is to select the optimum treatment for a patient based on the biologic characteristics of the patient and tumor. The use of protein, genetic or other biomarkers to select the right patient for the right treatment is growing in importance in oncology.

Product Pipeline

We are developing novel, precisely targeted agents that we believe may overcome some of the limitations of current therapies. Two of our clinical programs are aimed at disabling cancer’s ability to subvert immune attack by inhibiting adenosine in the tumor microenvironment or by both blocking its production by tumors and concomitantly stimulating host tumor immunity. Our third clinical program is aimed at developing product candidates that regulate T‑cell activation and differentiation by inhibiting ITK, an enzyme important in T-cell differentiation and function. Our two preclinical product candidates are designed to enhance anti-tumor immunity by blocking immunosuppressive cells present in the tumor microenvironment. We intend to commercialize any approved product candidates primarily in the United States, Asia and Europe for any oncology indications our product candidates are approved for. We expect cancer patients or their healthcare providers to be our primary customers for any approved product candidates and expect that our commercial sales of such product candidates will depend on the availability of adequate coverage and reimbursement from government health administration authorities, private health insurers and other third‑party payors.

The following chart summarizes key information regarding our current product candidate pipeline:

Adenosine Inhibitors

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

The following figure provides an overview of adenosine production by tumors and its effects on the immune system:

Adenosine‑Cancer Axis

Immunosuppressive Effects of Adenosine Mediated through Multiple Pathways

The immune system is composed of several cellular components that mediate a variety of functions in response to tumor cells and foreign pathogens. For instance, macrophages and dendritic cells function primarily to process foreign antigens and tumor antigens. These cells then present such antigens to other cells, such as T‑cells. The presentation of these antigens to T‑cells stimulates cytotoxic T‑cells (also known as killer T‑cells) to destroy the tumor cells or foreign pathogens. Other cells, such as NK cells, are capable of destroying tumor cells without the need for antigen presentation from macrophages or dendritic cells. In addition, certain immune cells, such as myeloid derived suppressor cells and T-regulatory cells, function to suppress or dampen immune responses. The various cellular components of the immune system work in a coordinated manner to recognize and destroy pathogens and tumor cells, and then return the tissue to its normal state.

Adenosine hinders the immune response to tumors by both blocking the activation and effectiveness of immune cells capable of destroying tumor cells, and by increasing the number of immune cells that act to suppress immune cells from responding to the tumor. For instance, adenosine reduces T‑cell and NK cell production of cytokines, such as interleukin‑2 (“IL‑2”) and gamma interferon (“IFNg”), which results in the blockade or reduction in the ability of such cells to destroy tumor cells. Adenosine also leads to activation and proliferation of T-regulatory cells, which function to suppress or dampen immune responses. In addition, adenosine causes dendritic cells to both decrease the rate at which they present antigens to T‑cells, thereby inhibiting the ability of T‑cells to destroy tumor cells, and decrease their production of co‑stimulatory cytokines, which also has the effect of suppressing or dampening the immune response. Macrophages exposed to adenosine will similarly decrease their function, which results in the suppression of immune activity. Finally, adenosine stimulates and increases the number of myeloid derived suppressor cells in the tumor microenvironment, which suppresses immune responses to the tumor. As tumor cells evolve and form cancerous growths, they utilize these processes to evade immune attack and promote their survival. Many of the effects of adenosine on the immune system are mediated through binding to A2A receptors present on several immune cells. Much less is known about A2B receptors, but they have recently been found on certain immune cells, such as macrophages and myeloid derived suppressor cells, and adenosine binding to A2B receptors also appears to play a role in tumor induced immune suppression.

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

Lead Product Candidate: Ciforadenant, an A2A selective, orally administered antagonist of the adenosine A2A receptor

Overview

Our lead product candidate, ciforadenant, is a selective oral adenosine A2A receptor antagonist that we licensed from Vernalis in February 2015. Since licensing ciforadenant, we have conducted extensive laboratory studies in vitro and in vivo in animal models to evaluate ciforadenant’s immune‑enhancing and anti‑tumor properties. In these studies, orally administered ciforadenant inhibited tumor growth in multiple mouse models of cancer as a single agent, in combination with anti‑PD‑1, in combination with anti‑PD‑L1, in combination with other immuno‑oncology agents and in combination with certain chemotherapy drugs. We also have shown in vitro that ciforadenant bound potently and selectively to human activated T‑cells and blocked adenosine mediated immunosuppression by restoring T‑cell function. In addition, we have shown anti‑tumor activity in mice for a significant time following oral administration, which appeared to be mediated through a long‑lasting memory immune response. Furthermore, we have shown in animal models that the treatment was well tolerated. Our IND in oncology was filed in October 2015, and we began enrolling patients in a Phase 1/1b clinical trial in January 2016. Preclinical data with ciforadenant was published in the journal Cancer Immunology Research in October 2018 demonstrating that ciforadenant was active as a monotherapy and in combination with other agents in several tumor models.

Ciforadenant Clinical Development Plan

In January 2016, we began enrolling patients in a Phase 1/1b, open‑label, expansion cohort design clinical trial for patients with selected advanced, incurable cancers. The trial was designed to examine oral ciforadenant administered as both a single agent and in combination with Tecentriq. Under our clinical trial collaboration agreement with Genentech, we are responsible for the design, conduct and cost of the relevant studies, which are under the review of a joint development committee made up of our representatives and representatives of Genentech. Genentech supplies Tecentriq. Pre‑treatment and on‑treatment tissue, blood and serum samples are collected and tested for a wide range of biomarkers including the characteristics of immune cell infiltrates and expression of numerous genes in tumor tissue samples.

We are currently conducting the trial at leading medical centers in the United States, Australia and Canada. We have enrolled over 300 patients to date. Initially, patients with NSCLC, MEL, RCC, TNBC, bladder cancer, prostate cancer or colorectal cancer with high mutation rates were eligible for participation. The objectives of this portion of the trial were to identify the optimum and safe dose of ciforadenant when used as a monotherapy or in combination with Tecentriq, and to evaluate anti-tumor activity in various cancers. Extensive biomarker analysis was performed to search for biomarkers that may be associated with disease response.

Key interim findings of our clinical trial for ciforadenant, as a single agent and in combination with Tecentriq, include:

•	Ciforadenant has been well-tolerated at doses that achieved substantial receptor blockade;

•	Ciforadenant demonstrated evidence of anti-tumor activity as both a monotherapy and in combination with atezolizumab;
•	Of cancers studied, RCC, mCRPC and NSCLC have appeared most responsive to therapy; and
•	Expression of adenosine induced genes was observed in tumor biopsies, and we believe may provide useful biomarkers for selection of patients in future clinical trials.

Ciforadenant Interim Clinical Trial Results

Results Presented at the Society for Immunotherapy of Cancer Annual Meeting—November 2018

•

Clinical and biomarker data in 68 patients with treatment-refractory RCC from our Phase 1/1b clinical trial were presented in November 2018 at the Society for Immunotherapy of Cancer Annual Meeting. Data from 33 patients receiving ciforadenant as a monotherapy and 35 receiving ciforadenant in combination with atezolizumab who were evaluable for response were reported.

Interim Results Published in the Journal Cancer Discovery

Updated results in 68 patients with treatment-refractory RCC demonstrated an overall survival (“OS”) of 90% at more than 25 months follow-up with ciforadenant administered in combination with atezolizumab. The OS for patients receiving ciforadenant alone was over 69% at 16 months. At the time of enrollment, study participants had advanced refractory disease and a poor prognosis. They had been treated with a median of three prior therapies (range: 1 to 5), and approximately 72% had failed prior anti-PD-(L)1 therapy. The results from this study were published in January 2020 in the journal Cancer Discovery.

Key findings from the published results include:

•	Disease control for more than 6 months was observed in 39% and 17% of patients receiving combination therapy and monotherapy, respectively.
•

For patients receiving combination therapy, 11% experienced a confirmed partial response (“PR”) (as determined by RECIST criteria). Several additional patients experienced tumor regression not meeting the criteria for a PR. For patients receiving monotherapy, one patient experienced a confirmed PR, one experienced an unconfirmed PR, and several patients experienced tumor regression not meeting the PR criteria.

•	Responses were seen in both the combination therapy and monotherapy arms, and in patients who failed prior anti-PD-(L)1 therapy.
•	Progression-free survival (as assessed by RECIST criteria) was 5.8 months with combination therapy and 4.1 months with monotherapy.
•	OS was 90% at 25 months follow-up with combination therapy and 69% at 16 months follow-up with monotherapy.
•	Combination therapy was superior to monotherapy with respect to OS, response rate, disease control rate and progression-free survival.
•	Evaluation of pre- and on-treatment tumor biopsies showed a statistically significant correlation between treatment-induced CD8+ T-cell infiltration in tumors and response (p<0.016).
•

The recently described adenosine gene signature showed a statistically significant correlation with tumor response and disease control rates (p<0.008). We evaluated adenosine gene signatures in pretreatment biopsies from 30 patients. Of the patients showing a low adenosine gene signature, none exhibited signs of tumor regression. In contrast, patients with a high adenosine gene signature had a 17% (N=18) overall response rate by RECIST criteria.

•	Ciforadenant was well tolerated with grade 3 adverse events that were infrequent (less than 5%) and reversible.

This study supports the tumor immune enhancing potential of adenosine pathway blockade. The unique mechanism of action and safety results suggest that this treatment, if successfully developed and approved, may be valuable, particularly in patients who have failed anti-PD-(L)1 therapy or as a combination to prevent the development of resistance. The studies also demonstrate that RCC exhibited high levels of adenosine pathway related genes. We expect to be able to utilize this biomarker in future studies to target patients most likely to benefit from therapy with ciforadenant.

Current Ciforadenant Clinical Trials

The preliminary data from our ongoing clinical trial indicate that ciforadenant has shown activity as a single agent and when used in combination with Tecentriq in multiple tumor histologies and in patients refractory to prior therapies with anti‑PD‑(L)1 antibodies. Based on these preliminary results, we amended our Phase 1b/2 trial to focus on ciforadenant in combination with Tecentriq in patients with either advanced refractory RCC or mCRPC. This trial is currently evaluating safety and efficacy of the combination as well as providing additional evidence regarding the potential role of the adenosine gene signature biomarker in predicting outcome.

The mCRPC arm of the study began enrolling patients in October 2019 and in February 2020 we presented data at ASCO GU from 35 patients with advanced mCRPC, including 11 that received ciforadenant as a monotherapy (100 mg twice daily) and 24 that received ciforadenant (100 mg twice daily) in combination with Tecentriq (840 mg delivered intravenously every two weeks). These patients had failed a median of three prior therapies and 43% had visceral metastases, which is a negative prognostic factor for patients with mCRPC. Key updates from the clinical trial include:

•

With median follow up of 3.2+ months, there was one partial response (PR, RECIST), wich such patient exhibiting a prostate-specific antigen (PSA) level drop from 98 to less than 1. Ten additional patients had tumor regression not meeting the criteria for PR. Seven patients had confirmed stable disease exceeding 6 months; one of these patients remained on therapy. Five patients have unconfirmed stable disease and were continuing on therapy. A total of nine patients were continuing on therapy.

•

Gene expression profiling of tumor biopsies demonstrated a significant correlation of tumor CD73 expression with the adenosine signature (p=0.02). We believes this correlation supports the relevance of adenosine in prostate cancer, its production by CD73 and the expression of adenosine induced immunosuppressive genes.

•	Treatment was well tolerated with one Grade 3 adverse event of fatigue in monotherapy and one Grade 3 adverse event of anemia in the combination arm.

Ciforadenant is also being evaluated in combination with the anti-CD38 antibody, daratumumab (Darzalex) in patients with advanced refractory multiple myeloma. The objective of this Phase 1 clinical trial is to evaluate whether ciforadenant can overcome resistance in patients who have failed daratumumab treatment.

In May 2017, we entered into a second collaboration agreement with Genentech, pursuant to which Genentech will evaluate ciforadenant in combination with atezolizumab in patients with NSCLC that have previously failed a platinum containing chemotherapy regimen and an anti‑PD‑(L)1. Enrollment in this Phase 1b/2 clinical trial, which was being conducted under an umbrella protocol known as Morpheus, has been completed and patients are in follow-up.

Product Candidate: CPI-006, A monoclonal anti‑CD73 immunomodulatory antibody for cancer

Overview

In December 2014, we in‑licensed from Scripps a mouse anti‑human CD73 antibody, CPI‑006. We have genetically engineered CPI‑006 to be humanized by replacing the immunoglobulin (“Ig”) heavy and light chain constant regions, and by replacing the murine variable framework regions with human heavy and light chain Ig frameworks. In addition, we have further engineered CPI‑006 to enhance binding to CD73 in order to both block its catalytic activity and to activate its immunomodulatory properties.

The Role of CD73 in Cancer

CD73 is a multifunctional enzyme expressed on immune cells, tumor cells and certain other tissues. CD73 converts AMP to adenosine in the extracellular space.  The catalytic production of adenosine by CD73 may play an important role in tumor immune suppression by increasing the concentration of adenosine in the tumor microenvironment. CD73 is overexpressed in many cancers, and high levels of CD73 have been shown to be associated with poor disease prognosis. CD73 expression on tumor cells as well as on the host immune cells has been shown to promote tumor immune suppression and metastasis in mice. Other studies in mice have shown that the targeted blockade of CD73 with antibodies can enhance the therapeutic activity of anti‑PD‑1 and anti‑CTLA‑4 checkpoint blockade.   CD73 also exhibits additional immunomodulatory functions including cellular adhesion, lymphocyte migration and T and B-cell activation. While most investigators have focused on its role in adenosine production, we have concentrated efforts on understanding both its role in adenosine production as well as its immunomodulatory properties. We believe, that together, these properties will be complementary and potentially lead to synergistic anti-tumor activity.

Preclinical Proof of Concept

In preclinical studies using tumor cells that express the CD73 enzyme, the addition of various concentrations of CPI‑006 to such cells in culture substantially inhibited the catalytic activity of the enzyme to background levels of the assay. This was studied by measuring the conversion of AMP to adenosine. These studies demonstrated that at concentrations of 10 µg/ml, CPI‑006 was capable of substantially inhibiting the production of adenosine, which indicates that CPI‑006 binds to a critical site in the CD73 enzyme necessary for its function. By blocking the cellular production of adenosine, we believe CPI‑006 could lead to enhancement of the anti‑tumor immune response by lowering the amount of adenosine in the tumor environment. As compared to other reported anti‑CD73 antibodies, CPI‑006 has been shown in these preclinical studies to react with the active site of the CD73 enzyme and has not caused internalization of CD73. We believe this means it will act as a more potent blockade of the enzyme. In in vitro studies with human lymphocytes, CPI‑006 restored T-cell activation in the presence of AMP, indicating blockade of CD73 activity. CPI-006 has been found to bind to CD73, resulting in activation of some lymphocytes and redistribution from blood to other lymphoid tissues. In other preclinical studies we conducted, CPI‑006 bound to a variety of different types of cancer cell lines in vitro, including those derived from human breast cancer, lung cancer, lymphoma, leukemias and sarcomas.

In in vitro studies using human immune cells, CPI-006 led to activation of B-cells and differentiation into antibody producing plasmablasts. Changes on monocytes were also observed and included increased expression of cell surface markers involved in enhanced antigen presentation. Together, we believe these results suggest that CPI-006 has the potential to function as an immunostimulant. We are not aware of any other anti-CD73 antibody that has been reported to possess these properties.

CPI-006 Anti-CD73 Development Plan

In March 2018, we began enrollment in a multicenter Phase 1/1b expansion design trial with four arms that will evaluate CPI‑006 as a single agent, in combination with our adenosine antagonist, ciforadenant, in combination with pembrolizumab (anti‑PD‑1), and in a triplet combination arm of CPI-006, ciforadenant and pembrolizumab. In each arm, CPI‑006 will be administered in increasing doses to cohorts of patients until a maximally tolerated dose is determined for each arm. This will be followed by an expansion stage that will evaluate various tumor types, including RCC, mCRPC and NSCLC.

Interim results from this trial have been reported in oral presentations at both the June 2019 American Society of Clinical Oncology (ASCO) and the November 2019 Society for Immunotherapy of Cancer (SITC) meetings. As of February 2020, we have dosed patients in the single agent arm of the trial, in the CPI-006 combination arm with ciforadenant and in the combination arm of CPI-006 with pembrolizumab. No dose limiting toxicity up to doses of 18 mg/kg have been observed as of February 2020. Interim data from the single-agent arm of the trial has suggested that CPI-006 blocked production of adenosine by inhibiting the enzymatic active site of CD73, activated peripheral blood B-cells, and affected B-lymphocyte trafficking in the blood. The interim results as of February 2020 are summarized below:

•	CPI-006 has shown novel immunomodulatory activities:
•	Induced differentiation of B-cells, class switching, secretion of immunoglobulin (in vitro), and generation of memory B-cells; and
•	Increased expression of CD69 and other markers consistent with increased antigen presentation by APCs.
•	The recommended dose of CPI-006 for further study was 18 mg/kg or a fixed dose of 1200 mg and led to sustained target occupancy. This dose was well tolerated.
•	Treatment with CPI-006 induced redistribution of T-cells and B-cells with an observed increase in returning memory B-cells and expansion of new B-cell clones.
•	Changes in lymphocytes were consistent with induction of adaptive humoral immunity.
•	Tumor regression was observed in protocol predefined cohorts of patients with RCC and mCRPC.

Enrollment in this trial continues and has entered the disease specific expansion cohorts for monotherapy with CPI-006 and for CPI-006 in combination with ciforadenant. Dose escalation continues in the CPI-006 with pembrolizumab arm of the trial.

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

Product Candidate: CPI-818, An ITK kinase inhibitor

CPI-818 is a selective, small molecule designed as a covalent inhibitor of ITK that we have selected as our lead development candidate for our ITK program. We identified ITK as a product candidate target because it plays a key role in T‑cell receptor signaling and in the differentiation of T‑cells responsible for tumor immunity.

We have developed CPI-818 by targeting the cysteine amino acid residue at position 442 in the ITK protein. Covalent targeting of ITK is expected to provide a selective and prolonged duration of activity without the need for high systemic exposures and thereby improve the therapeutic window. This approach was previously used by our co‑founders to generate ibrutinib. We anticipate that the selectivity of CPI-818 will mimic the immune properties seen in ITK knockout mice and skew the immune response toward a more favorable anti‑tumor immune response. In addition, ITK plays a role in the proliferation of some T-cell lymphomas and its inhibition may lead to growth arrest and/or tumor cell cytotoxicity. In our preclinical studies of CPI-818, objective tumor response has been seen in a preclinical study in dogs with spontaneous T-cell lymphomas.

Our Phase 1/1b clinical trial of CPI-818 is currently enrolling patients with several types of advanced, refractory T-cell lymphomas, including peripheral T-cell lymphoma-not otherwise specified (PTCL-NOS), angioimmunoblastic T-cell lymphoma (AITL), cutaneous T-cell lymphoma (CTCL) and other T-cell lymphomas. The study employs an adaptive, expansion cohort design to select the dose and evaluate the safety, pharmacokinetics (PK), target occupancy, biomarkers and efficacy of CPI-818. The initial phase of the trial is evaluating escalating doses in successive cohorts of patients in order to determine the optimum dose. A second phase will evaluate safety and tumor response to this optimum dose of CPI-818 in disease-specific patient cohorts that may be expanded based on early signs of efficacy. The study is enrolling patients at major medical centers in the United States, Australia and South Korea.

In December 2019, we presented preliminary preclinical and Phase 1/1b clinical data with CPI-818 at the American Society of Hematology meeting.  In vitro studies with human malignant Sezary cells indicated that CPI-818 inhibited proliferation of the malignant cells but not normal T-cells.

In February 2020, we presented additional preliminary preclinical and Phase 1/1b clinical data with CPI-818.  The key updates at such time included that:

•

16 patients have been enrolled in the first four dose cohorts in the initial phase of the trial, receiving a 100 mg, 200 mg, 400 mg or 600 mg oral dose of CPI-818 two times per day, with no dose limiting toxicities and no grade 3 or 4 treatment related adverse events observed.

•

The median patient follow-up period is now three months, with 11 patients remaining on therapy. One patient with CTCL treated with the 200 mg dose of CPI-818 achieved a reduction in lymphadenopathy and improvement of PET scan imaging; another patient with CTCL receiving the 400 mg dose has exhibited improvement in cutaneous disease. These patients continue on therapy.

•

The results from the pharmacokinetic and occupancy studies for the first 12 patients have been in-line with expectations, with increasing target occupancy with higher doses based on available data from the 100 mg, 200 mg, and 400 mg doses.

We plan to continue to advance CPI-818 in our Phase 1/1b clinical trial in patients with several types of T‑cell lymphomas including peripheral T-cell lymphoma (“PTCL”), cutaneous T-cell lymphoma, angioimmunoblastic T-cell lymphoma and others.

CPI-182 Anti-CXCR2 Antibody for Myeloid Suppression

In 2017, we in-licensed a monoclonal antibody to the chemokine receptor CXCR2, a novel target in immuno‑oncology. CXCR2 is a receptor expressed on myeloid cells, particularly myeloid cells known as MDSC that infiltrate tumors and play a role in tumor induced immunosuppression. This antibody is now undergoing IND‑enabling studies and scale-up manufacturing.

Product Candidate: An antagonist of the adenosine A2B receptor

We have identified a selective A2B receptor antagonist from our internal research program. Adenosine A2B receptors have recently been found to play an important role in the immune response to tumors. Similar to adenosine A2A receptors, adenosine binds to adenosine A2B receptors, which leads to immunosuppression. However, adenosine A2B receptor expression is found on different immune cells, and its function in tumor induced immune suppression is not yet well understood. We have selected a development candidate and expect to begin IND-enabling studies in 2020 for potential use in cancer and fibrotic diseases.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize. We are able to internally produce small quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our research and development needs. However, we currently rely, and expect to continue to rely, on a number of contract manufacturers to produce sufficient quantities of our product candidates for use in more lengthy preclinical development and clinical trials and in relation to any future commercialization of our product candidates. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This strategy allows us to maintain a more efficient infrastructure, avoid depending on our own manufacturing facility and equipment while simultaneously enabling us to focus our expertise on developing our products. Although we believe we have multiple potential sources for the manufacturing of our product candidates, we currently rely on several different manufacturers who supply different components of the ciforadenant and CPI-818 molecules, on one manufacturer for CPI-006 drug substance and other third-party manufacturers to produce our other product candidates.

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

Kyowa Hakko Kirin has approval in Japan and the United States for istradefylline, an A2A antagonist, in Parkinson’s disease. Within oncology, Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial with an A2A antagonist. AstraZeneca plc is conducting clinical trials with an A2A antagonist for use in cancer therapy. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics and subsequently by Celgene, and Arcus Biosciences, Inc. are developing A2A receptor antagonists for cancer. Astra Zeneca, Bristol-Myers Squib, and Novartis in partnership with Surface Oncology, Inc. have initiated clinical trials with anti-CD73 antibodies in cancer patients. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). Janssen Pharmaceuticals, Inc. and AbbVie Inc. are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

We have in‑licensed patents and patent applications directed to certain of our product candidates and related uses thereof. We also possess and in‑license substantial know‑how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. As of March 2, 2020, our owned and licensed patent portfolio consisted of fourteen licensed U.S. issued patents, four licensed U.S. pending patent applications, twelve owned U.S. pending patent applications, four owned U.S. provisional patent applications, and seven owned PCT International patent applications directed to ciforadenant, CPI‑006, and CPI-818, and certain of our other proprietary technology, inventions, improvements or other potential product candidates. In addition, our owned and licensed patent portfolio included forty‑four licensed patents, nine licensed patent applications, and sixty-three owned patent applications pending in jurisdictions outside of the United States that are foreign counterparts to one or more of the foregoing U.S. patents and patent applications. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, Japan, Australia and China.

With respect to the immuno‑oncology product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued United States patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. The issued United States patents we license from Vernalis directed to the composition of matter of ciforadenant and its method of use for treating disorders treatable by purine receptor blocking are expected to expire between January 2022 and July 2029, excluding any patent term extension that may be available. The pending U.S. patent application and PCT International patent applications, if granted as patents, that we own directed to the composition of matter and methods of treatment for CPI‑006 are expected to expire between December 2036 and June 2037, excluding any patent term extension that may be available. The pending U.S. and foreign patent applications, if granted as patents, that we own directed to the composition of matter and methods of treatment for CPI 818 are expected to expire November 2037, excluding any patent term extension that may be available. However, the actual protection afforded by a patent varies on a product‑by‑product basis, from country‑to‑country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory‑related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Licenses and Collaborations

Vernalis Licensing Agreement

In February 2015, we entered into a license agreement with Vernalis, pursuant to which we were granted an exclusive, worldwide license under certain patent rights and know‑how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. The issued U.S. patents that we in‑licensed from Vernalis pursuant to this agreement are directed to the composition of matter of ciforadenant and its method of use for treating disorders treatable by purine receptor blocking. These patents are expected to expire in the United States between January 2022 and July 2029, excluding any patent term extension that may be available. Vernalis has the first right to prosecute and maintain the licensed patent rights worldwide, subject to our right with respect to certain of the licensed patents to continue prosecution and maintenance if Vernalis elects not to do so. We also have the right to prosecute and maintain any patent rights that we may own that cover the licensed compounds that do not fall within the licensed patent rights. Pursuant to this agreement, we are required to use commercially reasonable efforts to conduct certain activities to obtain marketing authorizations for licensed products and to conduct certain preclinical and clinical studies for ciforadenant. We also must use commercially reasonable efforts to conduct certain preclinical and clinical studies to support the use of ciforadenant as an immunotherapeutic agent for cancer studies, and to meet certain specified development, regulatory and commercial milestones within specified time periods.

Pursuant to this agreement, we made a one‑time cash payment to Vernalis in the amount of $1.0 million upon entering into the agreement. We are also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, we made a milestone payment of $3 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single‑agent ciforadenant in our Phase 1/1b clinical trial. The aggregate potential milestone payments are approximately $220 million for all indications.

We have also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product‑by‑product and country‑by‑country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid‑single digits up to the low‑double digits on a country‑by‑country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product‑by‑product and country‑by‑country basis and range from the low‑single digits up to the mid‑single digits on a country‑by‑country net sales basis.

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

Upon execution of the agreement, we made a one‑time cash payment to Scripps of $10,000 and are also obligated to pay a minimum annual fee to Scripps of $25,000. The first minimum annual fee payment is due on the first anniversary of effective date of the agreement and will be due on each subsequent anniversary of the effective date for the term of the agreement. We are also required to make performance‑based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.6 million. We are also required to pay royalties on net sales of licensed products (including CPI-006) sold by us, our affiliates and our sublicensees at a rate in the low‑single digits. In addition, should we sublicense the rights licensed under the agreement, we have agreed to pay a percentage of sublicense revenue received at single digit percentages based on the achievement of development milestones.

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

Genentech Collaboration Agreements

In October 2015, we entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of ciforadenant combined with Genentech’s investigational cancer immunotherapy, Tecentriq, a fully humanized monoclonal antibody targeting PD‑L1, in a variety of solid tumors in our Phase 1/1b clinical trial. Pursuant to this agreement, we will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of Genentech. Genentech will supply Tecentriq. As part of the agreement, we granted Genentech certain rights of first negotiation to participate in future clinical trials that we may conduct evaluating the administration of ciforadenant in combination with an anti‑PD‑1 or anti‑PD‑L1 antibody. If we do not reach agreement on the terms of any such participation by Genentech within a specified time period, we retain the right to collaborate with third parties in such activities. We also granted Genentech certain rights of first negotiation should we decide to license development and commercialization rights to ciforadenant. Should we not reach agreement on the terms of such a license within a specified time period, we retain the right to enter into a license with another third party.

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

In May 2017, we entered into a second clinical trial collaboration agreement with Genentech. Under the new agreement, ciforadenant administered in combination with Tecentriq will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second‑line therapy in patients with NSCLC who are resistant and/or refractory to prior therapy with an anti‑PD‑(L)1 antibody. It is anticipated that the study will enroll up to 65 patients in the treatment arm. Genentech will be responsible for the conduct of the study and we will share the cost of the Phase 1b/2 trial, which began enrolling patients in the fourth quarter of 2017. We are responsible for supplying ciforadenant and retain global development and commercialization rights to ciforadenant. We and Genentech each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations, if directed by a regulatory authority or if development of ciforadenant or Tecentriq is discontinued. Further, the agreement will expire after a set period of time following the provision by us of the final clinical study report to Genentech.

Monash License Agreement

In April 2017, we entered into a license agreement with Monash University (Monash), pursuant to which we were granted an exclusive, sublicensable worldwide license under certain know‑how, patent rights and other intellectual property rights controlled by Monash to research, develop, and commercialize certain antibodies directed to CXCR2 for the treatment of human diseases.

Upon execution of the agreement, we made a one‑time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. We are also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. We are also required to make development and sales milestone payments to Monash with respect to the licensed products in the aggregate of up to $45.1 million. We are also required to pay to Monash tiered royalties on net sales of licensed products sold by us, our affiliates and our sublicensees at a rate ranging in the low‑single digits.  In addition, should we sublicense our rights under the agreement, we have agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

The term of our agreement with Monash continues until the expiration of our obligation to pay royalties to Monash thereunder. The license agreement is terminable at will by us upon providing 30 days written notice to Monash, or by either party for material breaches by the other party. In addition, Monash may terminate the entire agreement or convert the license to a non-exclusive license if we have materially breached our obligation to use commercially reasonable efforts to develop and commercialize a licensed product, subject to a specified notice and cure mechanism.

Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record‑keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the New Drug Application (“NDA”) process and a new biologic must be approved by the FDA through the Biologics License Application (“BLA”) process before it may be legally marketed in the United States.

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

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice (“GLP”) regulations and other applicable regulations;
•	submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before human clinical trials may begin;
•

performance of adequate and well‑controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) regulations to establish the safety and efficacy of the proposed drug, or safety, purity and potency of the proposed biologic for its intended use;

•	submission to the FDA of an NDA or BLA;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug or biologic also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a product candidate for seven years if a competitor obtains approval of the same drug or biologic as defined by the FDA or if such product candidate is determined to be contained within the competitor’s product for the same indication or disease. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Orphan drug status in the European Union has similar but not identical benefits in that jurisdiction.

Although we have not sought or obtained orphan designation for any of our product candidates, we may pursue such designation in the future if we determine that our proposed indications meet the qualifying criteria for such designation.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life‑threatening disease or condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The FDA may consider for review sections of the NDA or BLA for a

Fast Track review designation on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of original BLAs and new molecular entity NDAs under its standard review goals.

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

FDASIA established a category of drugs and biologics referred to as “breakthrough therapies” that may be eligible to receive Breakthrough Therapy Designation. A sponsor may seek FDA designation of a drug or biologic candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will expedite the development and review of such drug. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.

Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Pediatric exclusivity is a type of marketing exclusivity available in the United States. Pediatric exclusivity under the Best Pharmaceuticals for Children Act provides for an additional six months of marketing exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. If such written request does not include clinical trials in neonates, the FDA is required to include its rationale for not requesting those clinical trials. The FDA may request studies on approved or unapproved indications in separate written requests. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven‑year period of marketing exclusivity, except in certain circumstances.

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

FDA Regulation of Companion Diagnostics

We expect that certain of our product candidates may require an in vitro diagnostic to identify appropriate patient populations for our product candidates. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (“PMA”). We expect that any companion diagnostic developed for our product candidates will utilize the PMA pathway.

If use of companion diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel product candidates, a companion diagnostic device and its corresponding drug candidate should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

The FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic simultaneously with approval of the therapeutic. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (“QSR”),which imposes elaborate testing, control, documentation and other quality assurance requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

When conducting clinical trials in the EU, we must adhere to the provisions of the European Union Clinical Trials Directive (Directive 2001/20/EC) and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial. In April 2014, the EU passed the Clinical Trials Regulation (Regulation 536/2014), which will replace the current Clinical Trials Directive. To ensure that the rules for clinical trials are identical throughout the European Union, the EU Clinical Trials Regulation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive until the Clinical Trials Regulation becomes applicable. According to the current plans of the EMA, the Clinical Trials Regulation is expected to become applicable in 2020.

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

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical and biological products, other U.S. federal and state healthcare regulatory laws restrict business practices in the pharmaceutical industry, which include, but are not limited to, state and federal anti‑kickback, fraud & abuse, false claims, price reporting, consumer fraud, data privacy and security and physician payment transparency laws. These laws may affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with physicians, customers and third‑party payors including discount practices, customer support, education and training programs, physician consulting and other service arrangements. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off‑label. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Such laws include:

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

•

The Physician Payments Sunshine Act, which imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and will be expanded to include certain other healthcare professionals in 2022 for payments made in 2021;

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

We expect that the current presidential administration and U.S. Congress will likely continue to seek to challenge, replace, modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act.

For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, and other efforts to challenge, replace, modify, repeal or otherwise invalidate the Affordable Care Act will impact the Act or our business. We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government‑funded programs may result in a similar reduction in payments from private payors. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Additionally, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products.  In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Research and Development Expenses

Our research and development expenses were $38.0 million, $38.6 million and $46.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Please see “Management’s Discussion and Analysis of

Financial Condition and Results of Operations‑Research and Development Expenses” for additional detail regarding our research and development activities.

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

Employees

As of December 31, 2019, we had 53 total employees, one of whom was part-time and 42 of whom were primarily engaged in research and development activities.

Facilities

We currently lease a total of approximately 27,280 square feet of office and research and development facilities in Burlingame, California. Our lease expires in 2023. We regularly explore alternatives which would provide us with additional space to accommodate our anticipated growth.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Corporate Information

We were incorporated in Delaware on January 27, 2014 and began operations in November 2014. Our principal executive offices are located at 863 Mitten Road, Suite 102, Burlingame, California 94010, and our telephone number is (650) 900‑4520. Our website address is http://www.corvuspharma.com. The information on our website is not incorporated by reference in this Annual Report on Form 10‑K or in any other filings we make with the SEC.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). We will remain an emerging growth company until the earlier of (1) December 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b‑2 under the Exchange Act, which would occur if the market value of our common stock held by non‑affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year, or (4) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the prior three‑year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,

•

We may present only two years of audited financial statements, plus unaudited condensed financial statements for any interim period, and related management’s discussion and analysis of financial condition and results of operations;

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

Financial Information about Segments

We view our operations and manage our business as one reportable segment. See Note 2 to our audited financial statements included in this Annual Report on Form 10‑K. Additional information required by this item is incorporated herein by reference to Part II, Item 6, “Selected Financial Data.”

Available Information

We file electronically with the SEC our annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at http://www.corvuspharma.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information on or accessible through the SEC and our website is not incorporated into, and is not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10‑K, including our audited financial statements and related notes included elsewhere in this Annual Report on Form 10‑K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, ciforadenant, CPI-006 and CPI-818, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $46.7 million, $46.9 million and $55.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. We had an accumulated deficit of $217.1 million as of December 31, 2019. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize ciforadenant, CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

As of December 31, 2019, we had capital resources consisting of cash, cash equivalents and marketable securities of $78.0 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement we entered into with Cowen and Company, LLC in September 2017 in connection with our at-the-market offering (the “Sales Agreement”), debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Furthermore, our ongoing and planned clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Since the initiation of our Phase 1/1b clinical trial in January 2016, ciforadenant has been administered to more than 300 cancer patients and, while it has generally been well tolerated, there have been possibly drug-related or drug-related serious adverse events observed during the trial, and limited information is available concerning long-term safety and efficacy. It remains possible that patients enrolled in our Phase 1/1b clinical trial or our amended Phase 1b/2 clinical trial for ciforadenant could respond in unexpected ways. Our Phase 1/1b and our amended Phase 1b/2 clinical trial are conducted in patients with advanced cancers who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. Furthermore, a portion of our Phase 1/1b clinical trial, our amended Phase 1b/2 clinical trial and Genentech’s Phase 1b/2 clinical trial under our collaboration agreement, includes the administration of ciforadenant in combination with Genentech’s cancer immunotherapy, Tecentriq, which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of historical clinical studies of ciforadenant conducted by third parties or the results of our clinical studies to-date will be indicative of the ongoing results of our Phase 1/1b clinical trial or amended Phase 1b/2 clinical trial, Genentech’s Phase 1b/2 clinical trial or any future clinical trial of ciforadenant.

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006. The protocol is designed to enroll successive cohorts of patients with advanced cancers who will receive increasing doses of CPI-006 both alone, or in combination with ciforadenant or an anti-PD-1. CPI-006 has been well tolerated in the clinical trial at doses up to 18mg/kg, although a limited number of patients have been enrolled and the follow-up period has necessarily been short, and we have observed one patient with Grade 3 anemia. We have seen 1 patient develop Grade 3 hyponatremia at a dose of 24mg/kg. However, CD73 is involved in several physiological systems and the administration of anti-CD73 antibodies such as CPI-006 could result in unforeseen safety issues. Similar to our Phase 1/1b clinical trial of ciforadenant, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-006 could respond in unexpected ways and that the administration of CPI-006 in combination with ciforadenant and pembrolizumab could exacerbate immune system related adverse events. As a result, there can be no assurance that we will be able to establish the safety and efficacy of CPI-006 or that we will be able to successfully complete our Phase 1/1b clinical trial.

In March 2019, we initiated a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas. Similar to our clinical trials of ciforadenant and CPI-006, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-818 could respond in unexpected ways

For the foregoing reasons, we cannot be certain that our ongoing or planned clinical trials or any other future clinical trials will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

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

1 Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock after this offering.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

If we are required by the FDA to obtain approval of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain or face delays in obtaining FDA approval of a companion diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. We plan to collaborate with patient diagnostic companies during our clinical trial enrollment process to help identify patients with tumor gene alterations that we believe are most likely to respond to our product candidates. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities, and, to date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a therapeutic product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

If the FDA or a comparable foreign regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we and/ or third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.

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

In our ongoing trial of ciforadenant, we have enrolled over 300 patients with many different types of cancer and the disease-specific cohorts for renal cell cancer and prostate cancer are continuing to enroll. We have also added patients with various cancers to investigate higher doses of our drug as part of a protocol amendment. Lung cancer patients are also in the follow-up phase in a Phase 1b/2 trial being conducted by Genentech under our collaboration agreement. We are also enrolling patients with many different types of cancer in our Phase 1/1b trial of CPI-006 and patients with many different types of T-cell lymphomas in our Phase 1/1b trial of CPI-818. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs with different dosing regimens and in combination with other immunotherapies, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. For example, possibly drug-related or drug-related serious adverse events have been observed during our Phase 1/1b clinical trial and our amended Phase 1b/2 clinical trial in patients receiving combination therapy with ciforadenant and Tecentriq include hemolytic anemia, encephalitis, hepatitis, pneumonitis, mucositis, myocarditis and dermatitis. Other toxicities observed during our Phase 1/1b clinical trial and our amended Phase 1b/2 clinical trial were mild and are commonly seen in patients with advanced cancers, such as nausea, vomiting, fatigue, rash, diarrhea, fever, abdominal pain, cough, constipation and decreased appetite. Other immune-oncology drugs also have been found occasionally to induce immune related toxicities such as colitis, hepatitis, pneumonitis, meningitis, myocarditis and various endocrine diseases. Such side effects could also be exacerbated when ciforadenant is administered in combination with Tecentriq which is provided for in a portion of our Phase 1/1b clinical trial and amended Phase 1b/2 clinical trial as well as in Genentech’s Phase 1b/2 clinical trial under our collaboration agreement, or when ciforadenant is administered in higher doses, which we added as part of a protocol amendment.

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006. We have completed the dose escalation stage where patients receive CPI-006 alone and in combination with ciforadenant and we recently selected the recommended dose of 18 mg/kg and initiated the disease expansion phase in both the monotherapy and the combination arm with ciforadenant of our CPI-006 clinical trial. We are also enrolling patients in the dose escalation phase in the pembrolizumab combination arm of the trial. We expect that successive cohorts of enrolled patients will receive increasing doses of CPI-006 in combination with pembrolizumab or in combination with ciforadenant and pembrolizumab. To date, although only a limited number of patients have been enrolled and the follow-up period has been necessarily short, we have observed one patient with Grade 3 anemia. We have seen one patient develop Grade 3 hyponatremia at a dose of 24 mg/kg.

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

We are currently conducting our clinical trial for ciforadenant at leading medical centers in the U.S., Australia and Canada. We are also conducting our clinical trials for CPI-006 in the U.S. and Australia and CPI-818 in the U.S., Australia and South Korea. In the future, we may add additional clinical sites outside of the United States in our clinical trials for ciforadenant, CPI-006 and CPI-818. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted in accordance with GCP requirements, and the FDA must be able to validate the clinical trial data through an on-site inspection, if necessary. If a marketing application is based solely on foreign clinical data, the FDA also requires such data to be applicable to the U.S. population and U.S. medical practice, and for the clinical trials to have been performed by clinical investigators of recognized competence. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials for ciforadenant, CPI-006 and CPI-818, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of ciforadenant, CPI-006, CPI-818 or any other product candidates.

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

We do not currently have nor do we plan to acquire the infrastructure or internal capability to manufacture our clinical drug supplies for use in the conduct of our trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on several different manufacturers who supply different parts of the ciforadenant and CPI-818 molecules, on one manufacturer for CPI-006 drug substance and on other third-party manufacturers to produce our other product candidates.

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

Following potential approval of any of our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of ciforadenant, CPI-006, CPI-818 or any other product candidate, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

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

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage and reimbursement;
•	the prevalence and severity of any adverse effects;

•	pricing and cost-effectiveness;
•	the timing of market introduction of our product candidates as well as competitive drugs;
•	the effectiveness of our or any of our potential future collaborators’ sales and marketing strategies; and
•	unfavorable publicity relating to the product candidate

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential Administration and U.S. Congress has sought and will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, and other efforts to challenge, replace, modify, repeal, or otherwise invalidate the Affordable Care Act will impact the Act or our business. There may be additional challenges and amendments to the ACA in the future, and it is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2029 unless additional Congressional action is taken and additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Additionally, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Kyowa Hakko Kirin has approval in Japan and the US for istradefylline, an A2A antagonist, in Parkinson’s disease. Within oncology, Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial with an A2A antagonist. AstraZeneca plc is conducting clinical trials with an A2A antagonist for use in cancer therapy. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics and subsequently by Celgene, and Arcus Biosciences, Inc. are developing A2A receptor antagonists for cancer. Astra Zeneca, Bristol-Myers Squib, and Novartis in partnership with Surface Oncology, Inc. have initiated clinical trials with anti-CD73 antibodies in cancer patients. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). Janssen Pharmaceuticals, Inc. and AbbVie Inc. are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to the government by the 90th day of each calendar year). Additional reporting and transparency requirements for payments to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives go into effect in 2022 for payments made in 2021; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the United States, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently rely on several different manufacturers who supply different parts of the ciforadenant molecule and CPI-818 molecule, on one manufacturer for CPI-006 drug substance and on other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of ciforadenant, CPI-006, CPI-818 or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

As of December 31, 2019, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 43% of our outstanding common stock, excluding 1,458,000 shares of our common stock subject to prefunded warrants as described in Note 1 in Item 8, Financial Statements and Supplementary Data. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. On September 20, 2017, we filed a prospectus supplement and entered into the Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of December 31, 2019, we have sold 52,569 shares of common stock for gross proceeds of approximately $894,000 pursuant to the Sales Agreement. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102).

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2019, we had federal net operating loss (“NOL”) carryforwards of approximately $144.5 million and state NOL carryforwards of approximately $173.9 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2019, we also had $6.1 million of federal and $3.3 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a three‑year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

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

	Price Range
	High	Low
2019
First Quarter	$5.44	$3.55
Second Quarter	$4.75	$3.23
Third Quarter	$8.10	$2.91
Fourth Quarter	$5.10	$2.53
2018
First Quarter	$11.64	$7.42
Second Quarter	$13.91	$9.05
Third Quarter	$11.53	$8.50
Fourth Quarter	$9.19	$3.22

Holders of Record

As of March 9, 2020, there were approximately 25 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on March 23, 2016 (the first day of trading of our common stock), through December 31, 2019 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index.

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

	March 23,	December 31,	December 31,	December 31,	December 31,
$100 investment in stock or index	2016	2016	2017	2018	2019
Corvus (CRVS)	$100.00	$100.35	$72.70	$25.75	$38.18
NASDAQ Composite Index (IXIC)	$100.00	$112.88	$144.76	$139.14	$188.15
NASDAQ Biotech Index (^NBI)	$100.00	$104.36	$126.33	$114.55	$142.51

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10‑K.

Use of Proceeds from Registered Securities

None.

Recent Sales of Unregistered Equity Securities

In November 2019, we entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Biotechnology Value Fund, L.P. (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 1,458,000 shares of our common stock owned by the Exchanging Stockholders for warrants (the “Exchange Warrants”) to purchase an aggregate of 1,458,000 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.0001 per share. The Exchange Warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

You should read the following selected financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10 K. The selected statement of operations data for each of the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10 K. The statement of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited financial statements which are not included in this Annual Report on Form 10 K. Our historical results of any prior periods are not necessary indicative of results to be expected in any future period.

	Year Ended December 31,
Statements of Operations and Comprehensive Loss Data:	2019	2018	2017	2016	2015
	(In thousands, except share and per share amounts)
Operating expenses:
Research and development	$37,975	$38,586	$46,305	$29,356	$11,352
General and administrative	10,879	10,636	10,219	7,620	2,418
Total operating expenses	48,854	49,222	56,524	36,976	13,770
Loss from operations	(48,854)	(49,222)	(56,524)	(36,976)	(13,770)
Change in fair value of convertible preferred stock liability	—	—	—	—	(17,600)
Interest income and other expense, net.	2,182	2,283	861	601	35
Net loss	$(46,672)	$(46,939)	$(55,663)	$(36,375)	$(31,335)
Net loss per share, basic and diluted	$(1.59)	$(1.71)	$(2.72)	$(2.36)	$(83.86)
Shares used to compute net loss per share, basic and diluted	29,349,810	27,509,960	20,488,506	15,422,041	373,643
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	63	7	(2)	6	(45)
Comprehensive loss	$(46,609)	$(46,932)	$(55,665)	$(36,369)	$(31,380)

	Year Ended December 31,
Balance Sheet Data:	2019	2018	2017	2016	2015
	(In thousands)
Cash, cash equivalents and marketable securities	$77,982	$114,597	$90,055	$134,896	$94,386
Working capital	69,119	108,562	82,265	130,089	92,593
Total assets	83,646	118,232	94,775	140,150	98,459
Convertible preferred stock	—	—	—	—	125,780
Total stockholders’ equity (deficit)	$71,111	$110,336	$84,835	$132,801	$(31,101)

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of precisely targeted oncology therapies. Our strategy is to identify and utilize novel biomarkers to enhance selection of patients we believe will be most likely to benefit from treatment with our product candidates. We have utilized adaptive clinical protocol designs that enable us to evaluate our agents in multiple dosing regimens and for a range of cancer types. Since we began operations in November 2014, we have built a pipeline of five oncology programs. Three of these product candidates are now in international multicenter trials directed against a broad number of cancer indications. To date, we have evaluated our product candidates in over 350 patients. We are developing small molecules that are designed to selectively inhibit the binding of immunosuppressive adenosine to either A2A receptors or to A2B receptors. Another small molecule inhibitor is designed to block the function of ITK, a kinase protein inside T cells that is crucial to T-cell activation and differentiation. We also are developing injectable monoclonal antibodies.  One of these antibodies is designed to block the production of adenosine by tumors by inhibiting the cell surface enzyme CD73. This antibody is designed to have dual properties; in addition to blocking production of immunosuppressive adenosine, the antibody is designed to stimulate various immune cells. Another antibody that is designed to bind to the chemokine receptor CXCR2 on myeloid cells to block the activity of immunosuppressive myeloid cells that infiltrate tumors is in preclinical development. Our product candidates’ designed specificity has the potential to provide greater safety and facilitate their development either as monotherapies or in combination with other cancer therapies such as immune checkpoint inhibitors or chemotherapy.

Ciforadenant (formerly CPI-444), is an oral, small molecule antagonist of the A2A receptor for adenosine and is currently being studied under a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab), for patients with either advanced, refractory renal cell cancer (“RCC”) or patients with refractory metastatic castration resistant prostate cancer (“mCRPC”). Our second clinical product candidate, CPI-006, is an anti‑CD73 monoclonal antibody that is designed to both inhibit the production of adenosine and stimulate various immune cells. CPI-006 is currently being studied in a Phase 1/1b clinical trial as a monotherapy and in combination with ciforadenant, in combination with pembrolizumab and in triplet combination with both ciforadenant and pembrolizumab. Our third clinical product candidate, CPI-818, is a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T-cell lymphomas. CPI-818 is designed to be directly cytotoxic to certain malignant T-cells and we believe has the potential to regulate immune responses to tumors. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing oncology assets as well as in identifying product candidates that can be in‑licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

To date, the majority of our efforts have been focused on the research, development and advancement of ciforadenant, CPI-006 and CPI-818, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2019 and 2018 was $46.7 million and $46.9 million, respectively. As of December 31, 2019, we had an accumulated deficit of $217.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize ciforadenant, CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through December 31, 2019, we have funded our operations primarily through the sale and issuance of stock. On March 22, 2016, our registration statement on Form S‑1 (File No. 333‑208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over‑allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock. In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses

In September 2017, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $125,000,000, through an at‑the‑market equity offering program under which Cowen acted as our sales agent. Cowen was entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. As of December 31, 2019, we had sold 52,569 shares of our common stock for gross proceed of approximately $894,000 pursuant to the Sales Agreement. We terminated the Sales Agreement in February 2020.

As of December 31, 2019, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $78.0 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Year ended December 31,			Change	Change
	2019	2018	2017	2018 to 2019	2017 to 2018
Operating expenses:
Research and development	$37,975	$38,586	$46,305	$(611)	$(7,719)
General and administrative	10,879	10,636	10,219	243	417
Total operating expenses	48,854	49,222	56,524	(368)	(7,302)
Loss from operations	(48,854)	(49,222)	(56,524)	368	7,302
Interest income and other expense, net	2,182	2,283	861	(101)	1,422
Net loss	$(46,672)	$(46,939)	$(55,663)	$267	$8,724

Research and Development Expenses

Research and development expense for the years ended December 31, 2019 and 2018, consisted of the following costs by program (specific program costs consist solely of external costs):

	Year ended December 31,			Change	Change
	2019	2018	2017	2018 to 2019	2017 to 2018
Ciforadenant (formerly CPI-444)	$5,750	$10,378	$23,156	$(4,628)	$(12,778)
CPI‑006	6,774	6,108	6,008	666	100
CPI-818	6,577	4,707	1,791	1,870	2,916
Other programs	981	877	581	104	296
Unallocated employee and overhead costs	17,893	16,516	14,769	1,377	1,747
	$37,975	$38,586	$46,305	$(611)	$(7,719)

For the year ended December 31, 2019, the decrease in ciforadenant costs of $4.6 million as compared to the year ended December 31, 2018, primarily consisted of a decrease of $2.8 million in drug manufacturing costs,  a decrease of $1.3 million in clinical trial expenses associated with lower enrollment in accordance with our protocol amendment focusing on RCC and mCRPC patients and a decrease of $0.5 million in other outside services.

For the year ended December 31, 2019, the increase in CPI-006 costs of $0.7 million as compared to the year ended December 31, 2018, primarily consisted of an increase of $1.2 million in clinical trial expenses, partially offset by a decrease of $0.3 million in drug manufacturing costs and a decrease of $0.2 million in other outside services.

For the year ended December 31, 2019, the increase in CPI-818 costs of $1.9 million as compared to the year ended December 31, 2018, primarily consisted of an increase of $2.2 million in clinical trial expenses, an increase of $0.6 million in drug manufacturing costs, and an increase of $0.2 million in other outside services, partially offset by a decrease of $1.1 million in IND-enabling study costs.

For the year ended December 31, 2019, the increase in costs related to other programs of $0.1 million as compared to the year ended December 31, 2018, primarily consisted of outside chemical synthesis and testing of research compounds.

For the year ended December 31, 2019, the increase in unallocated costs of $1.4 million as compared to the year ended December 31, 2018, primarily consisted of an increase in personnel and related costs.

For the year ended December 31, 2018, the decrease in ciforadenant costs of $12.8 million as compared to the year ended December 31, 2017, primarily consisted of a $3.0 million milestone payment to Vernalis in 2017, a decrease of $7.4 million in clinical trial expenses associated with lower enrollment in accordance with our protocol amendment focusing on RCC patients, a decrease of $1.8 million in contracted research costs, and a decrease of $0.6 million in drug manufacturing costs.

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

For the year ended December 31, 2018, the increase in unallocated costs of $1.7 million as compared to the year ended December 31, 2017, primarily consisted of an increase of $1.2 million in personnel and related costs (including an increase in stock compensation expense of $0.2 million) and an increase of $0.5 million in contracted research costs.

General and Administrative Expenses

For the year ended December 31, 2019, the increase in general and administrative expenses of $0.2 million as compared to the year ended December 31, 2018, primarily consisted of an increase in personnel and related costs.

For the year ended December 31, 2018, the increase in general and administrative expenses of $0.4 million as compared to the year ended December 31, 2017, primarily consisted of an increase of $0.7 million in stock compensation expense, partially offset by a decrease of $0.3 million in professional services costs.

Interest Income and Other Expense, net

For the year ended December 31, 2019, the decrease in interest income and other expense, net of $0.1 million as compared to the year ended December 31, 2018, primarily consisted of a decrease in interest income earned due to a decrease in cash equivalents and marketable securities.

For the year ended December 31, 2018, the increase in interest income and other expense, net of $1.4 million as compared to the year ended December 31, 2017, primarily consisted of additional interest income earned due to a higher rate of return on investments.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $78.0 million and an accumulated deficit of $217.1 million, compared to cash, cash equivalents and marketable securities of $114.6 million and an accumulated deficit of $170.5 million as of December 31, 2018. We have financed our operations primarily through sales of our common stock and convertible preferred stock.

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

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for year ended December 31, 2019. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year ended December 31,			Change	Change
	2019	2018	2017	2018 to 2019	2017 to 2018
Net cash provided by (used in):
Operating activities	$(37,321)	$(40,988)	$(46,212)	$3,667	$5,224
Investing activities	3,255	(30,192)	84,826	33,447	(115,018)
Financing activities	24	65,270	1,442	(65,246)	63,828
Net increase (decrease) in cash and cash equivalents	$(34,042)	$(5,910)	$40,056	$(28,132)	$(45,966)

Cash Flows from Operating Activities

Cash used in operating activities during the year ended December 31, 2019 was $37.3 million, which primarily consisted of a net loss of $46.7 million, adjusted by non‑cash charges of $7.4 million, primarily consisting of $7.3 million of stock compensation expense, an increase of $2.5 million in accounts payable and accrued and other liabilities and an increase of $0.4 million in prepaid and other current assets, primarily associated with the timing of payments to vendors.

Cash used in operating activities during the year ended December 31, 2018 was $41.0 million, which primarily consisted of a net loss of $46.9 million, adjusted by non‑cash charges of $7.4 million, primarily consisting of $7.1 million of stock compensation expense, a decrease of $2.0 million in accounts payable and accrued and other liabilities and a decrease of $0.6 million in current and other assets, primarily associated with the timing of payments to vendors.

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

Cash Flows from Investing Activities

Cash provided by investing activities during the year ended December 31, 2019 was $3.3 million, which consisted of proceeds from maturities of marketable securities of $141.9 million, which were partially offset by purchases of marketable securities of $138.6 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2019 was negligible.

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

Contractual Obligations

We lease our facilities under a non‑cancelable operating lease that expires in 2023. As of December 31, 2019, contractual obligations were as follows (in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 year	2 - 3 years	4 - 5 years	5 years
Contractual obligations:
Operating lease obligations	$3,718	$1,159	$2,559	$—	$—
Total contractual obligations	$3,718	$1,159	$2,559	$—	$—

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our significant accounting policies are more fully described in Note 2 of Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $78.0 million as of December 31, 2019, which consisted of U.S. Treasury securities, U.S. government agency securities and corporate debt obligations. Such interest‑earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short‑term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

We do not have any foreign currency or other derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

CORVUS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10‑K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corvus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Corvus Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 , and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 9, 2020

We have served as the Company’s auditor since 2015

CORVUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,154	$39,196
Marketable securities	72,828	75,401
Prepaid and other current assets	1,362	992
Total current assets	79,344	115,589
Property and equipment, net	1,462	2,180
Operating lease right-of-use asset	2,327	—
Other assets	513	463
Total assets	$83,646	$118,232

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,448	$1,998
Operating lease liability	878	—
Accrued and other liabilities	6,899	5,029
Total current liabilities	10,225	7,027
Operating lease liability	2,310	—
Other liabilities	—	869
Total liabilities	12,535	7,896
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at December 31, 2019 and December 31, 2018; 0 shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at December 31, 2019 and December 31, 2018; 27,953,233 and 29,323,930 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	288,224	280,840
Accumulated other comprehensive income (loss)	29	(34)
Accumulated deficit	(217,145)	(170,473)
Total stockholders’ equity	71,111	110,336
Total liabilities and stockholders’ equity	$83,646	$118,232

The accompanying notes are an integral part of these financial statements.

CORVUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$37,975	$38,586	$46,305
General and administrative	10,879	10,636	10,219
Total operating expenses	48,854	49,222	56,524
Loss from operations	(48,854)	(49,222)	(56,524)
Interest income and other expense, net	2,182	2,283	861
Net loss	$(46,672)	$(46,939)	$(55,663)
Net loss per share, basic and diluted	$(1.59)	$(1.71)	$(2.72)
Shares used to compute net loss per share, basic and diluted	29,349,810	27,509,960	20,488,506
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	63	7	(2)
Comprehensive loss	$(46,609)	$(46,932)	$(55,665)

The accompanying notes are an integral part of these financial statements.

CORVUS PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	20,922,428	$2	$200,709	$(39)	$(67,871)	$132,801
Issuance of common stock in conjunction with the Sales Agreement, net	52,569	—	711	—	—	711
Common stock issued on exercise of stock options	66,253	—	731	—	—	731
Vesting of restricted stock issued upon early exercise of stock options	—	—	28	—	—	28
Stock-based compensation expense	—	—	6,229	—	—	6,229
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(55,663)	(55,663)
Balance at December 31, 2017	21,041,250	$2	$208,408	$(41)	$(123,534)	$84,835
Issuance of common stock upon follow-on public offering, net	8,117,647	1	64,876	—	—	64,877
Common stock issued on exercise of stock options	165,033	—	393	—	—	393
Vesting of restricted stock issued upon early exercise of stock options	—	—	28	—	—	28
Stock-based compensation expense	—	—	7,135	—	—	7,135
Unrealized gain on marketable securities	—	—	—	7	—	7
Net loss	—	—	—	—	(46,939)	(46,939)
Balance at December 31, 2018	29,323,930	$3	$280,840	$(34)	$(170,473)	$110,336
Retirement of common stock in exchange for common stock warrant	(1,458,000)	—	(5,030)	—	—	(5,030)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	5,030	—	—	5,030
Common stock issued on exercise of stock options	87,303	—	24	—	—	24
Vesting of restricted stock issued upon early exercise of stock options	—	—	12	—	—	12
Stock-based compensation expense	—	—	7,348	—	—	7,348
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(46,672)	(46,672)
Balance at December 31, 2019	27,953,233	$3	$288,224	$29	$(217,145)	$71,111

The accompanying notes are an integral part of these financial statements.

CORVUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(46,672)	$(46,939)	$(55,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	743	847	842
Accretion related to marketable securities	(644)	(608)	(195)
Stock-based compensation	7,348	7,135	6,229
Changes in operating assets and liabilities:
Prepaid and other current assets	(370)	187	(44)
Operating lease right-of-use asset	599	—	—
Other assets	(50)	406	—
Accounts payable	450	(1,456)	1,554
Accrued and other liabilities	2,030	(458)	1,499
Operating lease liability	(767)	—	—
Other long-term liabilities	12	(102)	(434)
Net cash used in operating activities	(37,321)	(40,988)	(46,212)
Cash flows from investing activities
Purchases of marketable securities	(138,586)	(161,861)	(88,309)
Maturities of marketable securities	141,866	132,024	173,401
Purchases of property and equipment	(25)	(355)	(266)
Net cash provided by (used in) investing activities	3,255	(30,192)	84,826
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $30,850 in aggregate gross proceeds from related parties for the year ended December 31, 2018)	—	64,877	711
Proceeds from exercise of common stock options	24	393	731
Net cash provided by financing activities	24	65,270	1,442
Net decrease in cash and cash equivalents	(34,042)	(5,910)	40,056
Cash and cash equivalents at beginning of the period	39,196	45,106	5,050
Cash and cash equivalents at end of the period	$5,154	$39,196	$45,106
Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$—	$84	$—

The accompanying notes are an integral part of these financial statements.

CORVUS PHARMACEUTICALS, INC.

NOTE TO FINANCIAL STATEMENTS

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of ciforadenant, CPI-006 and CPI-818. The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of ciforadenant, CPI-006, and CPI-818, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of ciforadenant, CPI-006, CPI-818 or any other product candidates. The Company does not expect its existing capital resources to be sufficient to enable it to fund the completion of its clinical trials and remaining development program of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, its operating plan may change as a result of many factors, including those described in this Annual Report on Form 10-K for the year ended December 31, 2019.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $217.1 million as of December 31, 2019. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of December 31, 2019, the Company had cash, cash equivalents and short-term marketable securities of $78.0 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements

Exchange Warrants

On November 8, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,458,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,458,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s  common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, and Accounting Research Bulletin 43, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and elected to record the excess over par value as a debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification Topic 815, Derivatives and Hedging, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of December 31, 2019, none of the Exchange Warrants have been exercised.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2019, the Company had an accumulated deficit of $217.1 million and cash, cash equivalents and marketable securities of $78.0 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

Investments with remaining maturities, at the date of purchase, greater than three months are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Interest and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification model.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding and Exchange Warrants outstanding during the period, without consideration of potentially dilutive securities. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, the Exchange Warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares, Exchange Warrants, and potentially dilutive securities outstanding for the period. Diluted net loss per share is the same as basic net loss per share for all periods presented since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which required an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective January 1, 2018 for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material impact on its condensed financial statements as the Company is not yet generating revenues.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019 and chose to apply the provisions of ASC 842 as of the effective date with no restatement of prior periods. Additionally, the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. The Company determines if an arrangement is a lease at inception and accounts for lease and non-lease components separately. The Company has elected not to apply the recognition requirements of Topic 842 for leases with a term of 12 months or less. Upon adoption of ASU 2016-02, the Company recognized an operating lease, right-of-use asset of $2.8 million and a corresponding liability of $3.8 million and eliminated $1.0 million of deferred rent in the Company’s condensed balance sheet. The adoption of ASU 2016-02 did not have any impact on the Company’s condensed statements of operations and comprehensive loss. See also Note 11.

In May 2017, the FASB issued ASU No 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 was effective for the Company beginning January 1, 2018 and is applied prospectively. Early adoption is permitted. The Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material impact on its financial statements as the Company has not made any changes to the terms or conditions of its share-based payment awards.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss - basic and diluted	$(46,672)	$(46,939)	$(55,663)
Denominator:
Weighted average common shares outstanding	29,364,535	27,686,909	20,958,557
Less: weighted average common shares subject to repurchase	(14,725)	(176,949)	(470,051)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	29,349,810	27,509,960	20,488,506
Net loss per share, basic and diluted	$(1.59)	$(1.71)	$(2.72)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
Common stock subject to repurchase	—	43,076	319,203
Outstanding options	5,643,410	3,778,259	3,013,394
Total shares of common stock equivalents	5,643,410	3,821,335	3,332,597

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

The following tables present information as of December 31, 2019 and 2018 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	December 31, 2019
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$4,252	$—	$—	$4,252
Marketable securities	7,023	65,805	—	72,828
	$11,275	$65,805	$—	$77,080

	December 31, 2018
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$38,698	$—	$—	$38,698
Marketable securities	—	75,401	—	75,401
	$38,698	$75,401	$—	$114,099

As of December 31, 2019, marketable securities had a maximum remaining maturity of ten months.

As of December 31, 2019 and 2018, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,019	$4	$—	$7,023
U.S. Government agency securities	17,701	16	—	17,717
Corporate debt obligations	48,079	17	(8)	48,088
	$72,799	$37	$(8)	$72,828

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$49,124	$—	$(27)	$49,097
Corporate debt obligations	26,311	—	(7)	26,304
	$75,435	$—	$(34)	$75,401

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. The aggregate potential milestone payments are approximately $220 million for all The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product‑by‑product and country‑by‑country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid‑single digits up to the low‑double digits on a country‑by‑country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country‑by‑country basis and range from the low‑single digits up to the mid‑single digits on a country‑by‑country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Monash License Agreement

In April 2017, the Company entered into a license agreement with Monash University (Monash), pursuant to which the Company was granted an exclusive, sublicensable worldwide license under certain know‑how, patent rights and other intellectual property rights controlled by Monash to research, develop, and commercialize certain antibodies directed to CXCR2 for the treatment of human diseases.

Upon execution of the agreement, the Company made a one‑time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company us also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products in the aggregate of up to $45.1 million. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low‑single digits.  In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

The term of the Company’s agreement with Monash continues until the expiration of its obligation to pay royalties to Monash thereunder. The license agreement is terminable at will by the Company upon providing 30 days written notice to Monash, or by either party for material breaches by the other party. In addition, Monash may terminate the entire agreement or convert the license to a non-exclusive license if the Company has materially breached our obligation to use commercially reasonable efforts to develop and commercialize a licensed product, subject to a specified notice and cure mechanism.

6. Balance Sheet Components (in thousands):

	December 31,
	2019	2018
Prepaid and Other Current Assets
Interest receivable	$329	$337
Prepaid research and development manufacturing expenses	240	75
Prepaid facility expenses	157	149
Prepaid insurance	150	166
Other	486	265
	$1,362	$992
Property and Equipment
Laboratory equipment	$2,396	$2,371
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,622	4,597
Less: accumulated depreciation and amortization	(3,160)	(2,417)
	$1,462	$2,180
Accrued and Other Liabilities
Accrued clinical trial related	$4,300	$2,718
Accrued manufacturing expense	696	1,077
Personnel related	1,624	649
Other	279	585
	$6,899	$5,029
Other Liabilities
Deferred rent	$—	$869
	$—	$869

7. Common Stock

As of December 31, 2019, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2019, no dividends on common stock had been declared.

The Company has reserved shares of common stock, for issuance as follows:

	December 31,
	2019	2018	2017
Exchange warrants	1,458,000	—	—
Shares available for future option grants	1,704,183	2,486,637	2,576,535
Outstanding options	5,643,410	3,778,259	3,013,394
Unvested restricted common stock (founders and early exercise of stock options)	—	43,076	319,203
Shares reserved for employee stock purchase plan	400,000	400,000	400,000
Total	9,205,593	6,707,972	6,309,132

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2018	2,486,637	3,778,259	$10.32
Additional shares authorized	1,170,000	—	—
Options granted	(2,029,000)	2,029,000	3.61
Options exercised	—	(87,303)	0.28
Options forfeited	76,546	(76,546)	11.67
Balance at December 31, 2019	1,704,183	5,643,410	$8.05

The following table summarizes information about stock options outstanding at December 31, 2019 and 2018:

			Options Outstanding			Options Vested
			at December 31, 2019			at December 31, 2019
				Weighted			Weighted
				Average			Average	Weighted
				Remaining	Weighted		Remaining	Average
				Contractual	Average		Contractual	Exercise
Exercise Price			Number	Life (in Years)	Exercise Price	Number	Life (in Years)	Price
$0.28	-	$2.56	191,000	5.66	$0.36	184,730	5.52	$0.29
$3.01	-	$4.65	2,027,500	9.75	$3.61	32,375	6.01	$4.64
$4.84		$7.59	1,061,522	8.94	$5.95	261,504	8.90	$5.98
$9.52	-	$14.43	1,051,738	7.98	$10.83	593,596	7.93	$10.90
$15.00	-	$16.70	1,311,650	6.51	$15.49	1,138,764	6.44	$15.40
			5,643,410	8.38	$8.05	2,210,969	7.05	$11.66

			Options Outstanding			Options Vested
			at December 31, 2018			at December 31, 2018
				Weighted			Weighted
				Average			Average	Weighted
				Remaining	Weighted		Remaining	Average
				Contractual	Average		Contractual	Exercise
Exercise Price			Number	Life (in Years)	Exercise Price	Number	Life (in Years)	Price
$0.28	-	$4.65	301,803	6.44	$0.72	261,373	6.42	$0.68
$5.94	-	$9.52	1,101,750	9.92	$6.10	3,585	8.69	$8.92
$9.60	-	$14.43	1,026,180	8.97	$10.89	269,731	8.70	$10.56
$15.00	-	$16.70	1,348,526	7.50	$15.49	834,456	7.38	$15.37
			3,778,259	8.52	$10.32	1,369,145	7.46	$11.60

The weighted average grant date fair value of options granted for the years ended December 31, 2019, 2018 and 2017, was $2.53, $5.23 and $8.93, respectively.

Options outstanding and exercisable that had vested or were expected to vest at December 31, 2019 were as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of shares	Exercise Price	Life (years)	(in thousands)
Vested	2,210,969	$11.66	7.05	$977,587
Expected to vest	3,432,441	$5.72	9.24	$3,713,778

In the table above, aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the estimated fair value of the Company’s common stock of $5.44.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2019, 2018 and 2017, was $0.4 million, $1.1 million and $0.3 million, respectively.

The total fair value of options that vested in the year ended December 31, 2019, 2018 and 2017, was $7.8 million, $7.1 million, and $5.8 million, respectively.

9. Stock‑Based Compensation

The Company’s results of operations include expenses relating to stock‑based awards as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$3,103	$2,919	$2,692
General and administrative	4,245	4,216	3,537
Total	$7,348	$7,135	$6,229

Valuation Assumptions

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options were estimated using the following assumptions for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.9%	2.8%	2.1%
Expected volatility	82.1%	82.7%	91.4%
Expected term (in years)	6.0	6.0	6.0
Expected dividend yield	0%	0%	0%

Risk-free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Volatility: The Company used an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that have been identified as the Company’s industry peers.

Expected Term: The Company uses the simplified method prescribed in the ASC 718, Compensation—Stock Compensation, to calculate the expected term of options granted to employees and directors.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future.

At December 31, 2019, 2018 and 2017, the unrecognized compensation expense associated with respect to options granted to employees was $13.4 million, $15.8 million and $18.6 million, respectively, and is expected to be recognized on a straight‑line basis over 2.71, 2.72, and 2.85 years, respectively.

10. Income Taxes

The components of loss before income tax is as follows (in thousands):

	December 31,
	2019	2018	2017
Domestic	$(46,672)	$(47,096)	$(28,253)
Foreign	—	157	(27,410)
	$(46,672)	$(46,939)	$(55,663)

During the years ended December 31, 2019, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items.

A reconciliation of the Company’s effective tax rate to the U.S. Federal statutory rate is as follows:

	December 31,
	2019	2018	2017
Federal tax benefit at statutory rate	21%	21%	34%
State tax, net of Federal benefit	6%	9%	7%
Foreign rate differential	—	—%	(17)%
Federal rate change impact	—	—%	(9)
Change in valuation allowance	(28)%	(41)%	(16)%
Research and development tax credits	3%	2%	2%
Prior year federal true-up	—%	10%	(3)%
Other	(2)%	(1)%	2
Effective income tax rate	0%	0%	0%

The effective tax rate is different from the federal statutory tax rate primarily due to a foreign rate differential and a valuation allowance against deferred tax assets as a result of the Company’s history of losses.

The principal components of the Company’s net deferred tax assets are as follows (in thousands)

	December 31,
	2019	2018	2017
Deferred tax assets
Net operating loss carryforwards	$42,486	$31,533	$15,438
Tax credit carryforwards	6,990	6,441	4,351
Capitalized tax assets	(3)	138	131
Accruals	152	188	183
Stock compensation	4,317	2,879	1,730
Operating lease liability	892	—	—
Other	40	58	52
Total deferred tax assets	$54,874	$41,237	$21,885
Deferred tax liabilities
Operating lease right-of-use asset	$(651)	$—	$—
Valuation allowance	(54,223)	(41,237)	(21,885)
Net deferred tax assets	$—	$—	$—

The Company recorded a valuation allowance against its deferred tax assets at December 31, 2019 and 2018 because Company management believed that it was more likely than not that these assets would not be fully realized in the future. The valuation allowance increased by approximately $13.0 million and $19.4 million for the years ended December 31, 2019 and 2018, respectively. Changes in the valuation allowance for deferred tax assets relate primarily to the increase in the Company’s net operating loss carryforward.

As of December 31, 2019, the Company had federal NOL carryforwards of approximately $144.5 million and state NOL carryforwards of approximately $173.9 million which are available to reduce future taxable income. The NOLs will begin to expire in 2034, if not utilized. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions.

As of December 31, 2019, the Company also had $6.1 million of federal and $3.3 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire 2035, if not utilized. The state research and development tax credits have no expiration date.

As of December 31, 2019, the Company had unrecognized tax benefits (“UTBs”) of approximately $1.9 million. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs:

	December 31,
	2019	2018	2017
Unrecognized tax benefits beginning of the period	$1,804	$1,219	$604
Decrease related to the prior year	(365)	—	(51)
Increased related to the current year	446	585	666
Unrecognized tax benefits, end of the period	$1,885	$1,804	$1,219

The Company follows the provisions of ASC 740, Accounting for Income Taxes, and the accounting guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. Management determined that no accrual for interest or penalties was required as of December 31, 2019, 2018 and 2017. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examinations.

11. Facility Lease

In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one year term. Between January 2015 and October 2018, the Company entered into a series of lease amendments to increase the amount of leased space to 27,280 square feet and extend the expiration of the lease to February 2023. The lease agreement includes annual rent escalations. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. As the interest rate implicit in lease arrangements is typically not readily available, in calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate, which is determined based on the prevailing market rates for collateralized debt with maturity dates commensurate with the term of its lease. The Company’s facility lease is a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

As of December 31, 2019 and 2018, the right-of-use asset under operating lease was $2.3 million and $0, respectively. The elements of lease expense were as follows (in thousands):

	Statements of operations and	Year Ended December 31,
	comprehensive loss location	2019	2018	2017
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$960	$748	$734
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	324	296	281
Total operating lease cost		$1,284	$1,044	$1,015
Other Information
Operating cash flows used for operating lease		$1,449	$1,389	$1,398
Remaining lease term		3.1 years	4.1 years	3.1 years
Discount rate		10.0%	—	—

As of December 31, 2019, minimum rental commitments under this lease were as follows (in thousands)

Year Ended December 31 (in thousands)
2020	$1,159
2021	1,260
2022	1,299
Total lease payments	3,718
Less: imputed interest	(530)
Total	$3,188

As of December 31, 2018, minimum rental commitments under this lease were as follows (in thousands)

Year Ended December 31 (in thousands)
2019	$1,110
2020	1,142
2021	1,251
2022	1,296
2023	109
Total	$4,908

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

The following aggregate number of shares of common stock were sold to our owners of more than 5% of our common stock, directors, or executive officers during the March 2018 underwritten public offering:

	March 2018 Public Offering
	Number of	Aggregate
	Shares of	Purchase
	Common Stock	Price
Owners of More Than 5% of Our Common Stock
FMR LLC	1,176,470	$9,999,995
OrbiMed Advisors LLC (1)	588,235	4,999,998
Novo Holdings A/S (2)	1,176,470	9,999,995
Adams Street Partners (3)	588,235	4,999,998
Board of Directors
Richard A. Miller, M.D.	100,000	850,000

(1)	Peter Thompson, M.D., a member of our Board of Directors since November 2014, is a Private Equity Partner at OrbiMed Advisors, LLC.
(2)

Peter Moldt, Ph.D., a Partner at Novo Ventures (US) Inc., which provide certain consultancy services to Novo Holdings A/S, served as a member of our Board of Directors from January 2015 to January 2019.

(3)	Elisha P. (Terry) Gould III, a member of our Board of Directors since November 2014, is a Partner at Adams Street Partners, LLC.

14. Quarterly Selected Financial Data (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share amounts)	2019	2019	2019	2019
Operating expenses	$11,440	$11,513	$13,596	$12,305
Net loss	(11,047)	(11,004)	(12,978)	(11,643)
Net loss per share, basic and diluted	$(0.38)	$(0.37)	$(0.44)	$(0.40)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share amounts)	2018	2018	2018	2018
Operating expenses	$11,171	$11,149	$12,258	$14,644
Net loss	(10,509)	(10,498)	(11,631)	(14,301)
Net loss per share, basic and diluted	$(0.36)	$(0.36)	$(0.40)	$(0.63)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2019.

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10‑K does not include an attestation report of our registered public accounting firm on our internal controls due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Board of Directors

The following sets forth information about our directors as of January 31, 2020.

Name	Age	Position/Office Held With the Company	Director Since
Class I Directors whose terms expire at the 2020 Annual Meeting of Stockholders
Richard A. Miller, M.D.	68	President, Chief Executive Officer and Chairman of the Board	2014
Linda S. Grais, M.D. J.D.(1)(3)	63	Director	2019

Class II Directors whose terms expire at the 2021 Annual Meeting of Stockholders
Steve E. Krognes(1)(2)	51	Director	2016
Scott W. Morrison(1)(2)	62	Director	2015

Class III Directors whose terms expire at the 2022 Annual Meeting of Stockholders
Ian T. Clark(2)(3)	59	Director	2017
Elisha P. (Terry) Gould III(3)	63	Director	2014
Peter Thompson, M.D.(2)	60	Director	2014

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Board Experience and Directorships

Richard A. Miller, M.D.  Dr. Miller has served as our President and Chief Executive Officer since February 2014 and chairman of our board of directors since January 2014. From April 2012 to October 2014, Dr. Miller was Chairman and Chief Executive Officer of Graphea, Inc., a privately‑held chemical company, which he founded. Dr. Miller served as Chief Commercialization Officer, Associate Dean and Research Professor in Chemistry at The University of Texas at Austin from September 2010 to December 2011. Dr. Miller founded Principia Biopharma Inc., a privately‑held biopharmaceutical company, and served as its President and Chief Executive Officer and a member of its board of directors from January 2009 to February 2011. He served as President, Chief Executive Officer and Director of Pharmacyclics, Inc., a public biopharmaceutical company, from 1991, when he co‑founded the company, to 2008. At Pharmacyclics, Dr. Miller led the initial discovery and development efforts for ibrutinib. Dr. Miller was a co‑founder, Vice President and Director of IDEC Pharmaceuticals Corporation, a biotechnology company that merged with Biogen, Inc. in June 2003, where he led research efforts on lymphoma leading to the development of rituximab. Dr. Miller has been Adjunct Clinical Professor of Medicine (Oncology) at Stanford University Medical Center since 1991. Dr. Miller currently serves on the board of directors of a private biopharmaceutical company. Dr. Miller received a B.A. in Chemistry from Franklin & Marshall College and an M.D. from the State University of New York Medical School. He is board certified in both Internal Medicine and Medical Oncology. We believe Dr. Miller’s experience as an officer and director of pharmaceutical and biopharmaceutical companies provides him with the qualifications and skills to serve as a member of our board of directors.

 Linda S. Grais, M.D. J.D. Dr. Grais has served as a member of our board of directors since January 2019.   Dr. Grais previously served as President and Chief Executive Officer of Ocera Therapeutics, Inc. from June 2012 to December 2017 and as a member of its board of directors from January 2008 through December 2017. Prior to her employment by Ocera, Dr. Grais served as a managing member at InterWest Partners, a venture capital firm, from May

2005 until February 2011. From July 1998 to July 2003, Dr. Grais was a founder and executive vice president of SGX Pharmaceuticals Inc., a drug discovery company focusing on new treatments for cancer. Prior to that, she was a corporate attorney at Wilson Sonsini Goodrich & Rosati, where she practiced in such areas as venture financings, public offerings and strategic partnerships. Before practicing law, Dr. Grais worked as an assistant clinical professor of Internal Medicine and Critical Care at the University of California, San Francisco. She currently serves on the board of directors of Arca Biopharma, Inc., a public biotechnology company, Zosano Pharma Corporation, a public pharmaceutical company, and PRA Health Sciences, Inc., a public contract research organization.   Dr. Grais received a B.A. from Yale University, an M.D. from Yale Medical School and a J.D. from Stanford Law School.  We believe Dr. Grais’ experience as an officer and director of pharmaceutical and biopharmaceutical companies provides her with the qualifications and skills to serve as a member of our board of directors.

Steve E. Krognes. Mr. Krognes has served as a member of our board of directors since January 2016.  Mr. Krognes has served as Chief Financial Officer of Denali Therapeutics Inc., a public biotechnology company, since October 2015. From 2009 to September 2015, Mr. Krognes served as Senior Vice President and Chief Financial Officer at Genentech, Inc., a biotechnology company. From 2004 to 2009, he was Head of Mergers & Acquisitions at Roche Holding AG, a biotechnology company. Mr. Krognes served as Director of Mergers & Acquisitions at Danske Bank A/S, a Danish bank, from 2002 to 2003. He was a Venture Capitalist with Pylonia Ventures, a Norwegian venture investments company, from 2000 to 2002. From 1996 to 2000, he was a Management Consultant for McKinsey & Company, a consulting firm. Mr. Krognes currently serves as a member of the boards of directors of Gritstone Oncology, a public biopharmaceutical company, and RLS Global, a Swedish life sciences company. He was a member of the board of directors and board executive committee of the California Life Sciences Association, an industry organization, from September 2010 to September 2015. Mr. Krognes received a B.S. in Economics from the Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School.  We believe Mr. Krognes’ experience in finance and the biotechnology industry provides him with the qualifications and skills to serve as a member of our board of directors.

Scott W. Morrison. Mr. Morrison has served as a member of our board of directors since December 2015. From 1996 to December 2015, Mr. Morrison was a Partner with Ernst & Young LLP, a public accounting firm, where he also served as U.S. Life Sciences Leader from 2002 to December 2015.  He also serves on the board of directors of Global Blood Therapeutics, Inc., a public biopharmaceutical company, since January 2016 and on the board of directors of Ideaya Biosciences, Inc., a public biopharmaceutical company, since July 2018.  Mr. Morrison has held roles on the boards of directors of numerous life sciences industry organizations. Since 1999, he has served on the board of directors of the Biotechnology Institute, a non-profit organization, where has also served on the audit committee since 2002. Mr. Morrison has previously served on the boards of directors of the Life Sciences Foundation, a biotechnology non-profit organization, the Bay Area Biosciences Association, a 501(c)(3) organization, and the Emerging Companies Section of the Biotechnology Innovation Organization, a trade organization. He received a B.S. in Business Administration from the University of California-Berkeley and is a certified public accountant (inactive). We believe Mr. Morrison’s experience in public accounting and the life sciences industry provides him with the qualifications and skills to serve as a member of our board of directors.

Ian T. Clark.  Mr. Clark has served as a member of our board of directors since January 2017.  Mr. Clark has more than 34 years of experience in the biotechnology and pharmaceutical industry, most recently serving as CEO and member of the board of directors for Genentech, until his retirement in December 2016.  During his seven-year tenure as CEO, Mr. Clark and his team brought eleven new medicines to market for patients fighting rheumatoid arthritis, idiopathic pulmonary fibrosis and various types of cancer. Ian was among the highest rated CEOs by Glassdoor, recognized as the Bay Area’s most admired CEO by the San Francisco Business Times and awarded the Honorable Mentor of the Year by the Heath Business Woman's Association.  Prior to joining Genentech, Mr. Clark held various positions of increasing responsibility at Novartis, Sanofi, Ivax and Searle, working in the USA, UK, Canada, Eastern Europe and France.  Currently, Mr. Clark is on the board of directors for Takeda Pharmaceutical Company Limited, Agios Pharmaceuticals, Inc., Guardant Health, Inc., Forty Seven, Inc., and Avrobio, Inc. He is an Operating Partner of Blackstone Life Sciences.  He is also on the BioFulcrum Board of the Gladstone Institute.  Mr. Clark previously served on the Boards of Shire, Kite Pharma, Dendreon, Solazyme and Vernalis. He was also on the Board of Biotechnology Industry Association and on the Economic Advisory Council of the 12th District of the Federal Reserve.  Mr. Clark received his Bachelor of Science in Biological Sciences and an Honorary Doctorate of Science from

Southampton University in the United Kingdom.  We believe Mr. Clark’s executive experience in the biopharmaceutical industry provides him with the qualifications and skills to serve as a member of our board of directors.

Elisha P. (Terry) Gould III. Mr. Gould has served as a member of our board of directors since November 2014.  Mr. Gould is currently a Partner and Head of Venture/Growth Equity Investments at Adams Street Partners, LLC, a global private equity firm, and has been employed by Adams Street Partners or its predecessor organizations since 1994. Mr. Gould has served on the board of Aptinyx Inc., a biopharmaceutical company, since July 2015 and currently serves on the boards of directors of several private biopharmaceutical and/or healthcare companies. Mr. Gould received an A.B. in Engineering Science from Dartmouth College and an M.B.A. from the Stanford University Graduate School of Business.  We believe Mr. Gould’s experience in the venture capital industry and as a director of several biopharmaceutical and/or healthcare companies provides him with the qualifications and skills to serve as a member of our board of directors.

Peter Thompson, M.D. Dr. Thompson has served as a member of our board of directors since November 2014.  Dr. Thompson currently serves as a Private Equity Partner at OrbiMed Advisors LLC, an investment firm focused on the healthcare sector, where he previously served as a Venture Partner. Dr. Thompson also serves as the chief executive officer of Silverback Therapeutics, Inc. In addition, Dr. Thompson currently serves on the board of directors of several public biopharmaceutical companies: Alpine Immune Sciences, Inc. since June 2016, Synthorx, Inc., since April 2018 and Prevail Therapeutics Inc. since August 2017. Dr. Thompson also currently serves on the board of directors of several private companies. Dr. Thompson is a board-certified internist and oncologist and has served as Affiliate Professor of Neurosurgery at the University of Washington since January 2010. Dr. Thompson co-founded and served as the chief executive officer of Trubion Pharmaceuticals, Inc., a biopharmaceutical company, from 2002 to 2009. Previously, Dr. Thompson served as a medical staff fellow at the National Cancer Institute from 1985 to 1992. Dr. Thompson holds a Sc. B. in Molecular Biology and Mathematics from Brown University and an M.D. from Brown University Medical School. We believe Dr. Thompson’s experience in management and venture capital in the biopharmaceutical industry provides him with the qualifications and skills to serve as a member of our board of directors.

Meetings of the Board of Directors, Board and Committee Member Attendance and Annual Meeting Attendance

The board of directors met four times and acted once by unanimous written consent during the fiscal year ended December 31, 2019. The audit committee met five times, the compensation committee met two times and the nominating and corporate governance committee met one time. Each member of the board of directors attended at least 75% of the aggregate number of meetings of our board of directors, and of the committees on which he or she served, held during the last fiscal year.

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

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day‑to‑day business operations. Management discusses strategic and operational risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The audit committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. Our nominating and governance committee monitors the effectiveness of our corporate governance guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk‑taking.

Committees of the Board of Directors

Our board of directors has the following standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below.

					Nominating and Corporate
Name	Audit		Compensation		Governance
Richard A. Miller, M.D.	—		—		—
Linda S. Grais, M.D. J.D.	X		—		X
Scott W. Morrison	X	(1)	X		—
Steve E. Krognes	X		X		—
Peter Thompson, M.D.	—		X	(1)	—
Elisha P. (Terry) Gould III	—		—		X	(1)
Ian T. Clark	—		X		X
Total meetings in 2019	5		2		1

(1) Committee Chairman.

Below is a description of each committee of the board of directors.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	appoints our independent registered public accounting firm;
•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;

•	determines the engagement of the independent registered public accounting firm;
•	reviews and approves the scope of the annual audit and the audit fee;
•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•	approves the retention of the independent registered public accounting firm to perform any proposed permissible audit and non‑audit services;
•	monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;
•

is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•	reviews our critical accounting policies and estimates; and
•	annually reviews the audit committee charter and the audit committee’s performance.

The current members of our audit committee are Mr. Krognes, Dr. Grais and Mr. Morrison. Mr. Morrison serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that Mr. Morrison and Mr. Krognes are audit committee financial experts as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our board of directors has determined that each of the members of our audit committee is independent under the applicable rules of Nasdaq. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq which is available on our corporate website at www.corvuspharma.com.

Compensation Committee

Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and sets or makes recommendations to our board of directors regarding the compensation of our Chief Executive Officer and other executive officers. The compensation committee also reviews and makes recommendations to our board of directors regarding director compensation. In addition, the compensation committee reviews and approves or makes recommendations to our board of directors regarding our incentive compensation and equity‑based plans. The compensation committee periodically reviews and evaluates the performance of the compensation committee and its members and must annually review and reassess the compensation committee charter and recommend any changes to our board of directors.

The current members of our compensation committee are Mr. Clark, Mr. Krognes, Mr. Morrison, and Dr. Thompson. Dr. Thompson serves as the chairperson of the committee. Each of the members of our compensation committee is independent under the applicable rules and regulations of Nasdaq. Each of Mr. Clark, Mr. Krognes, and Mr. Morrison is also a “non‑employee director” as defined in Rule 16b‑3 under the Exchange Act. Dr. Thompson will not be a “non‑employee director” if OrbiMed Private Investments V, LP continues to own more than ten percent (10%) of our capital stock. In such event and until such time as the compensation committee is comprised solely of “non‑employee directors,” equity compensation awards to directors and executive officers will be approved by our board of directors. The compensation committee operates under a written charter which is available on our corporate website at www.corvuspharma.com.

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

The current members of our nominating and corporate governance committee are Mr. Clark, Mr. Gould and Dr. Grais. Mr. Gould serves as the chairperson of the committee. Each of the members of our nominating and corporate governance committee is an independent director under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence. The nominating and corporate governance committee operates under a written charter which is available on our corporate website at www.corvuspharma.com.

The nominating and corporate governance committee will consider director candidates recommended by stockholders. For a stockholder to make any recommendation or nomination for election to the board of directors at an annual meeting, the stockholder must provide notice to the Company, which notice must be delivered to, or mailed and received at, the Company’s principal executive offices not less than 90 days and not more than 120 days prior to the one‑year anniversary of the preceding year’s annual meeting, or, if later, the 10th day following the date on which public disclosure of the date of such annual meeting is made. Further updates and supplements to such notice may be required at the times, and in the forms, required under our bylaws. As set forth in our bylaws, submissions must include the name and address of the proposed nominee, information regarding the proposed nominee that is required to be disclosed in a proxy statement or other filings in a contested election pursuant to Section 14(a) under the Exchange Act, information regarding the proposed nominee’s indirect and direct interests in shares of the Company’s common stock, and a completed and signed questionnaire, representation and agreement of the proposed nominee. Our Bylaws also specify further requirements as to the form and content of a stockholder’s notice. We recommend that any stockholder wishing to make a nomination for director review a copy of our Bylaws, as amended and restated to date, which is available, without charge, from our Secretary, Corvus Pharmaceuticals, Inc., 863 Mitten Road, Suite 102, Burlingame, CA 94010.

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
•

experience in corporate management, operations or finance, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly‑traded company in today’s business environment;

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

Material Changes to Nominee Recommendation Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board in 2019.

Information about our Executive Officers

The following sets forth information about our executive officers as of January 31, 2020.

Name	Position	Age
Richard A. Miller, M.D.	President, Chief Executive Officer and Chairman of the Board	68
Joseph J. Buggy, Ph.D.	Executive Vice President, Discovery Research	53
Daniel W. Hunt, J.D.	Senior Vice President and Chief Business Officer	58
William B. Jones, Ph.D.	Senior Vice President, Pharmaceutical Development	55
Leiv Lea	Chief Financial Officer	66
Mehrdad Mobasher, M.D. M.P.H.	Vice President and Chief Medical Officer	47
Erik J. Verner, Ph.D.	Vice President, Chemistry Research	55

The following is biographical information as of January 31, 2020 for our executive officers other than Richard A. Miller, M.D., whose biographical information is included in the section above titled “Information about our Board of Directors.”

Joseph J. Buggy, Ph.D., Executive Vice President, Discovery Research.  Mr. Buggy has served as our Executive Vice President, Discovery Research since November 2014 and previously served as a member of our board of directors from January 2014, when he co-founded the Company, to November 2014. From 2006 to August 2013, Dr. Buggy held several positions with Pharmacyclics, Inc., a biopharmaceutical company, including, most recently, Vice President, Research. From 2001 to 2006, Dr. Buggy held several positions with Celera Genomics Corporation, a biotechnology company, where he was most recently Director and, prior to that, Principal Scientist. Dr. Buggy served as Senior Scientist and, later, Group Leader, at Axys Pharmaceuticals, Inc., a biotechnology company, from 1996 to 2001.

From 1993 to 1996, Dr. Buggy was Scientist for Bayer Pharmaceuticals Corporation, a subsidiary of Bayer HealthCare AG, a health care company. Dr. Buggy received a B.S. in Microbiology from the University of Pittsburgh and a Ph.D. in Molecular, Cellular, and Development Biology from Indiana University.

 Daniel W. Hunt, J.D., Senior Vice President and Chief Business Officer.  Mr. Hunt has served as our Senior Vice President and Chief Business Officer since December 2017. Prior to joining the Company, Mr. Hunt served as General Counsel and Vice President of Corporate Development at CoMentis, Inc., a biotechnology company, from July 2009 to September 2016. Mr. Hunt was an Associate General Counsel at Genentech, Inc. from 2003 to 2009 and prior to that held senior legal and transactional positions at Abgenix, Inc., Roche Molecular Systems, Inc. and Chiron Corporation. Mr. Hunt received a B.S in Biology from the University of Colorado at Boulder and his J.D. from the Boalt Hall School of Law at the University of California, Berkeley.

William B. Jones, Ph.D., Senior Vice President, Pharmaceutical Development. Dr. Jones has served as our Vice President, Pharmaceutical Development since December 2014. Dr. Jones was Director of Global Regulatory Affairs in the oncology business unit of Sanofi US, LLC, a pharmaceutical company, from December 2012 to December 2014. From 2008 to March 2012, Dr. Jones was Director of Project Management & Regulatory at Pharmacyclics, Inc., a biopharmaceutical company. Dr. Jones served as Associate Director of Development for Plexxikon, Inc., a pharmaceutical company, from 2005 to 2007. From 2002 to 2005, he was Senior Project Manager at Vertex Pharmaceuticals, Inc., a biotechnology company. Dr. Jones received a B.S. and a Ph.D. in Chemistry from the University of Cincinnati and an M.B.A. from Babson College. He completed a post‑doctoral fellowship at the University of Oxford.

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

Mehrdad Mobasher, M.D., M.P.H., Vice President, Chief Medical Officer. Dr. Mobasher has served as our Vice President and Chief Medical Officer since January 2019. Prior to joining the Company, Dr. Mobasher was employed by Genentech/Roche from August 2010 to January 2019, most recently as a Group Medical Director and Development Lead for venetoclax. He has also served as an adjunct clinical faculty member in the Division of Medical Oncology at Stanford University from September 2011 to September 2012.  Dr. Mobasher received an M.D. from Tehran University of Medical Sciences, and an M.P.H. in general epidemiology from the School of Public Health at the University of Michigan. He completed an internship and residency in internal medicine at the University of California, Irvine, and post-doctoral fellowships in hematology and medical oncology at Stanford University.

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

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2019, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner.

Item 11. Executive Compensation

Director Compensation

Director Compensation Table—Year Ended December 31, 2019

The following table presents information regarding the compensation paid for the fiscal year ended December 31, 2019 to members of our board of directors who are not also employed by us or any of our subsidiaries (our non-employee directors). The compensation paid to Richard A. Miller, who is also our president and chief executive officer, is set forth in the section titled “Executive Compensation” below. Dr. Miller was not entitled to receive additional compensation for his service as a director:

	FEES
	EARNED OR	OPTION
	PAID IN CASH	AWARDS(1)	TOTAL
NAME	($)	($)	($)
Ian T. Clark	45,000	38,552	83,552
Elisha P. (Terry) Gould III	43,000	38,552	81,552
Linda S. Grais, M.D. J.D. (2)	32,667	123,622	156,289
Steve E. Krognes	51,000	38,552	89,552
Peter Moldt, Ph.D. (3)	—	—	—
Scott W. Morrison	61,000	38,552	99,552
Peter Thompson, M.D.	47,000	38,552	85,552

(1)

Amounts reported in the Option Awards column represent the grant date fair values of stock options calculated in accordance with Financial Account Standards Board (FASB) ASC Topic 718, Compensation—Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 8, Stock Option Plans, to our audited financial statements included in this report on Form 10-K for the year ended December 31, 2019. Other than in the case of Dr. Grais, during fiscal year 2019, each non-employee director was granted one option grant of 15,000 shares on June 20, 2019 with the aggregate grant date fair value set forth in the table above. As of December 31, 2019, our non-employee directors held outstanding options to purchase shares of our common stock as follows: Mr. Clark, 75,000; Mr. Gould, 75,000; Ms. Grais, 45,000; Mr. Krognes, 75,000; Mr. Morrison, 75,000; and Dr. Thompson, 75,000. Other than these options, none of our non-employee directors held any other equity awards in the Company on that date.

(2)

Dr. Grais was appointed as a director in January 2019 and received two option grants during fiscal year 2019, an option for 30,000 shares granted on January 28,2019 with an aggregate grant date fair value of $85,069 and an option for 15,000 shares granted on June 20, 2019 with an aggregate grant date fair value of $38,553.

(3)	Dr. Moldt resigned from our board of directors on January 28, 2019.

Director Compensation

In December 2015, our board of directors approved a compensation policy for our non‑employee directors (the “Director Compensation Program”). Pursuant to our Director Compensation Program, our non‑employee directors are entitled to cash compensation, paid quarterly in arrears, as follows:

•	Each non‑employee director is entitled to receive an annual cash retainer in the amount of $35,000.
•	The chairperson of the board is entitled to receive additional annual cash compensation of $30,000 for such chairperson’s service on the board of directors.
•

The chairperson of the audit committee is entitled to receive additional annual cash compensation in the amount of $20,000 for such chairperson’s service on the audit committee. Each non‑chairperson member of the audit committee is entitled to receive additional annual cash compensation in the amount of $10,000 for such member’s service on the audit committee.

•

The chairperson of the compensation committee is entitled to receive additional annual cash compensation in the amount of $12,000 for such chairperson’s service on the compensation committee. Each non‑chairperson member of the compensation committee is entitled to receive additional annual cash compensation in the amount of $6,000 for such member’s service on the compensation committee.

•

The chairperson of the nominating and corporate governance committee is entitled to receive additional annual cash compensation in the amount of $8,000 for such chairperson’s service on the nominating and corporate governance committee. Each non‑chairperson member of the nominating and corporate governance committee is entitled to receive additional annual cash compensation in the amount of $4,000 for such member’s service on the nominating and corporate governance committee.

In addition, unless waived in advance, under the Director Compensation Program, each non‑employee director who is elected or appointed to our board of directors will automatically be granted an option to purchase 30,000 shares of our common stock upon the director’s initial appointment or election to our board of directors, referred to as the Initial Grant. In addition, unless waived in advance, each non‑employee director who is serving on our board of directors immediately following an annual stockholder’s meeting will automatically be granted an annual option to purchase 15,000 shares of our common stock on the date of such annual stockholder’s meeting, referred to as the Annual Grant. The Initial Grant will vest as to 1/3rd of the shares subject to the Initial Grant on each anniversary of the applicable grant date, subject to continued service through the applicable vesting date. The Annual Grant will vest as to all of the shares subject to the Annual Grant on the earlier of the first anniversary of the applicable grant date or the next annual stockholders’ meeting, subject to continued service through the vesting date. All equity awards, including any Initial Grants and Annual Grants, held by our non‑employee directors will vest in full immediately prior to the occurrence of a change in control.

Executive Compensation

This section discusses the material components of our executive compensation program and compensation for our named executive officers (“NEOs”) for the year ended December 31, 2019. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. In addition, as an emerging growth company, we are not required to hold an advisory vote to approve the compensation of our named executive officers, or “say‑on‑pay” vote.

Our NEOs for the year ended December 31, 2019 are:

•	Richard A. Miller, M.D., President and Chief Executive Officer;

•	Leiv Lea, Chief Financial Officer; and
•	Mehrdad Mobasher, Vice President and Chief Medical Officer.

Summary Compensation Table

The following table sets forth information for each of the last two completed fiscal years regarding compensation awarded to our NEOs.

						Non‑equity
						Incentive
		Base		Stock	Option	plan	All other
	Fiscal	salary		awards	awards	compensation	compensation	Total
Name and principal position	year	($)	Bonus($)(3)	($)	($)(1)	($)	($) (2)	($)
Richard A. Miller, M.D.	2019	300,000	—	—	795,039	—	3,000	1,098,039
President and Chief Executive Officer	2018	300,000	—	—	1,056,352	—	3,000	1,359,352
Leiv Lea	2019	349,308	—	—	397,520	—	3,000	749,828
Chief Financial Officer	2018	319,342	—	—	422,540	—	3,000	744,882
Mehrdad Mobasaher, M.D.	2019	406,731	245,000	—	702,425	—	3,000	1,357,156
Vice President and Chief Medical Officer

(1)

The amounts reported in this column reflect the grant date fair values of stock options granted to the named executive officers calculated in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 8, Stock Option Plans, to our audited financial statements included in this report on Form 10-K for the year ended December 31, 2019.

(2)	For 2019, each named executive officer’s other compensation includes a $3,000 401(k) matching contribution.
(3)	Reflects a $200,000 sign-on bonus and a discretionary bonus in the amount of $45,000 to be paid in 2020 for 2019 performance.

Outstanding Equity Awards at December 31, 2019

The following table presents information regarding the outstanding stock options and stock awards held by each of the named executive officers as of December 31, 2019.

			Option Awards
			Number of		Option
	Vesting		Securities Underlying		Exercise	Option
	Commencement		Unexercised Options (#)		Price	Expiration
Name	Date		Exercisable	Unexercisable	($)	Date
Richard A. Miller, M.D.	3/22/2016	(1)(2)	500,000	—	15.00	3/21/2026
	12/7/2016	(1)	120,000	40,000	16.37	12/6/2026
	12/13/2017	(1)	62,501	62,499	10.60	12/12/2027
	12/12/2018	(1)	62,500	187,500	5.94	12/11/2028
	12/12/2019	(1)	—	320,000	3.54	12/11/2029
Leiv Lea	3/22/2016	(1)	56,250	3,750	15.00	3/21/2026
	12/7/2016	(1)	18,750	6,250	16.37	12/6/2026
	12/13/2017	(1)	20,000	20,000	10.60	12/12/2027
	12/12/2018	(1)	25,000	75,000	5.94	12/11/2028
	12/12/2019	(1)	—	160,000	3.54	12/11/2029
Mehrdad Mobasher, M.D.	1/28/2019	(3)	—	210,000	3.88	1/27/2029
	12/12/2019	(1)	—	50,000	3.54	12/12/2029

(1)	This option vests monthly over 48 months from the vesting commencement date, subject to the named executive officer’s continued service to us through the vesting date.
(2)

This option is immediately exercisable, provided that any shares acquired prior to vesting are subject to a right of repurchase in favor of the Company in the event the named executive officer terminates employment with us prior to vesting.

(3)

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

Base Salaries and Annual Bonuses

Our NEOs receive a base salary to compensate them for services rendered to our company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.  In December 2018, our board of directors set each of Dr. Miller’s and Mr. Lea’s annual base salary for 2019 at $300,000 and $350,000, respectively . Dr. Mobasher’s joined the Company in February 2019.  Pursuant to Dr. Mobasher’s offer letter, he received a base salary of $450,000 per year. In addition to his salary, he received a sign-on bonus of $200,000 that was paid on a periodic basis through November 2019.  In December 2019, our board of directors approved increasing Mr. Lea’s annual base salary to $360,500 and Dr. Mobasher’s annual base salary to $463,500 effective as of January 1, 2020. Dr. Miller’s annual base salary remains at $300,000.  Our named executive officers are eligible to receive annual performance-based bonuses in the discretion of the board of directors. In December 2019, the board of directors granted Dr. Mobasher a bonus of $45,000 to be paid in 2020.

Equity Awards

In December 2019, the board of directors granted to Dr. Miller, Mr. Lea, and Dr. Mobasher options to purchase 320,000, 160,000 and 50,000 shares of our common stock, respectively, with an exercise price of $3.54 per share, which vest as to 1/48th of the shares underlying the option on each monthly anniversary of December 12, 2019, subject to the executive’s continued service to us.

Employment, Severance and Change in Control Arrangements

We are party to an employment agreement or offer letter with each of Dr. Miller, Mr. Lea and Dr. Mobasher, which sets forth the terms of their employment as our President and Chief Executive Officer, Chief Financial Officer and Vice President and Chief Medical Officer, respectively. These agreements provided for initial base salaries, eligibility for annual discretionary bonuses and the grants of discretionary equity awards, and standard benefit plan participation.

Change in Control and Severance Benefits.

Pursuant to Dr. Miller’s and Mr. Lea’s employment agreements and Dr. Mobasher’s change in control severance agreement, in the event that the executive’s employment is terminated by us other than for “cause,” or by the executive for “good reason” (each as defined below) at any time other than during the three month period prior to and twelve month period immediately following a change in control of the Company, the executive is entitled to receive (i) severance payments in an amount equal to nine, or, in the case of Dr. Miller, twelve, months of his then‑existing base salary; and (ii) continued healthcare coverage for the earlier of nine, or, in the case of Dr. Miller, twelve, months, or the date the executive and his dependents, if any, become eligible for healthcare coverage under another employer’s plan(s). In addition, each outstanding equity award that vests subject to the executive’s continued employment will automatically become vested, and, if applicable, all restrictions thereon will lapse, in each case, with respect to (i) in the case of Mr. Lea and Dr. Mobasher, the number of shares that would have vested in the nine month period following such termination had the executive remained employed or (ii) in the case of Dr. Miller, 100% of the number of shares that would have vested following such termination.

Furthermore, pursuant to Dr. Miller’s and Mr. Lea’s employment agreements, as amended and restated, and Dr. Mobasher’s employment agreement, in the event that the executive’s employment is terminated by us other than for “cause”, or by the executive for “good reason” (each as defined below) during the twelve month period immediately following a change in control of the Company, the executive is entitled to receive (i) severance payments in an amount equal to the sum of twelve, or in the case of Dr. Miller, eighteen, months of his then‑existing base salary plus 100%, or, in the case of Dr. Miller, 150%, of his target bonus opportunity, payable in a cash lump sum, less applicable withholdings; and (ii) continued healthcare coverage until the earlier of twelve, or in the case of Dr. Miller, eighteen, months following termination, or the date the executive and his dependents, if any, become eligible for healthcare coverage under another employer’s plan(s). In addition, for Mr. Lea and Dr. Mobasher, each outstanding equity award that vests subject to executive’s continued employment will automatically become vested, and, if applicable, all restrictions thereon will lapse, in each case, with respect to 100% of the shares subject thereto. For Dr. Miller, immediately following a change in control of the Company, each outstanding unvested equity award will automatically become vested and, if applicable, all restrictions thereon will lapse, in each case, with respect to 100% of the shares subject thereto.

Any such severance payments and accelerated vesting are subject to the executive’s timely execution and non‑revocation of a general release of claims against us and our affiliates.

With respect to each of Dr. Miller’s, Mr. Lea’s and Dr. Mobasher’s employment agreements:

•

“Cause” generally means, subject to certain notice requirements and cure rights, the occurrence of any of the following events, as determined by our board of directors or a committee designated by our board, in its sole discretion: the executive’s (i) commission of any felony or any crime involving fraud, dishonesty, or moral turpitude under the laws of the United States or any state thereof; (ii) attempted commission of, or participation in, a fraud or act of dishonesty against us; (iii)intentional, material violation of any contract or agreement with us or of any statutory duty owed to us; (iv) unauthorized use or disclosure of our confidential information or trade secrets; (v) gross misconduct; or, with respect to Dr. Miller’s employment agreement, (vi) willful failure to perform his duties and responsibilities to us.

•

“Good Reason” means, subject to certain notice requirements and cure rights, the executive’s resignation from all positions he then holds with us if (i) there is a material diminution in his duties and responsibilities with us; provided, however, that a change in title or reporting relationship will not constitute good reason;

(ii) there is a material reduction of his base salary; provided, however, that a material reduction in base salary pursuant to a salary reduction program affecting all or substantially all of our employees and that does not adversely affect the executive to a greater extent than other similarly situated employees shall not constitute good reason; or (iii) the executive is required to relocate his primary work location to a facility or location that would increase his one‑way commute distance by more than twenty‑five (25) miles from his primary work location as of immediately prior to such change.

Pursuant to their respective agreements, our named executive officers are bound by certain restrictive covenants, including covenants relating to confidentiality and/or assignment of intellectual property rights. In addition, Dr. Miller and Mr. Lea are bound by covenants not to solicit our officers or employees during employment and for a specified period following termination of employment. Each named executive officer is also bound by a covenant not to disparage us or our employees, clients, directors or agents or divert or attempt to divert any of our actual or potential business.

Defined Contribution Plan

We maintain a 401(k) retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Internal Revenue Code, on a pre‑tax or after‑tax (Roth) basis through contributions to the 401(k) plan. In 2019, we matched 100% of each participant’s contribution to our 401(k) plan up to a maximum match of $3,000 per participant. We believe that providing a vehicle for tax‑deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Perquisites

We provide limited perquisites and other personal benefits to our named executive officers, including the payment of life insurance premiums to the same extent provided to our other employees. We do not view these benefits as a significant component of our executive compensation program.

The Compensation Committee monitors our compensation programs on an annual basis and expects to make modifications as necessary to address any changes in our business or risk profile.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2020, by: (i) each of our directors; (ii) each of our named executive officers as set forth in the summary compensation table above; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. This table is based upon information supplied by officers, directors and principal stockholders and Forms 3, Forms 4, Forms 5 and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and dispositive power with respect to the shares indicated as beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 2020 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Applicable percentages are based on 27,953,233 shares outstanding on January 31, 2020, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Corvus Pharmaceuticals, Inc., 863 Mitten Road, Suite 102, Burlingame, CA 94010.

	Shares of Common Stock Beneficial Ownership
		Securities	Number of
		Exercisable	Shares
		Within	Beneficially
Name of Beneficial Owner	Common Stock	60 Days	Owned	Percent of Total
5% and Greater Stockholders
OrbiMed Private Investments V, L.P.(1)	6,767,584	—	6,767,584	24.21%
Entities affiliated with Adams Street Partners(2)	3,275,616	—	3,275,616	11.72%
BVF, Inc.(3)	1,627,568	1,293,609	2,921,177	9.99%
Novo Holdings A/S(4)	2,927,560	—	2,927,560	10.47%
Named Executive Officers and Directors
Richard A. Miller, M.D.(5)	1,178,515	798,439	1,976,954	6.88%
Ian T. Clark(6)	—	60,000	60,000	*
Elisha P. (Terry) Gould III(7)	3,275,616	60,000	3,335,616	11.91%
Linda S. Grais, M.D. J.D.(8)	—	10,000	10,000	—
Steve E. Krognes(9)	—	60,000	60,000	*
Scott W. Morrison(10)	—	60,000	60,000	*
Peter Thompson, M.D.(11)	6,767,584	60,000	6,827,584	24.37%
Leiv Lea(12)	199,406	144,064	343,470	1.22
Mehrdad Mobasher, M.D.(13)	—	64,375	64,375	*
All executive officers and directors as a group (13 persons)(14)	11,949,853	1,844,799	13,794,652	46.29%

* Denotes ownership percentage less than one percent.

(1)

As reported on a Form 4 filed with the SEC on August 8, 2019 by Peter A. Thompson, M.D., these securities are held of record by OrbiMed Private Investments V, LP ("OPI V"). OrbiMed Capital GP V LLC ("GP V") is the sole general partner of OPI V, and OrbiMed Advisors LLC ("Advisors"), a registered adviser under the Investment Advisors Act of 1940, as amended, is the sole managing member of GP V. By virtue of such relationships, GP V and Advisors may be deemed to have voting and investment power with respect to the securities held by OPI V noted above and as a result may be deemed to beneficially own such securities for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Advisors exercised this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the Shares held by OPI V. Peter Thompson, M.D., a member of our board of directors, is an employee of Advisors. Each of GP V, Advisors and Dr. Thompson,  disclaims beneficial ownership of the shares held by OPI V, except to the extent of its or his pecuniary interest therein, if any. Dr. Thompson is obligated to transfer all stock options or other awards of equity-based compensation arrangements for non-employee directors received to OPI V. The address of OrbiMed Advisors is 601 Lexington Avenue (at 53rd Street), 54th Floor, New York, NY 10022 4629.

(2)

As reported on a Form 4 filed with the SEC on June 24, 2019 by Adams Street Partners, LLC. Consists of (a)  69,864 shares held by Adams Street 2015 Direct Venture/Growth Fund LP ("AS 2015"), 236,128 shares held by Adams Street Venture/Growth Fund VI LP ("ASVG VI"), 67,769 shares held by Adams Street 2016 Direct Venture/Growth Fund LP ("AS 2016"), 87,668 shares held by Adams Street 2017 Direct Venture/Growth Fund LP ("AS 2017"), 126,806 shares held by Adams Street 2018 Direct Venture/Growth Fund LP ("AS 2018"), 694,854 shares held by Adams Street 2011 Direct Fund LP ("AS 2011"), 715,361 shares held by Adams Street 2012 Direct Fund LP ("AS 2012"), 541,133 shares held by Adams Street 2013 Direct Fund LP ("AS 2013") and 736,033 shares held by Adams Street 2014 Direct Fund LP ("AS 2014"). Elisha P. Gould, a member of our board of directors, is a partner of Adams Street Partners, LLC. Adams Street Partners, LLC, as the managing member of the general partner of the general partner of AS 2015, ASVG VI, AS 2016, AS 2017, AS2018, AS2011, AS2012, AS2013 and AS2014, may be deemed to beneficially own the shares held by AS 2015, ASVG VI, AS 2016, AS 2017, AS2018, AS2011, AS2012, AS2013 and AS2014. Thomas S. Bremner, Jeffrey T. Diehl, Elisha P. Gould, Robin Murray, Fred Wang and Michael R. Zappert, each of whom is a partner of Adams Street Partners, LLC (or a subsidiary thereof), may be deemed to have shared voting and investment power over the shares held by AS 2015, ASVG VI, AS 2016, AS 2017, AS2018AS 2011, AS 2012, AS 2013 and AS 2014. Adams Street Partners, LLC and Thomas S. Bremner, Jeffrey T. Diehl, Elisha P. Gould, Robin Murray, Fred Wang and Michael R. Zappert disclaim beneficial ownership of the shares held by each of AS 2015, ASVG VI, AS 2016, AS 2017, AS2018AS 2011, AS 2012, AS 2013 and AS 2014 except to the extent of their pecuniary interest therein. The address of Adams Street Partners, LLC is One North Wacker Drive, Suite 2700, Chicago, IL 60606 2823.

(3)

As reported on a Form 13 G/A filed with the SEC on February 18, 2020 by Biotechnology Value Fund, L.P. (BVF). As of the close of business on December 31, 2019, BVF held 1,458,000 Warrants exercisable for an aggregate of 1,458,000 Shares (the “Warrants”). The Warrants may not be exercised if, after such exercise, BVF would beneficially own, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, more than 9.99% of the number of Shares then issued and outstanding (the “Beneficial Ownership Limitation”). Such Warrants have an initial exercise price of $0.0001 per share, subject to adjustment pursuant to the terms of the Warrants. As of December 31, 2019, the Beneficial Ownership Limitation limits the aggregate exercise of the Warrants by the Reporting Persons to 1,293,609 out of the 1,458,000 Shares underlying the Warrants owned by the Reporting Persons in the aggregate. In providing beneficial ownership described herein, the Reporting Persons have assumed 746,000 out of 746,000 Warrants owned by BVF would be exercised, 547,609 out of 606,000 Warrants owned by BVF2 would be exercised, and zero out of 106,000 Warrants owned by Trading Fund OS would be exercised. As of the close of business on December 31, 2019, (i) BVF beneficially owned 1,559,939 Shares, including 746,000 Shares issuable upon the exercise of certain Warrants, (ii) BVF2 beneficially owned 1,155,971 Shares, including 547,609 Shares issuable upon the exercise of certain Warrants and (iii) Trading Fund OS beneficially owned 107,396 Shares. BVF GP, as the general partner of BVF, may be deemed to beneficially own the 1,559,939 Shares beneficially owned by BVF. BVF2 GP, as the general partner of BVF2, may be deemed to beneficially own the 1,155,971 Shares beneficially owned by BVF2. Partners OS, as the general partner of Trading Fund OS, may be deemed to beneficially own the 107,396 Shares beneficially owned by Trading Fund OS.  BVF GPH, as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the 2,715,910 Shares beneficially owned in the aggregate by BVF and BVF2. Partners, as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 2,921,177 Shares beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and a certain Partners managed account (the “Partners Managed Account”), including 97,871 Shares held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 2,921,177 Shares beneficially owned by Partners. The address of Biotechnology Value Fund, L.P. is 44 Montgomery Street, 40th Floor, San Francisco, California 94104.

(4)	As reported on a Form 13F-HR filed with the SEC on February 14, 2020 by Novo Holdings A/S. The address of Novo A/S is Tuborg Havnevej 19, 2900 Hellerup, Denmark.
(5)

Consists of 1,178,515 shares of common stock held by Richard A. Miller and Sandra J. Horning, Trustees of the Miller Horning Family Trust u/a/d January 25, 1985 (Miller Horning Trust), and 798,439 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of January 31, 2020. Dr. Miller has shared voting, investment and dispositive power over the shares held by the Miller Horning Trust.

(6)	Consists of 60,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(7)

Consists of 69,864 shares held directly by Adams Street 2015 Direct Venture/Growth Fund LP, 236,128 shares held by Adams Street Venture/Growth Fund VI LP, 67,769 shares held by Adams Street 2016 Direct Venture/Growth Fund LP, 87,668 shares held by Adams Street 2017 Direct Venture/Growth Fund LP, 126,806 shares held by Adams Street 2018 Direct Venture/Growth Fund LP, 694,854 shares held by Adams Street 2011 Direct Fund LP, 715,361 shares held by Adams Street 2012 Direct Fund LP, 541,133 shares held by Adams Street 2013 Direct Fund LP and 736,033 shares held by Adams Street 2014 Direct Fund LP and 60,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of January 31, 2020. Mr. Gould disclaims beneficial ownership of the shares listed in footnote (2), except to the extent of his pecuniary interest therein.

(8)	Consists of 10,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(9)	Consists of 60,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(10)	Consists of 60,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(11)

Consists of 6,767,584 shares of our common stock held by OrbiMed Private Investments V, L.P. (“OrbiMed”). Dr. Thompson disclaims beneficial ownership of the shares held by OrbiMed except to the extent of his pecuniary interest therein. Also consists of 60,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.

(12)

Consists of 149,206 shares of our common stock held by Mr. Lea and Deborah Karlson, Trustees of the Karlson Lea Family Trust UTA dated February 11, 1998 (Karlson Lea Trust), 50,200 shares of our common stock held by the Leiv Lea IRA Contributory and 144,064 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of January 31, 2020. Mr. Lea has shared voting, investment and dispositive power over the shares held by the Karlson Lea Trust.

(13)	Consists of 64,375 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(14)	Includes 11,949,853 shares of our common stock and 1,844,799 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2019.

Number of
shares
remaining
	Number of		available for
	shares to be	Weighted‑	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan category	rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)(2)(3)	5,643,410	$8.05	2,104,183	(4)
Equity compensation plans not approved by stockholders	—	—	—
Total	5,643,410	$8.05	2,104,183

(1)

Consists of 6,767,584 shares of our common stock held by OrbiMed Private Investments V, L.P. (“OrbiMed”). Dr. Thompson disclaims beneficial ownership of the shares held by OrbiMed except to the extent of his pecuniary interest therein. Also consists of 60,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.

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

(4)	Includes 400,000 shares available for issuance under the 2016 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related party transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S‑K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related party had, has or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related party. As provided by our related party transaction policy, our audit committee will be responsible for reviewing and approving in advance the related party transactions covered by our related party transaction policies and procedures.

Certain Related Party Transactions

We describe below transactions and series of similar transactions since January 1, 2019, to which we were a party or will be a party, in which (i) the amounts involved exceeded or will exceed $120,000 and (ii) any of our directors, executive officers, holders of more than five percent of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Director and Executive Officer Agreements and Compensation

See the sections titled “Director Compensation” and “Executive Compensation” for more information regarding compensation of our directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see the section titled “Executive Compensation.”

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

Investors’ Rights Agreement

We are party to an amended and restated investors’ rights agreement, dated as of September 16, 2015, pursuant to which certain of our stockholders, including certain holders of five percent (5%) or more of our capital stock and entities affiliated with certain of our directors, have the right to demand that we file a registration statement for their shares of our common stock or request that their shares of our common stock be covered by a registration statement that we are otherwise filing. As of December 31, 2019, the holders of approximately 10 million shares of our common stock are entitled to rights with respect to the registration of such shares under the Securities Act.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees And Services

The following table represents aggregate fees billed or to be billed to us for fiscal years ended December 31, 2019 and 2018, respectively, by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal Year Ended
	December 31,
	2019	2018
Audit Fees(1)	$551,000	$625,226
Audit‑Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	900	900
Total	$551,900	$626,126

(1)

Audit Fees. This category consists of fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, assistance with registration statements filed with the SEC and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees for 2018 included fees associated with our follow-on offering in March 2018.

(2)	Audit-Related Fees. This category consists of fees for professional services rendered that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax Fees. This category consists of fees for services provided for tax consultation services.
(4)	All Other Fees. This category consists of fees for all other services that are not reported above.

All fees described above were approved by our board of directors or the audit committee of the board of directors.

Pre-Approval Policies and Procedures

The audit committee has adopted policies and procedures for the pre‑approval of audit and non‑audit services provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy generally requires pre‑approval for specified services in the defined categories of audit services, audit‑related services and tax services. The pre‑approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

The audit committee reviews both audit and non‑audit services performed by PricewaterhouseCoopers LLP and the fees charged for such services. Among other things, the audit committee reviews non‑audit services proposed to be provided by PricewaterhouseCoopers LLP and pre‑approve such services only if they are compatible with maintaining PricewaterhouseCoopers LLP’s status as an independent registered public accounting firm. All services provided by PricewaterhouseCoopers LLP in 2019 and 2018 were pre‑approved by our board of directors or the audit committee after review of each of the services proposed for approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10‑K under Item 8 “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8‑K	3/29/2016	3.1
3.2	Amended and Restated Bylaws.	8‑K	3/29/2016	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S‑1	1/4/2016	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S‑1/A	2/8/2016	4.3
4.4	Form of Warrant	8-K	11/12/2019	4.1
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1(a)	Office Lease, dated as of January 27, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE‑819/863 Mitten Road, LLC.	S‑1	1/4/2016	10.2(a)
10.1(b)	First Amendment to Office Lease, dated as of March 19, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE‑819/863 Mitten Road, LLC.	S‑1	1/4/2016	10.2(b)
10.1(c)	Second Amendment to Office Lease, dated as of August 20, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE‑819/863 Mitten Road, LLC	S‑1	1/4/2016	10.2(c)
10.1(d)	Third Amendment to Office Lease, dated as of June 27, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE‑819/863 Mitten Road, LLC.	10‑Q	8/4/2016	10.1(d)
10.1(e)	Fourth Amendment to Office Lease, dated as of August 15, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE‑819/863 Mitten Road, LLC.	10‑Q	11/3/2016	10.1(e)
10.1(f)	Fifth Amendment to Office Lease, dated as of March 2, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE‑819/863 Mitten Road, LLC.	10‑Q	5/3/2018	10.3
10.1(g)	Sixth Amendment to Office Lease, dated as of April 5, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE‑819/863 Mitten Road, LLC.	10‑Q	8/2/2018	10.2
10.1(h)	Seventh Amendment to Office Lease, dated as of October 11, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE‑819/863 Mitten Road, LLC.	10-K	3/7/2019	10.1(h)
10.2(a)#	2014 Equity Incentive Plan.	S‑1	1/4/2016	10.4(a)
10.2(b)#	Amendment to the 2014 Equity Incentive Plan, dated November 26, 2014.	S‑1	1/4/2016	10.4(b)
10.2(c)#	Amendment to the 2014 Equity Incentive Plan, dated July 24, 2015.	S‑1	1/4/2016	10.4(c)
10.2(d)#	Amendment to the 2014 Equity Incentive Plan, dated September 14, 2015.	S‑1	1/4/2016	10.4(d)
10.2(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S‑1	1/4/2016	10.4(e)
10.2(f)#	Form of Restricted Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2014 Equity Incentive Plan.	S‑1	1/4/2016	10.4(f)
10.3(a)#	2016 Equity Incentive Award Plan.	S‑8	3/29/2016	99.2(a)
10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Award Plan.	S‑1	1/4/2016	10.5(b)

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.3(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan.	S‑1	1/4/2016	10.5(c)
10.3(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan.	S‑1	1/4/2016	10.5(d)
10.4#	Form of Indemnification Agreement for directors and officers.	S‑1	1/4/2016	10.6
10.5#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	S‑1	1/4/2016	10.7
10.6#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Leiv Lea.	S‑1	1/4/2016	10.8
10.7(a)#	Offer Letter, dated as of November 27, 2014, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S‑1	1/4/2016	10.9(a)
10.7(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S‑1	1/4/2016	10.9(b)
10.8(a)#	Offer Letter, dated as of December 28, 2014, by and between Corvus Pharmaceuticals, Inc. and Erik J. Verner.	S‑1	1/4/2016	10.10(a)
10.8(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and Erik J. Verner.	S‑1	1/4/2016	10.10(b)
10.9(a)#	Offer Letter, dated as of November 22, 2017 by and between Corvus Pharmaceuticals, Inc. and Daniel Hunt.	10-K	3/1/2018	10.9(a)
10.9(b)#	Change in Control and Severance Agreement dated December 13, 2017, by and between Corvus Pharmaceuticals, Inc. and Daniel Hunt.	10-K	3/1/2018	10.9(b)
10.10#	Employment Agreement, dated as of November 26, 2014 by and between Corvus Pharmaceuticals, Inc. and Joseph J. Buggy.	10-Q	5/3/2018	10.2
10.11(a)#	Offer Letter, dated as of January 7, 2019 by and between Corvus Pharmaceuticals, Inc. and Mehrdad Mobasher.	10-K	3/7/2019	10.11(a)
10.11(b)#	Change in Control and Severance Agreement, dated January 28, 2019, by and between Corvus Pharmaceuticals, Inc. and Mehrdad Mobasher.	10-K	3/7/2019	10.11(b)
10.12#	Corvus Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.	S‑8	3/29/2016	99.3
10.13#	Non‑Employee Director Compensation Program.	S‑1	1/4/2016	10.12
10.14(a)†	License Agreement, dated February 25, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S‑1/A	3/10/2016	10.13(a)
10.14(b)†	Amendment to License Agreement dated November 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S‑1	1/4/2016	10.13(b)
10.15†	License Agreement, dated December 20, 2014, by and between Corvus Pharmaceuticals, Inc. and The Scripps Research Institute	S‑1	1/4/2016	10.14
10.16(a)†	Phase I/IB Combination Study Agreement, dated October 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	S‑1/A	2/8/2016	10.15

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.16(b)	Amendment No. 1 to the Phase I/IB Combination Study Agreement, dated December 20, 2017, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.				X
10.16(c) ††	Amendment No. 2 to the Phase I/IB Combination Study Agreement, dated August 1, 2019, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.				X
10.17(a)	Phase 1b/II Combination Study Agreement dated May 1, 2017, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	10‑Q	8/3/2017	10.1
10.17(b)	Amendment No. 1 to the Phase 1b/II Combination Study Agreement dated December 20, 2017, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.				X
10.18††	Exclusive License Agreement dated April 21, 2017, by and between Corvus Pharmaceuticals, Inc. and Monash University.				X
10.19	Exchange Agreement, dated November 8, 2019, by and among Corvus Pharmaceuticals, Inc., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P.	8-K	11/12/2019	10.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†     Confidential treatment has been granted for a portion of this exhibit.

††Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

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

CORVUS PHARMACEUTICALS, INC.

Date: March 9, 2020	By:	/s/ RICHARD. A. MILLER
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 9, 2020	By:	/s/ LEIV LEA
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

/s/ RICHARD A. MILLER, M.D.	President, Chief Executive Officer and Director
Richard A. Miller, M.D.	(Principal Executive Officer)	March 9, 2020

/s/ LEIV LEA	Chief Financial Officer
Leiv Lea	(Principal Financial and Accounting Officer)	March 9, 2020

/s/ IAN T. CLARK	Director	March 9, 2020
Ian T. Clark

/s/ TERRY GOULD	Director	March 9, 2020
Elisha P. (Terry) Gould III

/s/ LINDA S. GRAIS, M.D., J.D.	Director	March 9, 2020
Linda S. Grais, M.D., J.D.

/s/ STEVE E. KROGNES	Director	March 9, 2020
Steve E. Krognes

/s/ SCOTT W. MORRISON	Director	March 9, 2020
Scott W. Morrison

/s/ PETER THOMPSON, M.D.	Director	March 9, 2020
Peter Thompson, M.D.