Form 10-Q
period 2020-03-31
Corvus Pharmaceuticals, Inc.
filed 2020-04-30
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of April 30, 2020,  27,953,233 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$23,498	$5,154
Marketable securities	45,209	72,828
Prepaid and other current assets	1,136	1,362
Total current assets	69,843	79,344
Property and equipment, net	1,278	1,462
Operating lease right-of-use asset	2,163	2,327
Other assets	513	513
Total assets	$73,797	$83,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,356	$2,448
Operating lease liability	927	878
Accrued and other liabilities	7,429	6,899
Total current liabilities	11,712	10,225
Operating lease liability	2,050	2,310
Total liabilities	13,762	12,535
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at March 31, 2020 and December 31, 2019; 27,953,233 and 27,953,233 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	290,069	288,224
Accumulated other comprehensive income	43	29
Accumulated deficit	(230,080)	(217,145)
Total stockholders’ equity	60,035	71,111
Total liabilities and stockholders’ equity	$73,797	$83,646

The accompanying notes are an integral part of these condensed financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$10,163	$9,419
General and administrative	3,106	2,886
Total operating expenses	13,269	12,305
Loss from operations	(13,269)	(12,305)
Interest income and other expense, net	334	662
Net loss	$(12,935)	$(11,643)
Net loss per share, basic and diluted	$(0.44)	$(0.40)
Shares used to compute net loss per share, basic and diluted	29,411,233	29,292,135
Other comprehensive loss:
Unrealized gain on marketable securities	14	45
Comprehensive loss	$(12,921)	$(11,598)

The accompanying notes are an integral part of these condensed financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	27,953,233	$3	$288,224	$29	$(217,145)	$71,111
Stock-based compensation expense	—	—	1,845	—	—	1,845
Unrealized gain on marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(12,935)	(12,935)
Balance at March 31, 2020	27,953,233	$3	$290,069	$43	$(230,080)	$60,035

	Three Months Ended March 31, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	29,323,930	$3	$280,840	$(34)	$(170,473)	$110,336
Common stock issued on exercise of stock options	2,970	—	1	—	—	1
Vesting of restricted stock for early exercise of stock options	—	—	5	—	—	5
Stock-based compensation expense	—	—	1,953	—	—	1,953
Unrealized gain on marketable securities	—	—	—	45	—	45
Net loss	—	—	—	—	(11,643)	(11,643)
Balance at March 31, 2019	29,326,900	$3	$282,799	$11	$(182,116)	$100,697

The accompanying notes are an integral part of these condensed financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(12,935)	$(11,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184	186
Accretion related to marketable securities	(64)	(170)
Stock-based compensation	1,845	1,953
Changes in operating assets and liabilities:
Prepaid and other current assets	226	(205)
Operating lease right-of-use asset	164	146
Other assets	—	(51)
Accounts payable	908	266
Accrued and other liabilities	530	714
Operating lease liability	(211)	(186)
Net cash used in operating activities	(9,353)	(8,990)
Cash flows from investing activities
Purchases of marketable securities	(11,411)	(29,903)
Sales of marketable securities	1,009	—
Maturities of marketable securities	38,099	38,688
Purchases of property and equipment	—	(16)
Net cash provided by investing activities	27,697	8,769
Cash flows from financing activities
Proceeds from exercise of common stock options	—	1
Net cash provided by financing activities	—	1
Net increase (decrease) in cash and cash equivalents	18,344	(220)
Cash and cash equivalents at beginning of the period	5,154	39,196
Cash and cash equivalents at end of the period	$23,498	$38,976
Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$—	$16

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of ciforadenant, CPI-006 and CPI-818. The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of ciforadenant, CPI-006, and CPI-818, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of ciforadenant, CPI-006, CPI-818 or any other product candidates. The Company does not expect its existing capital resources to be sufficient to enable it to fund the completion of its clinical trials and remaining development program of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, its operating plan may change as a result of many factors, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 9, 2020.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $230.1 million as of March 31, 2020. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of March 31, 2020, the Company had cash, cash equivalents and short-term marketable securities of $68.7 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

Exchange Warrants

On November 8, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,458,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,458,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s  common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, and Accounting Research Bulletin 43, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and elected to record the excess over par value as a debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification Topic 815, Derivatives and Hedging, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of March 31, 2020, none of the Exchange Warrants have been exercised.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying condensed financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2020, the Company had an accumulated deficit of $230.1 million and cash, cash equivalents and marketable securities of $68.7 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2020.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its financial statements for the year ended December 31, 2019, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019 and has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. Upon adoption of ASU 2016-02, the Company recognized an operating lease, right-of-use asset of $2.8 million and a corresponding liability of $3.8 million and eliminated $1.0 million of deferred rent in the Company’s condensed balance sheet. The adoption of ASU 2016-02 did not have any impact on the Company’s condensed statements of operations and comprehensive loss. See also Note 11.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss - basic and diluted	$(12,935)	$(11,643)
Denominator:
Weighted average common shares outstanding	29,411,233	29,326,075
Less: weighted average common shares subject to repurchase	—	(33,940)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	29,411,233	29,292,135
Net loss per share, basic and diluted	$(0.44)	$(0.40)

Weighted average common shares outstanding for the three months ended March 31, 2020 include 1,458,000 shares of common stock issuable on the conversion of pre-funded warrants described in Note 1.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti‑dilutive effect:

	Three Months Ended
	March 31,
	2020	2019
Common stock subject to repurchase	—	27,073
Outstanding options	5,719,820	4,040,925
Total shares of common stock equivalents	5,719,820	4,067,998

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

The following tables present information as of March 31, 2020 and December 31, 2019 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	March 31, 2020
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$22,366	$—	$—	$22,366
Marketable securities	2,016	43,193	—	45,209
	$24,382	$43,193	$—	$67,575

	December 31, 2019
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$4,252	$—	$—	$4,252
Marketable securities	7,023	65,805	—	72,828
	$11,275	$65,805	$—	$77,080

As of March 31, 2020, marketable securities had a maximum remaining maturity of nine months.

As of March 31, 2020 and December 31, 2019, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$2,005	$11	$—	$2,016
U.S. Government agency securities	9,851	50	—	9,901
Corporate debt obligations	33,310	12	(30)	33,292
	$45,166	$73	$(30)	$45,209

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,019	$4	$—	$7,023
U.S. Government agency securities	17,701	16	—	17,717
Corporate debt obligations	48,079	17	(8)	48,088
	$72,799	$37	$(8)	$72,828

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

6. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2020	2019
Prepaid and Other Current Assets
Interest receivable	$174	$329
Prepaid research and development manufacturing expenses	205	240
Prepaid facility expenses	160	157
Prepaid insurance	85	150
Other	512	486
	$1,136	$1,362
Property and Equipment
Laboratory equipment	$2,396	$2,396
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,622	4,622
Less: accumulated depreciation and amortization	(3,344)	(3,160)
	$1,278	$1,462
Accrued and Other Liabilities
Accrued clinical trial related	$4,131	$4,300
Accrued manufacturing expense	1,102	696
Personnel related	1,535	1,624
Other	661	279
	$7,429	$6,899

7. Common Stock

As of March 31, 2020, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of March 31, 2020, no dividends on common stock had been declared.

In March 2020, the Company entered into an open market sale agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. As of March 31, 2020, the Company had received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2020	2019
Exchange warrants	1,458,000	1,458,000
Shares available for future option grants	2,745,773	1,704,183
Outstanding options	5,719,820	5,643,410
Shares reserved for employee stock purchase plan	400,000	400,000
Total	10,323,593	9,205,593

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2019	1,704,183	5,643,410	$8.05
Additional shares authorized	1,118,000	—	—
Options granted	(100,000)	100,000	2.14
Options forfeited	23,590	(23,590)	7.24
Balance at March 31, 2020	2,745,773	5,719,820	$7.95

9. Stock‑Based Compensation

The Company’s results of operations include expenses relating to employee and non‑employee stock‑based awards as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$869	$798
General and administrative	976	1,155
Total	$1,845	$1,953

10. Income Taxes

During the three months ended March 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of March 31, 2020 and December 31, 2019, the right-of-use asset under operating lease was $2.2 million and $2.3 million, respectively. The elements of lease expense were as follows (in thousands):

		Three Months Ended
	Statements of operations and	March 31,
	comprehensive loss location	2020	2019
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$239	$249
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	88	81
Total operating lease cost		$327	$330
Other Information
Operating cash flows used for operating lease		$377	$359
Remaining lease term		2.8 years	3.8 years
Discount rate		10.0%	10.0%

As of March 31, 2020, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2020*	$870
2021	1,260
2022	1,299
Total lease payments	3,429
Less: imputed interest	(452)
Total	$2,977

* Remainder of the year

As of December 31, 2019, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2020	$1,159
2021	1,260
2022	1,299
Total lease payments	3,718
Less: imputed interest	(530)
Total	$3,188

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

Pursuant to the Company’s license agreements with each of Vernalis, Scripps and Monash, it has obligations to make future milestone and royalty payments to these parties, respectively. However, because these amounts are contingent, they have not been included on the Company’s balance sheet. For further discussion of the Vernalis, Scripps and Monash licensing agreements, see Note 5.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2020.

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

To date, the majority of our efforts have been focused on the research, development and advancement of ciforadenant, CPI-006 and CPI-818, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three months ended March 31, 2020 was $12.9 million. As of March 31, 2020, we had an accumulated deficit of $230.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize ciforadenant, CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through March 31, 2020, we have funded our operations primarily through the sale and issuance of stock. On March 22, 2016, our registration statement on Form S‑1 (File No. 333‑208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over‑allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock. In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses.

In March 2020, we entered into an open market sale agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at‑the‑market equity offering program under which Jefferies will act as our sales agent. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. As of March 31, 2020, we had not sold any shares of our common stock pursuant to the Sales Agreement.

As of March 31, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $68.7 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

COVID-19 Update

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. COVID-19 has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials. These strains have resulted in institutions prohibiting the initiation of new clinical trials, enrollment in existing trials and restricting the on-site monitoring of clinical trials. As our clinical trial enrollment goals for 2020 are largely completed, we have not been significantly affected by any clinical trial enrollment restrictions. Patients in our ongoing clinical trials have generally completed their scheduled visits and we have been able to collect the essential data from those visits. We also follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data.

We have not experienced any disruption in our supply chain of drug necessary to conduct our clinical trials and given our drug inventories, believe we will be able to supply the drug needs of our clinical trials in 2020. We are supporting our employees by utilizing remote work, leveraging virtual meeting technology and encouraging employees to follow local guidance.

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

As of November 2019, the key findings from these clinical trials included:

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

We expect to present initial clinical data from a 25-patient RCC cohort in a presentation at the 2020 American Society of Clinical Oncology (ASCO) Virtual Annual Meeting in May 2020.

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

CPI-006, Immunomodulatory Anti‑CD73 Antibody.  Our second clinical product candidate, CPI-006, is an anti‑CD73 monoclonal antibody that is designed to inhibit the production of adenosine, which we in‑licensed from The Scripps Research Institute (“Scripps”) in December 2014. CPI-006 was developed into a humanized anti‑CD73 monoclonal antibody from a mouse hybridoma clone expressing an anti‑human CD73 antibody. We have further modified CPI‑006 to improve binding to CD73 and maximize its inhibition of catalytic activity. CD73 is an ectonucleotidase often found on lymphocytes, tumors and other tissues and is believed to play an important role in tumor immune suppression by catalyzing the production of extracellular adenosine. In preclinical in vitro studies, our humanized monoclonal anti‑CD73 antibody has been shown to inhibit the catalytic activity of CD73, resulting in the blocking of extracellular adenosine production by tumor cells, which we believe could stimulate or enhance immune response to tumors. In addition to its role in the production of adenosine, CD73 also functions as an immunomodulatory receptor present on B-cells, T-cells and certain myeloid cells. In February 2018, we initiated a Phase 1/1b clinical trial with CPI-006 administered alone and in combination with ciforadenant and in combination with pembrolizumab. In addition, we recently added a treatment arm to the study to evaluate the triplet combination of CPI-006, ciforadenant and pembrolizumab. As of February 2020, the key findings from this clinical trial included the observation that CPI-006 has been well-tolerated and has resulted in changes in lymphocyte migration and activation in peripheral blood.

We plan to present updated clinical data from the phase 1/1b clinical trial is targeted to be presented at the Society for Immunotherapy of Cancer (SITC) annual meeting in November 2020. We also expect to meet with the FDA to discuss the study design and plans for a cifordenant pivotal study in advanced refractory RCC using the Adenosine Gene Signature as a biomarker.

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

We plan to present updated clinical data from the CPI-818 phase 1/1b clinical trial at the American Society of Hematology (ASH) annual meeting in December 2020.

We have filed patent applications covering composition of matter and uses of our ITK inhibitors and hold exclusive worldwide rights for all indications.

CPI-182, Anti-CXCR2 Antibody designed to block Myeloid Suppression. In 2017, we in-licensed this monoclonal antibody designed to block CXCR2, a novel target expressed on myeloid derived suppressor cells (“MDSC”). Preclinical studies have demonstrated that this antibody blocked MDSCs and also may have reacted with CXCR2 present on certain cancers such as acute myeloid leukemia cells and other cancers. We had begun Investigational New Drug (“IND”)-enabling studies and scale-up manufacturing for this product candidate but paused this work in mid-March 2020 as a result of COVID-19 pandemic.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2020.

Components of Results of Operations

Revenue

To date, we have not generated any revenues. We do not expect to receive any revenues from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into revenue-generating collaboration agreements with third parties.

Research and Development Expense

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Operating expenses:
Research and development	$10,163	$9,419	$744
General and administrative	3,106	2,886	220
Total operating expenses	13,269	12,305	964
Loss from operations	(13,269)	(12,305)	(964)
Interest income and other expense, net	334	662	(328)
Net loss	$(12,935)	$(11,643)	$(1,292)

Research and Development Expense

Research and development expenses for the three months ended March 31, 2020 and 2019 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended
	March 31,
	2020	2019	Change
Ciforadenant (formerly CPI-444)	$1,232	$1,362	$(130)
CPI‑006	2,664	1,069	1,595
CPI-818	1,132	1,990	(858)
Other programs	597	316	281
Unallocated employee and overhead costs	4,538	4,682	(144)
	$10,163	$9,419	$744

For the three months ended March 31, 2020, the decrease in ciforadenant costs of $0.1 million as compared to the three months ended March 31, 2019, primarily consisted of a decrease in drug manufacturing costs.

For the three months ended March 31, 2020, the increase in CPI-006 costs of $1.6 million as compared to the three months ended March 31, 2019, primarily consisted of an increase of $1.3 million in clinical trial expenses, an increase of $0.2 million in drug manufacturing costs and an increase of $0.1 million in other outside services.

For the three months ended March 31, 2020, the decrease in CPI-818 costs of $0.9 million as compared to the three months ended March 31, 2019, primarily consisted of a decrease of $0.9 million in drug manufacturing costs and a decrease of $0.2 million in other outside services, partially offset by an increase of $0.2 million in clinical trial expenses.

For the three months ended March 31, 2020, the increase in other program costs of $0.3 million as compared to the three months ended March 31, 2019, primarily consisted of an increase of $0.5 million in drug manufacturing costs, partially offset by a decrease of $0.3 million in outside services.

For the three months ended March 31, 2020, the decrease in unallocated costs of $0.1 million as compared to the three months ended March 31, 2019, primarily consisted of a decrease of $0.3 million in outside services, partially offset by an increase of $0.2 million in personnel and related costs.

General and Administrative Expense

For the three months ended March 31, 2020, the increase in general and administrative expenses of $0.2 million as compared to the three months ended March 31, 2019, primarily consisted of an increase of $0.3 million in professional service costs, partially offset by a decrease of $0.1 million in personnel and related costs.

Interest Income and Other Expense, net

For the three months ended March 31, 2020, the decrease in interest income and other expense, net of $0.3 million as compared to the three months ended March 31, 2019, primarily consisted of a decrease in interest income earned due to a decrease in cash equivalents and marketable securities.

Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $68.7 million, and an accumulated deficit of $230.1 million, compared to cash and cash equivalents and marketable securities of $78.0 million and an accumulated deficit of $217.1 million as of December 31, 2019. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

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

In March 2020, we entered into the Sales Agreement with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as its sales agent. As of March 31, 2020, we had received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three months ended March 31, 2020. The amounts and timing of our actual expenditures depend on numerous factors, including:

•	the progress, timing, costs and results of clinical trials for ciforadenant, CPI-006 and CPI-818;

•	the extent to which the COVID-19 coronavirus may impact our business, including our clinical trials and financial condition;

•	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

•	the cost and timing of regulatory approvals;

•	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

•	other factors described in the section of this report entitled “Risk Factors.”

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(9,353)	$(8,990)
Investing activities	27,697	8,769
Financing activities	—	1
Net increase (decrease) in cash and cash equivalents	$18,344	$(220)

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2020 was $9.4 million, which primarily consisted of a net loss of $12.9 million, adjusted by non-cash charges of $2.0 million, primarily consisting of $1.8 million of stock compensation expense, a decrease in prepaid and other current assets of $0.2 million, and an increase of $1.4 million in accounts payable and accrued and other current liabilities.

Cash used in operating activities during the three months ended March 31, 2019 was $9.0 million, which primarily consisted of a net loss of $11.6 million, adjusted by non-cash charges of $2.0 million, primarily consisting of $2.0 million of stock compensation expense, a decrease in current assets of $0.2 million, and an increase of $0.8 million in accounts payable and accrued and other current liabilities.

Cash Flows from Investing Activities

During the three months ended March 31, 2020, cash provided in investing activities was $27.7 million, which consisted of proceeds from maturities of marketable securities of $38.1 million and proceeds from sales of marketable securities of $1.0 million, partially offset by purchases of marketable securities of $11.4 million.

During the three months ended March 31, 2019, cash provided in investing activities was $8.8 million, which consisted of proceeds from maturities of marketable securities of $38.7 million, partially offset by purchases of marketable securities of $29.9 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2020, cash provided by financing activities was negligible.

During the three months ended March 31, 2019, cash provided by financing activities was negligible.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2020, as compared to those disclosed in our Annual Report on Form 10-K.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We also rely on other exemptions provided by the JOBS Act, including, without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) December 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $68.7 million as of March 31, 2020 and cash, cash equivalents and marketable securities of $78.0 million as of December 31, 2019, which consisted of bank deposits, money market investments, U.S. Treasury securities, U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.    Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, including the possibility of human error and the circumvention or overriding of the controls and procedures, not all misstatements may be prevented or detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A — Risk Factors

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, ciforadenant, CPI-006 and CPI-818, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $46.7 million, $46.9 million and $55.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and $12.9 million and $11.6 million for the three months ended March 31, 2020 and 2019, respectively. We had an accumulated deficit of $230.1 million as of March 31, 2020. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize ciforadenant, CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

As of March 31, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $68.7 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement we entered into with Jefferies LLC in March 2020 in connection with our at-the-market offering, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

The COVID-19 coronavirus could adversely impact our business, including our clinical trials, and financial condition.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•

risk that participants enrolled in our clinical trials will acquire the COVID-19 coronavirus while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•

changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;
•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

In addition, the spread of COVID-19 coronavirus has had an impact and may continue to severely impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

The global pandemic of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

•	the extent to which the COVID-19 coronavirus may impact our clinical trials;
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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

We believe we have appropriately considered the above factors in our trials when determining expected clinical trial timelines, but we cannot assure our stockholders that our assumptions are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines. Furthermore, the COVID-19 pandemic could significantly affect enrollment in our future and planned clinical trials to an extent that we have not considered within our expected timelines.

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

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006. We have completed the dose escalation stage where patients receive CPI-006 alone and in combination with ciforadenant and we recently selected the recommended dose of 18 mg/kg and initiated the disease expansion phase in both the monotherapy and the combination arm with ciforadenant of our CPI-006 clinical trial. We are also enrolling patients in the dose escalation phase in the pembrolizumab combination arm of the trial. We expect that successive cohorts of enrolled patients will receive increasing doses of CPI-006 in combination with pembrolizumab or in combination with ciforadenant and pembrolizumab. To date, although only a limited number of patients have been enrolled and the follow-up period has been short. No dose-limiting toxicities have been observed at doses up to and including 18 mg/kg.

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

We estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones will be based on a variety of assumptions, and the actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. For example, the COVID-19 pandemic has had a significant impact on the ability of biopharmaceutical companies to conduct clinical trials and, while we have not yet experienced delays resulting from the pandemic, there can be no assurance that we will be able to avoid such delays in the future. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential Administration and U.S. Congress has sought and will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, replace, modify, repeal, or otherwise invalidate the Affordable Care Act. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2029 unless additional Congressional action is taken. These reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Additionally, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•	regulatory developments in the United States and foreign countries;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	innovations or new products developed by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	manufacturing, supply or distribution delays or shortages;
•	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
•	achievement of expected product sales and profitability;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•	trading volume of our common stock;
•	an inability to obtain additional funding;
•	sales of our stock by insiders and stockholders;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control, including recession or depression resulting from the current COVID-19 pandemic;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

As of March 31, 2020, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 56% of our outstanding common stock, including 1,458,000 shares of our common stock subject to prefunded warrants as described in Note 1. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units.  In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102).  On March 9, 2020 we filed a Registration Statement on Form S-3 (File No. 333-237040), covering the offering of up to $200 million of shares of common stock, preferred stock, warrants and units and entered into the Sales Agreement with Jefferies  to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of March 31, 2020, we had not sold any shares of common stock pursuant to the Sales Agreement.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) December 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. If investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to Section 404 of Sarbanes-Oxley, if we are an accelerated filer when we lose our status as an “emerging growth company”, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To continue to comply with the requirements of being a reporting company under the Exchange Act, as we continue to grow, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

4.4	Form of Warrant	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/9/2020	4.5

10.1	Open Market Sale Agreement, dated March 9, 2020, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	3/9/2020	1.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

CORVUS PHARMACEUTICALS, INC.

Date: April 30, 2020	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 30, 2020	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)