Form 10-Q
period 2020-06-30
Corvus Pharmaceuticals, Inc.
filed 2020-07-30
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 30, 2020, 28,035,733 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$20,705	$5,154
Marketable securities	38,553	72,828
Prepaid and other current assets	1,303	1,362
Total current assets	60,561	79,344
Property and equipment, net	1,119	1,462
Operating lease right-of-use asset	1,996	2,327
Other assets	501	513
Total assets	$64,177	$83,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,779	$2,448
Operating lease liability	976	878
Accrued and other liabilities	7,798	6,899
Total current liabilities	11,553	10,225
Operating lease liability	1,784	2,310
Total liabilities	13,337	12,535
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at June 30, 2020 and December 31, 2019; 28,034,733 and 27,953,233 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	291,475	288,224
Accumulated other comprehensive income	53	29
Accumulated deficit	(240,691)	(217,145)
Total stockholders’ equity	50,840	71,111
Total liabilities and stockholders’ equity	$64,177	$83,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$7,857	$10,640	$18,020	$20,059
General and administrative	2,910	2,956	6,016	5,842
Total operating expenses	10,767	13,596	24,036	25,901
Loss from operations	(10,767)	(13,596)	(24,036)	(25,901)
Interest income and other expense, net	156	618	490	1,280
Net loss	$(10,611)	$(12,978)	$(23,546)	$(24,621)
Net loss per share, basic and diluted	$(0.36)	$(0.44)	$(0.80)	$(0.84)
Shares used to compute net loss per share, basic and diluted	29,428,249	29,309,150	29,419,741	29,301,505
Other comprehensive loss:
Unrealized gain on marketable securities	10	28	24	73
Comprehensive loss	$(10,601)	$(12,950)	$(23,522)	$(24,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	27,953,233	$3	$288,224	$29	$(217,145)	$71,111
Stock-based compensation expense	—	—	1,845	—	—	1,845
Unrealized gain on marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(12,935)	(12,935)
Balance at March 31, 2020	27,953,233	$3	$290,069	$43	$(230,080)	$60,035
Common stock issued on exercise of stock options	81,500	—	23	—	—	23
Stock-based compensation expense	—	—	1,383	—	—	1,383
Unrealized gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(10,611)	(10,611)
Balance at June 30, 2020	28,034,733	$3	$291,475	$53	$(240,691)	$50,840

	Six Months Ended June 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	29,323,930	$3	$280,840	$(34)	$(170,473)	$110,336
Common stock issued on exercise of stock options	2,970	—	1	—	—	1
Vesting of restricted stock for early exercise of stock options	—	—	5	—	—	5
Stock-based compensation expense	—	—	1,953	—	—	1,953
Unrealized gain on marketable securities	—	—	—	45	—	45
Net loss	—	—	—	—	(11,643)	(11,643)
Balance at March 31, 2019	29,326,900	$3	$282,799	$11	$(182,116)	$100,697
Common stock issued on exercise of stock options	21,500	—	5	—	—	5
Vesting of restricted stock for early exercise of stock options	—	—	4	—	—	4
Stock-based compensation expense	—	—	1,898	—	—	1,898
Unrealized gain on marketable securities	—	—	—	28	—	28
Net loss	—	—	—	—	(12,978)	(12,978)
Balance at June 30, 2019	29,348,400	$3	$284,706	$39	$(195,094)	$89,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(23,546)	$(24,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343	372
Accretion related to marketable securities	(68)	(384)
Stock-based compensation	3,228	3,851
Changes in operating assets and liabilities:
Prepaid and other current assets	59	(313)
Operating lease right-of-use asset	331	292
Other assets	12	(50)
Accounts payable	331	640
Accrued and other liabilities	899	2,384
Operating lease liability	(428)	(375)
Net cash used in operating activities	(18,839)	(18,204)
Cash flows from investing activities
Purchases of marketable securities	(29,734)	(64,502)
Sales of marketable securities	1,009	—
Maturities of marketable securities	63,092	73,703
Purchases of property and equipment	—	(16)
Net cash provided by investing activities	34,367	9,185
Cash flows from financing activities
Proceeds from exercise of common stock options	23	6
Net cash provided by financing activities	23	6
Net increase (decrease) in cash and cash equivalents	15,551	(9,013)
Cash and cash equivalents at beginning of the period	5,154	39,196
Cash and cash equivalents at end of the period	$20,705	$30,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization

Corvus Pharmaceuticals, Inc. (“Corvus” or the “Company”) was incorporated in Delaware on January 27, 2014 and commenced operations in November 2014. Corvus is a clinical-stage biopharmaceutical company. The Company’s operations are located in Burlingame, California. The Company has two insignificant subsidiaries.

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of ciforadenant, CPI-006 and CPI-818. The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of ciforadenant, CPI-006, and CPI-818, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of ciforadenant, CPI-006, CPI-818 or any other product candidates. The Company does not expect its existing capital resources to be sufficient to enable it to fund the completion of all of its ongoing or planned clinical trials and remaining development program of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, its operating plan may change as a result of many factors, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 9, 2020.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $240.7 million as of June 30, 2020. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the

Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of June 30, 2020, the Company had cash, cash equivalents and short-term marketable securities of $59.3 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

The current COVID-19 (coronavirus) pandemic, which is impacting worldwide economic activity, poses risks that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which COVID-19 impacts the Company’s business, including its clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, we will likely experience disruptions, including delays or difficulties in enrolling patients in our clinical trials, delays or difficulties in clinical site initiation, interruption of key clinical trial activities, delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and delays in necessary interactions with local reguloatry authorities. COVID-19 may also impact the Company’s ability to raise additional capital on a timely basis or at all, which could negatively impact short-term and long-term liquidity.

Exchange Warrants

On November 8, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,458,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,458,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, and Accounting Research Bulletin 43, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and elected to record the excess over par value as a debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification Topic 815, Derivatives and Hedging, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of June 30, 2020, none of the Exchange Warrants have been exercised.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of June 30, 2020, the Company had an accumulated deficit of $240.7 million and cash, cash equivalents and marketable securities of $59.3 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2020.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2019, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended June 30, 2020.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss - basic and diluted	$(10,611)	$(12,978)	$(23,546)	$(24,621)
Denominator:
Weighted average common shares outstanding	29,428,249	29,329,229	29,419,741	29,328,075
Less: weighted average common shares subject to repurchase	—	(20,079)	—	(26,570)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	29,428,249	29,309,150	29,419,741	29,301,505
Net loss per share, basic and diluted	$(0.36)	$(0.44)	$(0.80)	$(0.84)

Weighted average common shares outstanding for the three and six months ended June 30, 2020 include 1,458,000 shares of common stock issuable on the conversion of pre-funded warrants described in Note 1.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Common stock subject to repurchase	—	12,384	—	12,384
Outstanding options	5,561,098	4,157,154	5,561,098	4,157,154
Total shares of common stock equivalents	5,561,098	4,169,538	5,561,098	4,169,538

4. Fair Value Measurements

Financial assets and liabilities are measured and recorded at fair value. The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

●	Level 1—Quoted prices in active markets for identical assets or liabilities

●	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

●	Level 3—Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

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

The following tables present information as of June 30, 2020 and December 31, 2019 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2020
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$19,834	$—	$—	$19,834
Marketable securities	3,029	35,524	—	38,553
	$22,863	$35,524	$—	$58,387

	December 31, 2019
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$4,252	$—	$—	$4,252
Marketable securities	7,023	65,805	—	72,828
	$11,275	$65,805	$—	$77,080

As of June 30, 2020, marketable securities had a maximum remaining maturity of twelve months.

As of June 30, 2020 and December 31, 2019, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$3,025	$4	$—	$3,029
U.S. Government agency securities	24,481	24	(2)	24,503
Corporate debt obligations	10,994	27	—	11,021
	$38,500	$55	$(2)	$38,553

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,019	$4	$—	$7,023
U.S. Government agency securities	17,701	16	—	17,717
Corporate debt obligations	48,079	17	(8)	48,088
	$72,799	$37	$(8)	$72,828

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

The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product-by-product and country-by-country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid-single digits up to the low-double digits on a country-by-country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country-by-country basis and range from the low-single digits up to the mid-single digits on a country-by-country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Monash License Agreement

In April 2017, the Company entered into a license agreement with Monash University (Monash), pursuant to which the Company was granted an exclusive, sublicensable worldwide license under certain know-how, patent rights and other intellectual property rights controlled by Monash to research, develop, and commercialize certain antibodies directed to CXCR2 for the treatment of human diseases.

Upon execution of the agreement, the Company made a one-time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company us also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products in the aggregate of up to $45.1 million. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low-single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

6. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2020	2019
Prepaid and Other Current Assets
Interest receivable	$128	$329
Prepaid research and development manufacturing expenses	81	240
Prepaid facility expenses	160	157
Prepaid insurance	521	150
Other	413	486
	$1,303	$1,362
Property and Equipment
Laboratory equipment	$2,396	$2,396
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,622	4,622
Less: accumulated depreciation and amortization	(3,503)	(3,160)
	$1,119	$1,462
Accrued and Other Liabilities
Accrued clinical trial related	$4,384	$4,300
Accrued manufacturing expense	1,064	696
Personnel related	1,749	1,624
Other	601	279
	$7,798	$6,899

7. Common Stock

As of June 30, 2020, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of June 30, 2020, no dividends on common stock had been declared.

In March 2020, the Company entered into an open market sale agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. As of June 30, 2020, the Company had received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2020	2019
Exchange warrants	1,458,000	1,458,000
Shares available for future option grants	2,822,995	1,704,183
Outstanding options	5,561,098	5,643,410
Shares reserved for employee stock purchase plan	400,000	400,000
Total	10,242,093	9,205,593

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2019	1,704,183	5,643,410	$8.05
Additional shares authorized	1,118,000	—	—
Options granted	(190,000)	190,000	2.68
Options exercised	—	(81,500)	0.28
Options forfeited	190,812	(190,812)	7.07
Balance at June 30, 2020	2,822,995	5,561,098	$8.01

9. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$715	$800	$1,584	$1,598
General and administrative	668	1,098	1,644	2,253
Total	$1,383	$1,898	$3,228	$3,851

10. Income Taxes

During the three and six months ended June 30, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of June 30, 2020 and December 31, 2019, the right-of-use asset under operating lease was $2.0 million and $2.3 million, respectively. The elements of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Statements of operations and	June 30,		June 30,
	comprehensive loss location	2020	2019	2020	2019
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$239	$233	$478	$481
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	87	81	175	162
Total operating lease cost		$326	$314	$653	$643
Other Information
Operating cash flows used for operating lease		$377	$370	$755	$729
Remaining lease term		2.6 years	3.6 years	2.6 years	3.6 years
Discount rate		10.0%	10.0%	10.0%	10.0%

As of June 30, 2020, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2020*	$579
2021	1,260
2022	1,299
Total lease payments	3,138
Less: imputed interest	(378)
Total	$2,760

* Remainder of the year

As of December 31, 2019, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2020	$1,159
2021	1,260
2022	1,299
Total lease payments	3,718
Less: imputed interest	(530)
Total	$3,188

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2020.

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

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to identify and utilize novel biomarkers to enhance selection of patients with cancer that we believe will be most likely to benefit from treatment with our product candidates. We have utilized adaptive clinical protocol designs that enable us to evaluate our agents in multiple dosing regimens and for a range of cancer types.

Since we began operations in November 2014, we have built a pipeline of multiple oncology programs and a COVID-19 program. Three product candidates are now in international multicenter trials directed against a broad number of cancer indications and one of our product candidates is also being tested in a COVID-19 clinical trial. We are developing small molecules that are designed to selectively inhibit the binding of immunosuppressive adenosine to either A2A receptors (ciforadenant, formerly CPI-444) or to A2B receptors. Another small molecule inhibitor (CPI-818) is designed to block the function of ITK, a kinase protein inside T-cells that is crucial to T-cell activation and differentiation. We also are developing injectable monoclonal antibodies. One of these antibodies (CPI-006) is designed to block the production of adenosine by tumors by inhibiting the cell surface enzyme CD73. This antibody is designed to have dual properties; in addition to blocking production of immunosuppressive adenosine, the antibody is designed to stimulate various immune cells, which we believe may have potential for the treatment of COVID-19 patients. Another antibody that is designed to bind to the chemokine receptor CXCR2 on myeloid cells to block the activity of immunosuppressive myeloid cells that infiltrate tumors is in preclinical development. Our product candidates’ designed specificity has the potential to provide greater safety and facilitate their development either as monotherapies or in combination with other cancer therapies such as immune checkpoint inhibitors or chemotherapy.

Ciforadenant (formerly CPI-444), is an oral, small molecule antagonist of the A2A receptor for adenosine and is currently being studied under a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab) for patients with either advanced, refractory renal cell cancer (“RCC”) or patients with refractory metastatic castration resistant prostate cancer (“mCRPC”). Our second clinical product candidate, CPI-006, is an anti-CD73 monoclonal antibody that is designed to both inhibit the production of adenosine and stimulate various immune cells. CPI-006 is currently being studied in a Phase 1/1b clinical trial as a monotherapy and in combination with ciforadenant, in combination with pembrolizumab and in triplet combination with both ciforadenant and pembrolizumab. In addition, we recently initiated an open-label, Phase 1 clinical trial of CPI-006 in COVID-19 patients with mild to moderate symptoms. Our third clinical product candidate, CPI-818, is a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T-cell lymphomas. CPI-818 is designed to be directly cytotoxic to certain malignant T-cells and we believe has the potential to regulate immune responses to tumors. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates.

To date, the majority of our efforts have been focused on the research, development and advancement of ciforadenant, CPI-006 and CPI-818, and we have not generated any revenue from product sales. As a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the six months ended June 30, 2020 was $23.5 million. As of June 30, 2020, we had an accumulated deficit of $240.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize ciforadenant, CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through June 30, 2020, we have funded our operations primarily through the sale and issuance of stock. On March 22, 2016, our registration statement on Form S-1 (File No. 333-208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock. In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses.

In March 2020, we entered into an open market sale agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. As of June 30, 2020, we had not sold any shares of our common stock pursuant to the Sales Agreement.

As of June 30, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $59.3 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

COVID-19 Update

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. COVID-19 has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials. These strains have resulted in institutions prohibiting the initiation of new clinical trials, enrollment in existing trials and restricting the on-site monitoring of clinical trials. As our oncology clinical trial enrollment goals for 2020 were largely completed in our first quarter, we have not been significantly affected by any clinical trial enrollment restrictions. Patients in our ongoing clinical trials have generally completed their scheduled visits and we have been able to collect the essential data from those visits. We also follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data.

We have not experienced any disruption in our supply chain of drug necessary to conduct our clinical trials and given our drug inventories, believe we will be able to supply the drug needs of our clinical trials in 2020.

In alignment with public health guidance designed to slow the spread of COVID-19, as of mid-March 2020, we implemented a reduced onsite staffing model and transitioned to a remote work plan for all employees other than those providing essential services, such as our laboratory staff. For our onsite employees, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We are further supporting all of our employees by leveraging virtual meeting technology and encouraging employees to follow local health authority guidance. We may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine to be in the best interests of our employees.

Product Pipeline

Our product candidate pipeline includes the following:

Ciforadenant Adenosine A2A Receptor Antagonist. Our initial product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine that we in-licensed from Vernalis (R&D) Limited (“Vernalis”) in February 2015. In January 2016, we began enrolling patients in a large expansion cohort trial for ciforadenant. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of ciforadenant in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq, a fully humanized monoclonal antibody targeting PD-L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of ciforadenant as both a single agent therapy and in combination with Tecentriq for use in the cohort expansion stage of the trial. The expansion cohort portion of the trial enrolled patients with non-small cell lung cancer (“NSCLC”), RCC, melanoma (“MEL”), triple negative breast cancer (“TNBC”) and other cancers including colorectal cancer, prostate cancer, head and neck cancer and bladder cancer at leading medical centers in the U.S., Australia and Canada. We have enrolled over 300 patients in this clinical trial to date. In 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol-defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol-defined criteria for expansion to 48 patients. In December 2017, Genentech began enrolling patients in a Phase 1b/2 clinical trial that is evaluating ciforadenant in combination with Tecentriq in patients with NSCLC under an umbrella protocol known as Morpheus. In 2018, we amended our Phase 1/1b protocol to enroll patients in a Phase 1b/2 clinical trial with RCC who have failed therapies with both anti-PD-(L)1 antibodies and tyrosine kinase inhibitors (“TKI”). Based on data observed in the Phase 1b/2 trial in 2019, we began enrolling patients with metastatic castration-resistant prostate cancer (“mCRPC”) in a Phase 2 expansion arm of our ongoing Phase 1/1b clinical trial with mCRPC who will receive the combination of ciforadenant with Tecentriq based on data from the Phase 1b/2 trial that showed activity in this disease.

As of June 2020, the key findings from our clinical trials of ciforadenant included:

●	Ciforadenant has been well-tolerated at doses that achieved substantial receptor blockade;
●	Ciforadenant has shown evidence of anti-tumor activity as a monotherapy and in combination with atezolizumab;
●	Of cancers studied, RCC, mCRPC and NSCLC have appeared most responsive to therapy; and
●	Identification of a gene expression signature, known as the adenosine gene signature, that enhances selection of patients we believe are most likely to benefit from therapy and may be a useful biomarker for selection of patients in future clinical trials.

At the June 2020 American Society of Clinical Oncology (ASCO) annual virtual meeting, we presented updated interim data from our clinical trials with ciforadenant and atezolizumab in RCC. The data reported in 51 patients showed an objective response rate of 17% by RECIST criteria in the adenosine signature positive patients (n=31) and 0% ORR in the adenosine signature negative group (n=20). We also reported on the use of a simpler, modified biomarker based on immunohistochemistry staining of tumor tissue with anti CD68. In 53 patients tested, the ORR was 26.7% in CD68 positive patients (4 of 15) and 3% in CD68 negative patients (1 of 38). We expect to meet with the FDA to discuss the study design and plans for a ciforadenant pivotal study in advanced refractory RCC using the adenosine gene signature or CD68 as a biomarker.

The issued U.S. patents that we in-licensed from Vernalis for ciforadenant are directed to the composition of matter of ciforadenant and its method of use for treating disorders treatable by purine receptor blocking. The composition of matter patent covering ciforadenant is expected to expire in the United States in July 2029, excluding any patent term extension that may be available. We hold an exclusive, worldwide license under these patent rights and related know-how, including a limited right to grant sublicenses, for all fields of use, to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. We have also filed patent applications covering the use of ciforadenant in combination with other checkpoint inhibitors, and the use of various biomarkers to select and monitor patients receiving therapy.

CPI-006, Immunomodulatory Anti-CD73 Antibody and B-Cell Activator. Our second clinical product candidate, CPI-006, is an anti-CD73 monoclonal antibody that is designed to inhibit the production of adenosine and has demonstrated immunomodulatory activity, which we in-licensed from The Scripps Research Institute (“Scripps”) in December 2014. CPI-006 was developed into a humanized anti-CD73 monoclonal antibody from a mouse hybridoma clone expressing an anti-human CD73 antibody. We have further modified CPI-006 to improve binding to CD73 and maximize its inhibition of catalytic activity. CD73 is an ectonucleotidase often found on lymphocytes, tumors and other tissues and is believed to play an important role in tumor immune suppression by catalyzing the production of extracellular adenosine. In preclinical in vitro studies, our humanized monoclonal anti-CD73 antibody has been shown to inhibit the catalytic activity of CD73, resulting in the blocking of extracellular adenosine production by tumor cells, which we believe could stimulate or enhance immune response to tumors. In addition to its role in the production of adenosine, CD73 also functions as an immunomodulatory receptor present on B-cells, T-cells and certain myeloid cells. In February 2018, we initiated a Phase 1/1b clinical trial with CPI-006 administered alone and in combination with ciforadenant and in combination with pembrolizumab. In addition, we recently added a treatment arm to the study to evaluate the triplet combination of CPI-006, ciforadenant and pembrolizumab.

As of June 2020, we had completed enrollment in three dose escalation arms of the trial and continue to enroll in the triplet combination dose escalation arm. Over 90 cancer patients had been treated with CPI-006 in the Phase 1/1b study, with dosing as high as 24 mg/kg every three weeks. The key findings from this clinical trial included the observation that CPI-006 has been well-tolerated and evidence of B-cell activation and lymphocyte trafficking was observed in patients that received single doses as low as 1 mg/kg. Treatment with CPI-006 has also been associated with increases in memory B-cells, the emergence of new B-cell clones and, in some patients, the production of novel anti-tumor antibodies. We plan to present updated clinical data from the Phase 1/1b clinical trial later this year.

In June 2020, we initiated a Phase 1 study to investigate CPI-006 as a novel immunotherapy approach for patients with COVID-19 based on CPI-006’s potential immunomodulatory effects. In clinical studies, administration of CPI-006 has led to increased levels of memory B-cells, which are the cells responsible for long-term immunity. We believe that the similar production of antibodies and memory cells to pathogens such as severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), the virus that causes COVID-19, may provide immediate and long-term clinical benefits for patients including shortened recovery time and improved long-term protective immunity.

A recently enrolled patient with advanced metastatic non-small cell lung cancer (NSCLC) was diagnosed with concomitant COVID-19 by nasal swab polymerase chain reaction (PCR) testing at the time of initiating CPI-006 therapy for cancer. The patient was in a very high-risk group for potential progression of her COVID-19 with risk factors including old age, receipt of prior immunosuppressive therapies for cancer and chronic obstructive pulmonary disease. The patient remained asymptomatic from COVID-19 following treatment with CPI-006. Serum antibody testing showed no anti-SARS-CoV-2 antibody at baseline and the development of high titers of anti-SARS-CoV-2 IgG and IgM of >1:100,000 and 1:3,200, respectively, within six weeks of treatment with CPI-006. The patient’s PCR viral test converted to negative along with the rising titers of antibody. The anti-SARS-CoV-2 antibody titers seen in this patient would be considered to be high as recovered patients with serum titers of 1:320 or higher are candidates to donate blood for COVID-19 convalescent plasma therapy. Memory B cells in the blood of this patient also increased to 30% of total B cells, from 16% previously.

The open-label, Phase 1 study is expected to enroll up to 30 hospitalized COVID-19 patients with mild to moderate symptoms. Patients will receive a single dose of CPI-006, with levels of 0.3, 1.0, 3.0 and 5.0 mg/kg, escalating in four cohorts as the study progresses. Patients will receive medications, therapies, and interventions per standard treatment protocols for COVID-19 for the duration of the study. The primary efficacy endpoint is the change in serum immunoglobulin (IgM and IgG) anti-SARS-CoV-2 levels compared to baseline at day 28. The study also will examine safety and other clinical endpoints, including time to resolution of symptoms and duration of hospitalization. Data from this study should be available later this year.

The objective of the study is to evaluate whether CPI-006 has the potential to induce patients to produce an enhanced and more durable antibody response to SARS-CoV-2. We believe that CPI-006 has the potential to eradicate or reduce the viral load in patients, leading to better clinical outcomes and the potential for long term immunity. Since the announcement of the study and enrollment of the first cohort of five patients in early July, we have enrolled four out of five planned patients in the second cohort. As of a cutoff date of July 30, 2020, no dose-limiting toxicities had been noted and early anti-SARS-CoV-2 antibody response data was encouraging with relatively high titers of IgG and IgM to both spike and receptor binding domain (RBD) viral proteins observed. In the first two patients receiving the lowest dose of CPI-006 and tested at an early Day 7 time point, IgG titers to spike protein were > 1:25,000 and > 1:50,000. One of these patients has also completed Day 14 testing, which showed the titers to viral spike protein and RBD had increased to > 1:100,000. Significant levels of IgM antibodies were also detected. The Company expects to report 28-day follow up results from the study later this year.

If the study meets its objectives, we intend to engage in discussions with the FDA to initiate a broader, randomized study at a fixed dose of CPI-006 that could potentially be adapted into a pivotal study to support a regulatory submission for FDA approval.

We hold a non-exclusive, world-wide license for all fields of use under Scripps’ rights in a hybridoma clone expressing an anti-CD73 antibody, and to progeny, mutants or unmodified derivatives of such hybridoma and any antibodies expressed by such hybridoma. In 2016, we filed a patent application covering the composition of matter of CPI-006. In 2019, we filed patent applications covering the use of this CPI-006 for immunomodulation and enhancement of anti-tumor immunity.

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

We have completed enrollment in the dose escalation portion (N=16) of our Phase 1/1b clinical trial, which included patients with several types of advanced, refractory T-cell lymphomas. Based on results from this portion of the study, including a confirmed complete response in one patient with peripheral T-cell lymphoma (PTCL) who previously failed chemotherapy and high dose chemotherapy with autologous bone marrow transplantation, we selected the optimum dose and began the next portion of the study with a focus on patients with PTCL and cutaneous T-cell lymphoma (CTCL). We are continuing to enroll PTCL and cutaneous t-cell lymphoma (CTCL) patients in our trial.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the six months ended June 30, 2020.

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

Research and Development Expense

Our research and development expenses consist primarily of costs incurred to conduct research and development of our product candidates. We record research and development expenses as incurred. Research and development expenses include:

●	employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation expense;

●	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, preclinical testing organizations, contract manufacturing organizations, academic and non-profit institutions and consultants;

●	costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use;

●	license fees; and

●	other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our Phase 1/1b clinical trial and amended Phase 1b/2 clinical trial of ciforadenant;

●	enrollment and completion of our Phase 1/1b clinical trial of CPI-006 in cancer patients;

●	enrollment of COVID-19 patients in our ongoing Phase 1 trial of CPI-006;

●	enrollment and completion of our Phase 1/1b clinical trial of CPI-818;

●	process development and manufacturing of drug supply of ciforadenant, CPI-006 and CPI-818; and

●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Operating expenses:
Research and development	$7,857	$10,640	$(2,783)	$18,020	$20,059	$(2,039)
General and administrative	2,910	2,956	(46)	6,016	5,842	174
Total operating expenses	10,767	13,596	(2,829)	24,036	25,901	(1,865)
Loss from operations	(10,767)	(13,596)	2,829	(24,036)	(25,901)	1,865
Interest income and other expense, net	156	618	(462)	490	1,280	(790)
Net loss	$(10,611)	$(12,978)	$2,367	$(23,546)	$(24,621)	$1,075

Research and Development Expense

Research and development expenses for the three and six months ended June 30, 2020 and 2019 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Ciforadenant (formerly CPI-444)	$1,030	$1,855	$(825)	$2,262	$3,217	$(955)
CPI‑006	1,969	2,435	(466)	4,633	3,504	1,129
CPI-818	607	1,321	(714)	1,739	3,311	(1,572)
Other programs	215	333	(118)	812	649	163
Unallocated employee and overhead costs	4,036	4,696	(660)	8,574	9,378	(804)
	$7,857	$10,640	$(2,783)	$18,020	$20,059	$(2,039)

For the three months ended June 30, 2020, the decrease in ciforadenant costs of $0.8 million as compared to the three months ended June 30, 2019, primarily consisted of a decrease of $0.5 million in clinical trial expenses, a decrease of $0.2 million in drug manufacturing costs and a decrease of $0.1 million in other outside services.

For the six months ended June 30, 2020, the decrease in ciforadenant costs of $1.0 million as compared to the six months ended June 30, 2019, primarily consisted of a decrease of $0.5 million in clinical trial expenses, a decrease of $0.3 million in drug manufacturing costs and a decrease of $0.2 million in other outside services.

For the three months ended June 30, 2020, the decrease in CPI-006 costs of $0.5 million as compared to the three months ended June 30, 2019, primarily consisted of a decrease of $1.7 million in drug manufacturing costs, partially offset by an increase of $1.1 million in clinical trial expenses and an increase of $0.1 million in other outside services.

For the six months ended June 30, 2020, the increase in CPI-006 costs of $1.1 million as compared to the six months ended June 30, 2019, primarily consisted of an increase of $2.5 million in clinical trial expenses and an increase of $0.2 million in other outside services, partially offset by a decrease of $1.6 million in drug manufacturing costs.

For the three months ended June 30, 2020, the decrease in CPI-818 costs of $0.7 million as compared to the three months ended June 30, 2019, primarily consisted of a decrease of $0.5 million in drug manufacturing costs and a decrease of $0.2 million in other outside services.

For the six months ended June 30, 2020, the decrease in CPI-818 costs of $1.6 million as compared to the six months ended June 30, 2019, primarily consisted of a decrease of $1.4 million in drug manufacturing costs and a decrease of $0.2 million in other outside services.

For the three months ended June 30, 2020, the decrease in other program costs of $0.1 million as compared to the three months ended June 30, 2019, primarily consisted of a decrease in outside services.

For the six months ended June 30, 2020, the increase in other program costs of $0.2 million as compared to the six months ended June 30, 2019, primarily consisted of an increase of $0.5 million in drug manufacturing costs, partially offset by a decrease of $0.3 million in outside services.

For the three months ended June 30, 2020, the decrease in unallocated costs of $0.7 million as compared to the three months ended June 30, 2019, primarily consisted of a decrease of $0.6 million in outside services and a decrease of $0.1 million in personnel and related costs.

For the six months ended June 30, 2020, the decrease in unallocated costs of $0.8 million as compared to the six months ended June 30, 2019, primarily consisted of a decrease of $0.9 million in outside services, partially offset by an increase of $0.1 million in personnel and related costs.

General and Administrative Expense

For the three months ended June 30, 2020, the negligible decrease in general and administrative expenses as compared to the three months ended June 30, 2019, primarily consisted of an increase of $0.4 million in professional service costs, offset by a $0.4 million decrease in stock-based compensation expense.

For the six months ended June 30, 2020, the increase of $0.2 million in general and administrative expenses as compared to the six months ended June 30, 2019, primarily consisted of an increase of $0.7 million in professional service costs, offset by a $0.4 million decrease in stock-based compensation expense and a decrease of $0.1 million in other personnel related costs.

Interest Income and Other Expense, net

For the three months ended June 30, 2020, the decrease in interest income and other expense, net of $0.5 million as compared to the three months ended June 30, 2019, primarily consisted of a decrease in interest income earned due to a decrease in cash equivalents and marketable securities and a decrease in interest rates.

For the six months ended June 30, 2020, the decrease in interest income and other expense, net of $0.8 million as compared to the six months ended June 30, 2019, primarily consisted of a decrease in interest income earned due to a decrease in cash equivalents and marketable securities and a decrease in interest rates.

Liquidity and Capital Resources

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $59.3 million, and an accumulated deficit of $240.7 million, compared to cash and cash equivalents and marketable securities of $78.0 million and an accumulated deficit of $217.1 million as of December 31, 2019. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

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

In March 2020, we entered into the Sales Agreement with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as its sales agent. As of June 30, 2020, we had received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three and six months ended June 30, 2020. The amounts and timing of our actual expenditures depend on numerous factors, including:

●	the progress, timing, costs and results of clinical trials for ciforadenant, CPI-006 and CPI-818;

●	the extent to which the COVID-19 coronavirus may impact our business, including our clinical trials and financial condition;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

●	other factors described in the section of this report entitled “Risk Factors.”

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(18,839)	$(18,204)
Investing activities	34,367	9,185
Financing activities	23	6
Net increase (decrease) in cash and cash equivalents	$15,551	$(9,013)

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2020 was $18.8 million, which primarily consisted of a net loss of $23.5 million, adjusted by non-cash charges of $3.5 million, primarily consisting of $3.2 million of stock compensation expense, and an increase of $1.2 million in accounts payable and accrued and other current liabilities.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2020, cash provided in investing activities was $34.4 million, which consisted of proceeds from maturities of marketable securities of $63.1 million and proceeds from sales of marketable securities of $1.0 million, partially offset by purchases of marketable securities of $29.7 million.

During the six months ended June 30, 2019, cash provided in investing activities was $9.2 million, which consisted of proceeds from maturities of marketable securities of $73.7 million, partially offset by purchases of marketable securities of $64.5 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities was negligible.

During the six months ended June 30, 2019, cash provided by financing activities was negligible.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $59.3 million as of June 30, 2020 and cash, cash equivalents and marketable securities of $78.0 million as of December 31, 2019, which consisted of bank deposits, money market investments, U.S. Treasury securities, U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A — Risk Factors

Our business involves significant risks, some of which are described below. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, ciforadenant, CPI-006 and CPI-818, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $46.7 million, $46.9 million and $55.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and $23.5 million and $24.6 million for the six months ended June 30, 2020 and 2019, respectively. We had an accumulated deficit of $240.7 million as of June 30, 2020. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize ciforadenant, CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

As of June 30, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $59.3 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement we entered into with Jefferies LLC in March 2020 in connection with our at-the-market offering, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

●	the type, number, scope, progress, expansions, results of and timing of our ongoing and planned clinical trials of ciforadenant, CPI-006 and CPI-818 and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future;
●	the need for, and the progress, costs and results of, any additional clinical trials of ciforadenant, CPI-006, CPI-818 or any of our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require;
●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
●	the costs and timing of obtaining or maintaining manufacturing for ciforadenant, CPI-006, CPI-818 and our other product candidates, including commercial manufacturing if any product candidate is approved;
●	the costs and timing of establishing sales and marketing capabilities;
●	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
●	the terms and timing of establishing collaborations, license agreements and other partnerships;
●	costs associated with any new product candidates that we may develop, in-license or acquire;
●	the effect of competing technological and market developments;
●	our ability to attract, hire and retain qualified personnel;

●	our ability to establish and maintain partnering arrangements for development; and
●	the costs associated with being a public company.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
●	risk that participants enrolled in our clinical trials will contract the COVID-19 coronavirus while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
●	changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
●	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;

●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

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

We are very early in our development efforts, with three product candidates, ciforadenant, CPI-006 and CPI-818, currently in early stage clinical development for multiple indications. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

As a result, we may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

●	negative or inconclusive results from our clinical trials, the clinical trials of our collaborators or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
●	product-related side effects experienced by participants in our clinical trials, the clinical trials of our collaborators or by individuals using drugs or therapeutic biologics similar to our product candidates;
●	the extent to which the COVID-19 coronavirus may impact our clinical trials;
●	delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the United States Food and Drug Administration (“FDA”) or comparable foreign authorities regarding the scope or design of our clinical trials;
●	delays in enrolling research subjects in clinical trials;
●	high drop-out rates of research subjects;

●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials or the clinical trials of our collaborators;
●	greater than anticipated clinical trial costs;
●	delay in the development or approval of companion diagnostic tests for our product candidates;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

In July 2020, we initiated a Phase 1 trial with CPI-006 in hospitalized COVID-19 patients. The protocol is designed to enroll successive cohorts of patients with mild to moderate symptoms who will receive increasing doses of CPI-006. While we have enrolled over 90 patients in our CPI-006 Phase 1/1b cancer trial at higher doses, COVID-19 is a different disease, is poorly understood and involves multiple organ dysfunction. As a result, there may be unforeseen safety issues and there can be no assurance that we will be able to successfully complete our Phase 1 trial.

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

While we initiated our Phase 1/1b trial for ciforadenant in January 2016, our Phase 1/1b trial for CPI-006 in cancer in March 2018, our Phase 1/1b trial for CPI-818 in March 2019 and our Phase 1 trial for CPI-006 for COVID-19 patients in July 2020, we do not know whether any of our other planned trials, including our planned pivotal trial of ciforadenant in advanced refractory RCC, will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA failing to grant permission to proceed or placing the clinical trial on hold;
●	subjects failing to enroll or remain in our trial at the rate we expect;
●	subjects choosing an alternative treatment or vaccine for the indication for which we are developing ciforadenant, CPI-006, CPI-818 or other product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	a facility manufacturing ciforadenant, CPI-006, CPI-818, any of our other product candidates or any of their components being ordered by the FDA or other regulatory authorities to temporarily or permanently shut down due to violations of good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (“GCP”) or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;
●	one or more Institutional Review Boards (“IRBs”) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
●	patients failing to complete a trial or return for post-treatment follow-up.

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

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

●	such authorities may disagree with the design or implementation of our or any of our potential future collaborators’ clinical trials;
●	we or any of our potential future collaborators may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;
●	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
●	we or any of our potential future collaborators may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
●	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our potential future collaborators contract for clinical and commercial supplies; or
●	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval.

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

In our ongoing trial of ciforadenant, we have enrolled over 300 patients with many different types of cancer and the disease-specific cohorts for renal cell cancer and prostate cancer are continuing to enroll. We have also added patients with various cancers to investigate higher doses of our drug as part of a protocol amendment. Lung cancer patients are also in the follow-up phase in a Phase 1b/2 trial being conducted by Genentech under our collaboration agreement. We are also enrolling patients with many different types of cancer in our Phase 1/1b trial of CPI-006 and patients with many different types of T-cell lymphomas in our Phase 1/1b trial of CPI-818. We are also enrolling hospitalized COVID-19 patients in a Phase 1 trial of CPI-006. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006. We have completed the dose escalation stage where patients receive CPI-006 alone and in combination with ciforadenant and we recently selected the recommended dose of 18 mg/kg and initiated the disease expansion phase in both the monotherapy and the combination arm with ciforadenant of our CPI-006 clinical trial. We are also enrolling patients in the dose escalation phase in the pembrolizumab combination arm of the trial. We expect that successive cohorts of enrolled patients will receive increasing doses of CPI-006 in combination with pembrolizumab or in combination with ciforadenant and pembrolizumab. To date, although only a limited number of patients have been enrolled and the follow-up period has been short. No dose-limiting toxicities have been observed at doses up to and including 18 mg/kg. In July 2020, we began enrolling COVID-19 patients in a Phase 1 study of CPI-006. To date, a limited number of patients have been enrolled and, although no serious adverse events have been observed, the follow-up period has necessarily been short. COVID-19 is a poorly understood disease with multiple organ dysfunction and potential adverse effects of CPI-006 in these patients may be difficult to predict.

In March 2019, we initiated a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas and have completed enrollment in the dose escalation portion of the trial. To date, a limited number of patients have been enrolled and, although no serious adverse events have been observed, the follow-up period has necessarily been short.

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

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our Phase 1/1b clinical trial and our amended Phase 1b/2 clinical trial for ciforadenant, our Phase 1/1b and Phase 1 clinical trials for CPI-006, and our Phase 1/1b trial for CPI-818, and expect to continue to be dependent on third parties to conduct any future clinical studies of ciforadenant, CPI-006, CPI-818 and preclinical and clinical trials for our other product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

There is no guarantee that any such CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. These difficulties may be exacerbated as a result of the ongoing COVID-19 pandemic.

If any of our clinical trial sites terminates for any reason, including as a result of the COVID-19 pandemic, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible.

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

We do not expect to independently conduct all aspects of our manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we may not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support future IND submissions and approval of our product candidates. These difficulties may be exacerbated as a result of the ongoing COVID-19 pandemic. Furthermore, any of these third parties may terminate its engagement with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities, and we may not be able to negotiate alternative arrangements on commercially reasonable terms, or at all.

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

In addition, the supply chain for the manufacturing of our product candidates is complicated and can involve several parties. If we were to experience any supply chain issues, including as a result of the COVID-19 pandemic, our product supply could be seriously disrupted. We expect that the logistical challenges associated with our supply chain will grow more complex as we expand enrollment in our clinical trials for CPI-006 and CPI-818 and as we commence any clinical trials for additional product candidates.

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

Our ability to generate product revenue will depend heavily on our ability to successfully develop and commercialize our product candidates. We do not expect that such commercialization of any of our product candidates will occur for at least the next several years, if ever. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials, including the ability to demonstrate safety and efficacy of our product candidates;
●	managing the complexity of our clinical trial designs;
●	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;
●	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;
●	successfully launching commercial sales of any approved products, whether alone or in collaboration with others;
●	acceptance of any approved products by patients, the medical community and third-party payors;
●	establishing market share while competing with other therapies;
●	a continued acceptable safety profile of any approved products;
●	maintaining compliance with post-approval regulation and other requirements; and
●	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering our product candidates.

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

If we or the manufacturing facilities for ciforadenant, CPI-006, CPI-818 or any other product candidate that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or untitled letters;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements or applications filed by us;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products, refuse to permit the import or export of product or request that we initiate a product recall.

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

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of foreign manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Even if ciforadenant, CPI-006, CPI-818 or any of our other product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

●	demonstration of clinical efficacy and safety compared to other more-established products;
●	the indications for which our product candidates are approved;
●	the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
●	acceptance of a new formulation by healthcare providers and their patients;
●	our ability to obtain and maintain sufficient third-party coverage and reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage and reimbursement;
●	the prevalence and severity of any adverse effects;
●	pricing and cost-effectiveness;
●	the timing of market introduction of our product candidates as well as competitive drugs;
●	the effectiveness of our or any of our potential future collaborators’ sales and marketing strategies; and
●	unfavorable publicity relating to the product candidate

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Additionally, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Kyowa Hakko Kirin has approval in Japan and the US for istradefylline, an A2A antagonist, in Parkinson’s disease. Within oncology, Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial with an A2A antagonist. AstraZeneca plc is conducting clinical trials with an A2A antagonist for use in cancer therapy. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics and subsequently by Celgene, and Arcus Biosciences, Inc. are developing A2A receptor antagonists for cancer. Astra Zeneca, Bristol-Myers Squib, and Novartis in partnership with Surface Oncology, Inc. have initiated clinical trials with anti-CD73 antibodies in cancer patients. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). Janssen Pharmaceuticals, Inc. and AbbVie Inc. are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK. There is also intense competition to develop COVID-19 therapeutic drugs and vaccines, many of which are further along in clinical development than CPI-006. If any such therapeutic drugs or vaccines were to gain approval, the utility of CPI-006 as a therapeutic for the treatment of COVID-19 could be negated.

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

We have no internal sales, marketing or distribution capabilities. If ciforadenant, CPI-006, CPI-818 or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that ciforadenant, CPI-006, CPI-818 or any of our other product candidates will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

●	we may not be able to attract and build an effective marketing department or sales force;
●	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by ciforadenant, CPI-006, CPI-818 or any other product candidates that we may develop, in-license or acquire; and
●	our direct sales and marketing efforts may not be successful.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	the timing and cost of, and level of investment in, research, development and commercialization activities relating to our product candidates, which may change from time to time;
●	coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our product candidates;
●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
●	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
●	the level of demand for any approved products, which may vary significantly;
●	future accounting pronouncements or changes in our accounting policies; and

●	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

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

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. These laws will affect our operations, sales and marketing practices, and our relationships with physicians and other customers and third-party payors. Such laws include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;
●	the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to the government by the 90th day of each calendar year). Additional reporting and transparency requirements for payments to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives go into effect in 2022 for payments made in 2021; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for ciforadenant, CPI-006, CPI-818 or our other product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	the inability to commercialize ciforadenant, CPI-006, CPI-818 or our other product candidates; and

●	a decline in our stock price.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g. Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Further, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the EU General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal information of individuals within the EEA, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. Further, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, e.g. on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, following the United Kingdom’s withdrawal from the EU and the EEA and the end of the transition period on December 31, 2020, we will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. Our exposure to such risks could be more severe as a result of the COVID-19 pandemic and our resulting greater reliance on our information technology systems to facilitate our employees working remotely. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions and delays in our research and development work.

Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.

We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Our exposure to such risks could be more severe as a result of the COVID-19 pandemic and our resulting greater reliance on our information technology systems to facilitate our employees working remotely. Any such security breach may compromise information stored on our networks, or those of our vendors, and may result in significant data losses or theft of our intellectual property or proprietary business information. A cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemnics, such as the COVID-19 pandemic, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently rely on several different manufacturers who supply different parts of the ciforadenant molecule and CPI-818 molecule, on one manufacturer for CPI-006 drug substance and on other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of ciforadenant, CPI-006, CPI-818 or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

In response to the COVID-19 pandemic, we have limited the use of our physical facilities and many of our employees work remotely. We intend to make full use of our physical facilities after national, state and local authorities have indicated that it is safe to do so. In the event of a continuation of shelter-in-place orders or mandated local travel restrictions, our employees conducting research and development activities may not be able to access our facilities and our activities may be significantly limited or curtailed, possibly for an extended period of time. Furthermore, it is possible that over the long term our operational efficiency may be decreased if our employees and third-party collaborators are unable to meet and work in the same physical location.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
●	patent applications may not result in any patents being issued;
●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

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

●	result in costly litigation;
●	divert the time and attention of our technical personnel and management;
●	cause development delays;
●	prevent us from commercializing ciforadenant, CPI-006, CPI-818 or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or
●	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. We are party to various agreements that we depend on for rights to use various technologies that are material to our business, including intellectual property rights covering ciforadenant and methods relating to its use and manufacture. In each of these cases, our rights to use the licensed intellectual property are subject to the continuation of and our compliance with the terms of these agreements. Disputes may arise regarding our rights to intellectual property licensed to us from a third party, including but not limited to:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the ownership of inventions and know-how resulting from the creation or use of intellectual property by us, alone or with our licensors and collaborators;
●	the scope and duration of our payment obligations;
●	our rights upon termination of such agreement; and
●	the scope and duration of exclusivity obligations of each party to the agreement.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make adenosine antagonists that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
●	we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
●	we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

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

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of ciforadenant, CPI-006, CPI-818 and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	regulatory developments in the United States and foreign countries;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of expected product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions other events or factors, many of which are beyond our control, including recession or depression resulting from the current COVID-19 pandemic;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

As of June 30, 2020, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 63% of our outstanding common stock, including 1,458,000 shares of our common stock subject to prefunded warrants as described in Note 1 of our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102). On March 9, 2020 we filed a Registration Statement on Form S-3 (File No. 333-237040), covering the offering of up to $200 million of shares of common stock, preferred stock, warrants and units and entered into the Sales Agreement with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of June 30, 2020, we had not sold any shares of common stock pursuant to the Sales Agreement.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	the required approval of at least 66 2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
●	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
●	the required approval of at least 66 2/3% of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
●	the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

4.4	Form of Warrant	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/9/2020	4.5

10.1	Open Market Sale Agreement, dated March 9, 2020, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	3/9/2020	1.2

10.2#	Transition and Consulting Agreement, dated June 30, 2020 by and between Corvus Pharmaceuticals, Inc. and Joseph Buggy				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101).				X
#	Indicates management contract or compensatory plan
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

CORVUS PHARMACEUTICALS, INC.

Date: July 30, 2020	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 30, 2020	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)