Form 10-Q
period 2020-09-30
Corvus Pharmaceuticals, Inc.
filed 2020-10-29
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of October 29, 2020, 28,061,900 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$22,976	$5,154
Marketable securities	28,385	72,828
Prepaid and other current assets	1,148	1,362
Total current assets	52,509	79,344
Property and equipment, net	1,048	1,462
Operating lease right-of-use asset	1,825	2,327
Other assets	480	513
Total assets	$55,862	$83,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,571	$2,448
Operating lease liability	1,026	878
Accrued and other liabilities	8,404	6,899
Total current liabilities	12,001	10,225
Operating lease liability	1,511	2,310
Total liabilities	13,512	12,535
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at September 30, 2020 and December 31, 2019; 28,059,900 and 27,953,233 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	292,822	288,224
Accumulated other comprehensive income	12	29
Accumulated deficit	(250,487)	(217,145)
Total stockholders’ equity	42,350	71,111
Total liabilities and stockholders’ equity	$55,862	$83,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$6,619	$8,996	$24,639	$29,055
General and administrative	3,226	2,517	9,242	8,359
Total operating expenses	9,845	11,513	33,881	37,414
Loss from operations	(9,845)	(11,513)	(33,881)	(37,414)
Interest income and other expense, net	49	509	539	1,789
Net loss	$(9,796)	$(11,004)	$(33,342)	$(35,625)
Net loss per share, basic and diluted	$(0.33)	$(0.37)	$(1.13)	$(1.21)
Shares used to compute net loss per share, basic and diluted	29,500,318	29,389,003	29,419,431	29,331,290
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(41)	(5)	(17)	68
Comprehensive loss	$(9,837)	$(11,009)	$(33,359)	$(35,557)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	27,953,233	$3	$288,224	$29	$(217,145)	$71,111
Stock-based compensation expense	—	—	1,845	—	—	1,845
Unrealized gain on marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(12,935)	(12,935)
Balance at March 31, 2020	27,953,233	$3	$290,069	$43	$(230,080)	$60,035
Common stock issued on exercise of stock options	81,500	—	23	—	—	23
Stock-based compensation expense	—	—	1,383	—	—	1,383
Unrealized gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(10,611)	(10,611)
Balance at June 30, 2020	28,034,733	$3	$291,475	$53	$(240,691)	$50,840
Common stock issued on exercise of stock options	25,167	—	64	—	—	64
Vesting of restricted stock for early exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,283	—	—	1,283
Unrealized loss on marketable securities	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(9,796)	(9,796)
Balance at September 30, 2020	28,059,900	$3	$292,822	$12	$(250,487)	$42,350

	Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	29,323,930	$3	$280,840	$(34)	$(170,473)	$110,336
Common stock issued on exercise of stock options	2,970	—	1	—	—	1
Vesting of restricted stock for early exercise of stock options	—	—	5	—	—	5
Stock-based compensation expense	—	—	1,953	—	—	1,953
Unrealized gain on marketable securities	—	—	—	45	—	45
Net loss	—	—	—	—	(11,643)	(11,643)
Balance at March 31, 2019	29,326,900	$3	$282,799	$11	$(182,116)	$100,697
Common stock issued on exercise of stock options	21,500	—	5	—	—	5
Vesting of restricted stock for early exercise of stock options	—	—	4	—	—	4
Stock-based compensation expense	—	—	1,898	—	—	1,898
Unrealized gain on marketable securities	—	—	—	28	—	28
Net loss	—	—	—	—	(12,978)	(12,978)
Balance at June 30, 2019	29,348,400	$3	$284,706	$39	$(195,094)	$89,654
Common stock issued on exercise of stock options	57,000	—	16	—	—	16
Vesting of restricted stock for early exercise of stock options	—	—	3	—	—	3
Stock-based compensation expense	—	—	1,749	—	—	1,749
Unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(11,004)	(11,004)
Balance at September 30, 2019	29,405,400	$3	$286,474	$34	$(206,098)	$80,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(33,342)	$(35,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	490	558
Accretion related to marketable securities	44	(565)
Stock-based compensation	4,511	5,600
Changes in operating assets and liabilities:
Prepaid and other current assets	214	(419)
Operating lease right-of-use asset	502	443
Other assets	33	(50)
Accounts payable	123	(88)
Accrued and other liabilities	1,505	1,903
Operating lease liability	(651)	(568)
Net cash used in operating activities	(26,571)	(28,811)
Cash flows from investing activities
Purchases of marketable securities	(35,464)	(114,873)
Sales of marketable securities	1,009	—
Maturities of marketable securities	78,837	113,553
Purchases of property and equipment	(76)	(20)
Net cash provided by investing activities	44,306	(1,340)
Cash flows from financing activities
Proceeds from exercise of common stock options	87	22
Net cash provided by financing activities	87	22
Net increase (decrease) in cash and cash equivalents	17,822	(30,129)
Cash and cash equivalents at beginning of the period	5,154	39,196
Cash and cash equivalents at end of the period	$22,976	$9,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization

Corvus Pharmaceuticals, Inc. (“Corvus” or the “Company”) was incorporated in Delaware on January 27, 2014 and commenced operations in November 2014. Corvus is a clinical-stage biopharmaceutical company. The Company’s operations are located in Burlingame, California. The Company has three insignificant subsidiaries.

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $250.5 million as of September 30, 2020. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of September 30, 2020, the Company had cash, cash equivalents and short-term marketable securities of $51.4 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

The current COVID-19 (coronavirus) pandemic, which is impacting worldwide economic activity, poses risks that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which COVID-19 impacts the Company’s business, including its clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, we will likely experience disruptions, including delays or difficulties in enrolling patients in our clinical trials, delays or difficulties in clinical site initiation, interruption of key clinical trial activities, delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and delays in necessary interactions with local regulatory authorities. COVID-19 may also impact the Company’s ability to raise additional capital on a timely basis or at all, which could negatively impact short-term and long-term liquidity.

Exchange Warrants

On November 8, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,458,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,458,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, and Accounting Research Bulletin 43, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and elected to record the excess over par value as a debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification Topic 815, Derivatives and Hedging, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of September 30, 2020, none of the Exchange Warrants have been exercised.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of September 30, 2020, the Company had an accumulated deficit of $250.5 million and cash, cash equivalents and marketable securities of $51.4 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2020.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2019, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2020.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss - basic and diluted	$(9,796)	$(11,004)	$(33,342)	$(35,625)
Denominator:
Weighted average common shares outstanding	29,500,318	29,394,639	29,419,431	29,350,507
Less: weighted average common shares subject to repurchase	—	(5,636)	—	(19,217)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	29,500,318	29,389,003	29,419,431	29,331,290
Net loss per share, basic and diluted	$(0.33)	$(0.37)	$(1.13)	$(1.21)

Weighted average common shares outstanding for the three and nine months ended September 30, 2020 include 1,458,000 shares of common stock issuable on the conversion of pre-funded warrants described in Note 1.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Outstanding options	5,387,868	4,091,919	5,387,868	4,091,919
Total shares of common stock equivalents	5,387,868	4,091,919	5,387,868	4,091,919

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

The following tables present information as of September 30, 2020 and December 31, 2019 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	September 30, 2020
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$22,314	$—	$—	$22,314
Marketable securities	2,035	26,350	—	28,385
	$24,349	$26,350	$—	$50,699

	December 31, 2019
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$4,252	$—	$—	$4,252
Marketable securities	7,023	65,805	—	72,828
	$11,275	$65,805	$—	$77,080

As of September 30, 2020, marketable securities had a maximum remaining maturity of eleven months.

As of September 30, 2020 and December 31, 2019, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$2,034	$1	$—	$2,035
U.S. Government agency securities	22,085	9	(2)	22,092
Corporate debt obligations	4,254	4	—	4,258
	$28,373	$14	$(2)	$28,385

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,019	$4	$—	$7,023
U.S. Government agency securities	17,701	16	—	17,717
Corporate debt obligations	48,079	17	(8)	48,088
	$72,799	$37	$(8)	$72,828

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

6. Balance Sheet Components (in thousands)

	September 30,	December 31,
	2020	2019
Prepaid and Other Current Assets
Interest receivable	$139	$329
Prepaid research and development manufacturing expenses	44	240
Prepaid facility expenses	160	157
Prepaid insurance	357	150
Other	448	486
	$1,148	$1,362
Property and Equipment
Laboratory equipment	$2,472	$2,396
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,698	4,622
Less: accumulated depreciation and amortization	(3,650)	(3,160)
	$1,048	$1,462
Accrued and Other Liabilities
Accrued clinical trial related	$4,516	$4,300
Accrued manufacturing expense	623	696
Personnel related	2,293	1,624
Other	972	279
	$8,404	$6,899

7. Common Stock

As of September 30, 2020, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of September 30, 2020, no dividends on common stock had been declared.

In March 2020, the Company entered into an open market sale agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. As of September 30, 2020, the Company had received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2020	2019
Exchange warrants	1,458,000	1,458,000
Shares available for future option grants	2,971,058	1,704,183
Outstanding options	5,387,868	5,643,410
Shares reserved for employee stock purchase plan	400,000	400,000
Total	10,216,926	9,205,593

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2019	1,704,183	5,643,410	$8.05
Additional shares authorized	1,118,000	—	—
Options granted	(220,000)	220,000	2.68
Options exercised	—	(106,667)	0.82
Options forfeited	368,875	(368,875)	6.39
Balance at September 30, 2020	2,971,058	5,387,868	$8.01

9. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$622	$752	$2,206	$2,350
General and administrative	661	997	2,305	3,250
Total	$1,283	$1,749	$4,511	$5,600

10. Income Taxes

During the three and nine months ended September 30, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of September 30, 2020 and December 31, 2019, the right-of-use asset under operating lease was $1.8 million and $2.3 million, respectively. The elements of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Statements of operations and	September 30,		September 30,
	comprehensive loss location	2020	2019	2020	2019
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$239	$239	$718	$720
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	87	81	263	243
Total operating lease cost		$326	$320	$981	$963
Other Information
Operating cash flows used for operating lease		$377	$363	$1,132	$1,084
Remaining lease term		2.3 years	3.3 years	2.3 years	3.3 years
Discount rate		10.0%	10.0%	10.0%	10.0%

As of September 30, 2020, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2020*	$290
2021	1,260
2022	1,299
Total lease payments	2,849
Less: imputed interest	(312)
Total	$2,537

* Remainder of the year

As of December 31, 2019, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2020	$1,159
2021	1,260
2022	1,299
Total lease payments	3,718
Less: imputed interest	(530)
Total	$3,188

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

13. Subsequent Events

In October 2020, the Company announced the formation and launch of Angel Pharmaceuticals Co., Ltd. (“Angel Pharmaceuticals”), a new China based biopharmaceutical. The Company formed Angel Pharmaceuticals as a wholly-owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital, $6.6 million of such investments are subject to the satisfaction of certain customary conditions. Such cash is not available for Corvus’ use. Contemporaneously with the financing, Angel Pharmaceuticals obtained the rights to develop and commercialize the Company’s three clinical-stage candidates – ciforadenant, CPI-006 and CPI-818 – in greater China and obtained global rights to the Company’s BTK inhibitor preclinical programs. Under the collaboration, the Company will initially retain a 49.7% equity stake in Angel Pharmaceuticals and will be entitled to designate three individuals on Angel’s five-person Board of Directors. The Company is currently in the process of finalizing the related accounting treatment of this transaction.

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

Since we began operations in November 2014, we have built a pipeline of multiple oncology development programs and a coronavirus disease 2019 (“COVID-19”) development program. Three product candidates are now in international multicenter clinical trials directed against a broad number of cancer indications and one of our product candidates is also being tested in a COVID-19 clinical trial. We are developing small molecules that are designed to selectively inhibit the binding of immunosuppressive adenosine to either A2A receptors (ciforadenant, formerly CPI-444) or to A2B receptors. Another small molecule inhibitor that we are developing (CPI-818) is designed to block the function of ITK, a kinase protein inside T-cells that is crucial to T-cell activation and differentiation. We also are developing injectable monoclonal antibodies. One of these antibodies (CPI-006) is designed to block the production of adenosine by tumors by inhibiting the cell surface enzyme CD73. This antibody is also designed to stimulate various immune cells, which we believe may have potential for the treatment of COVID-19 patients. Another of our antibodies is designed to bind to the chemokine receptor CXCR2 on myeloid cells to block the activity of immunosuppressive myeloid cells that infiltrate tumors, and is in preclinical development. Our product candidates are designed to exhibit a high degree of specificity, which has the potential to provide greater safety compared to other cancer therapies and may facilitate their development either as monotherapies or in combination with other cancer therapies such as immune checkpoint inhibitors or chemotherapy.

Ciforadenant (formerly CPI-444), is an oral, small molecule antagonist of the A2A receptor for adenosine and is currently being studied under a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab) for patients with either advanced, refractory renal cell cancer (“RCC”) or patients with refractory metastatic castration resistant prostate cancer (“mCRPC”). Our second clinical product candidate, CPI-006, is an anti-CD73 monoclonal antibody that is designed to both inhibit the production of adenosine and stimulate various immune cells. CPI-006 is currently being studied in a Phase 1/1b clinical trial as a monotherapy and in combination with ciforadenant, in combination with pembrolizumab and in triplet combination with both ciforadenant and pembrolizumab. In addition, we recently initiated an open-label, Phase 1 clinical trial of CPI-006 in COVID-19 patients with mild to moderate symptoms. Our third clinical product candidate, CPI-818, is a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T-cell lymphomas. CPI-818 is designed to be directly cytotoxic to certain malignant T-cells and we believe has the potential to regulate immune responses to tumors. We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing oncology assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates (other than in greater China).

To date, the majority of our efforts have been focused on the research, development and advancement of ciforadenant, CPI-006 and CPI-818, and we have not generated any revenue from product sales. As a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the nine months ended September 30, 2020 was $33.3 million. As of September 30, 2020, we had an accumulated deficit of $250.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize ciforadenant, CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through September 30, 2020, we have funded our operations primarily through the sale and issuance of stock. On March 22, 2016, our registration statement on Form S-1 (File No. 333-208850) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. Shares of our common stock began trading on the Nasdaq Global Market on March 23, 2016. The IPO closed on March 29, 2016, pursuant to which we sold 4,700,000 shares of our common stock at a public offering price of $15.00 per share. In April 2016, we sold an additional 502,618 shares of our common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. We received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock. In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses.

In March 2020, we entered into an open market sale agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. As of September 30, 2020, we had not sold any shares of our common stock pursuant to the Sales Agreement.

In October 2020, we announced the formation and launch of Angel Pharmaceuticals Co., Ltd. (“Angel Pharmaceuticals”), a new China based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We formed Angel Pharmaceuticals as a wholly-owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital, $6.6 million of such investments are subject to the satisfaction of certain customary conditions. Such cash is not available for our use. Contemporaneously with the financing, Angel Pharmaceuticals licensed the rights to develop and commercialize our three clinical-stage candidates – ciforadenant, CPI-006 and CPI-818 – in greater China and obtained global rights to our BTK inhibitor preclinical programs. Under the collaboration, we will initially retain a 49.7% equity stake in Angel Pharmaceuticals and will be entitled to designate three individuals on Angel’s five-person Board of Directors.

As of September 30, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $51.4 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

COVID-19 Update

COVID-19 was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. COVID-19 has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials. These strains have resulted in institutions prohibiting the initiation of new clinical trials, enrollment in existing clinical trials and restricting the on-site monitoring of clinical trials. As our oncology clinical trial enrollment goals for 2020 were largely completed in our first quarter, we have not been significantly affected by any clinical trial enrollment restrictions. Patients in our ongoing oncology clinical trials have generally completed their scheduled visits and we have been able to collect the essential data from those visits. We also follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data. However, while we had begun Investigational New Drug (“IND”)-enabling studies and scale-up manufacturing for CPI-182, our anti-CXCR2 antibody designed to block myeloid suppression, we paused this work in mid-March 2020 as a result of the COVID-19 pandemic.

We have not experienced any disruption in our supply chain of drug candidate necessary to conduct our clinical trials and believe we will be able to utilize our inventories to supply the drug needs of all of our clinical trials in 2020.

In alignment with public health guidance designed to slow the spread of COVID-19, as of mid-March 2020, we implemented a reduced onsite staffing model and transitioned to a remote work plan for all employees other than those providing essential services, such as our laboratory staff. For our onsite employees, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We are further supporting all of our employees by leveraging virtual meeting technology and encouraging employees to follow local health authority guidance. We may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine such actions to be in the best interests of our employees.

Product Pipeline

Our product candidate pipeline includes the following:

Ciforadenant Adenosine A2A Receptor Antagonist. Our initial product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine that we in-licensed from Vernalis in February 2015. In January 2016, we began enrolling patients in a large expansion cohort trial for ciforadenant. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of ciforadenant in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq, a fully humanized monoclonal antibody targeting PD-L1. In November 2016, we completed enrollment of 48 patients in the first step of the Phase 1/1b clinical trial, which was designed to determine the optimal dose of ciforadenant as both a single agent therapy and in combination with Tecentriq for use in the cohort expansion stage of the clinical trial. The expansion cohort portion of the clinical trial enrolled patients with non-small cell lung cancer (“NSCLC”), RCC, melanoma (“MEL”), triple negative breast cancer (“TNBC”) and other cancers including colorectal cancer, prostate cancer, head and neck cancer and bladder cancer at leading medical centers in the United States, Australia and Canada. We have enrolled over 300 patients in this clinical trial to date. In 2017, both the single agent and combination arms of the NSCLC and RCC cohorts met the protocol-defined criteria for expansion from 14 to 26 patients, and both arms of the RCC cohort further met the protocol-defined criteria for expansion to 48 patients. In December 2017, Genentech began enrolling patients in a Phase 1b/2 clinical trial that is evaluating ciforadenant in combination with Tecentriq in patients with NSCLC under an umbrella protocol known as Morpheus. Enrollment in this trial has been completed and the patients are being followed. In 2018, we amended our Phase 1/1b protocol to enroll patients in a Phase 1b/2 clinical trial with RCC who have failed therapies with both anti-PD-(L)1 antibodies and tyrosine kinase inhibitors (“TKI”). Based on data observed in the Phase 1b/2 clinical trial in 2019, we began enrolling patients with metastatic castration-resistant prostate cancer (“mCRPC”) in a Phase 2 expansion arm of our ongoing Phase 1/1b clinical trial with mCRPC who will receive the combination of ciforadenant with Tecentriq based on data from the Phase 1b/2 clinical trial that showed activity in this disease.

As of August 2020, the key findings from our clinical trials of ciforadenant included:

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

At the June 2020 American Society of Clinical Oncology (ASCO) annual virtual meeting, we presented updated interim data from our clinical trials with ciforadenant and atezolizumab in RCC. The data reported in 51 patients showed an objective response rate of 17% by RECIST criteria in the adenosine signature positive patients (n=31) and 0% ORR in the adenosine signature negative group (n=20). We also reported on the use of a simpler, modified biomarker based on immunohistochemistry staining of tumor tissue with anti-CD68. In 53 patients tested, the ORR was 26.7% in CD68 positive patients (4 of 15) and 3% in CD68 negative patients (1 of 38). We expect to meet with the FDA in December 2020 to discuss the study design and plans for a ciforadenant pivotal study in advanced refractory RCC using the adenosine gene signature as a biomarker.

The issued U.S. patents that we in-licensed from Vernalis for ciforadenant are directed to the composition of matter of ciforadenant and its method of use for treating disorders treatable by purine receptor blocking. The composition of matter patent covering ciforadenant is expected to expire in the United States in July 2029, excluding any patent term extension that may be available. We hold an exclusive, worldwide license under these patent rights and related know-how, including a limited right to grant sublicenses, for all fields of use, to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant (other than in greater China). We have also filed patent applications covering the use of ciforadenant in combination with other checkpoint inhibitors, and the use of various biomarkers to select and monitor patients receiving therapy.

CPI-006, Immunomodulatory Anti-CD73 Antibody and B-Cell Activator. Our second clinical product candidate, CPI-006, is an anti-CD73 monoclonal antibody that is designed to inhibit the production of adenosine and has demonstrated immunomodulatory activity, which we in-licensed from Scripps in December 2014. CPI-006 was developed into a humanized anti-CD73 monoclonal antibody from a mouse hybridoma clone expressing an anti-human CD73 antibody. We have further modified CPI-006 to improve binding to CD73 and maximize its inhibition of catalytic activity. CD73 is an ectonucleotidase often found on lymphocytes, tumors and other tissues and is believed to play an important role in tumor immune suppression by catalyzing the production of extracellular adenosine. In preclinical in vitro studies, our humanized monoclonal anti-CD73 antibody has been shown to inhibit the catalytic activity of CD73, resulting in the blocking of extracellular adenosine production by tumor cells, which we believe could stimulate or enhance immune response to tumors. In addition to its role in the production of adenosine, CD73 also functions as an immunomodulatory receptor present on B-cells, T-cells and certain myeloid cells. In February 2018, we initiated a Phase 1/1b clinical trial with CPI-006 administered alone and in combination with ciforadenant and in combination with pembrolizumab. In addition, we recently added a treatment arm to the study to evaluate the triplet combination of CPI-006, ciforadenant and pembrolizumab.

As of June 2020, we had completed enrollment in three dose escalation arms of the trial and continue to enroll in the triplet combination dose escalation arm. Over 90 cancer patients had been treated with CPI-006 in the Phase 1/1b clinical trial, with dosing as high as 24 mg/kg every three weeks. The key findings from this clinical trial have included the observation that CPI-006 has been well-tolerated and evidence of B-cell activation and lymphocyte trafficking was observed in patients that received single doses as low as 1 mg/kg. Treatment with CPI-006 has also been associated with increases in memory B-cells, the emergence of new B-cell clones and, in some patients, the production of novel anti-tumor antibodies. We plan to present updated clinical data from the Phase 1/1b clinical trial in late 2020.

CPI-006 COVID-19 Phase 1 Clinical Trial Update

In June 2020, we initiated a Phase 1 clinical trial to investigate CPI-006 as a novel immunotherapy approach for the treatment of patients with COVID-19 based on CPI-006’s potential immunomodulatory effects. In prior clinical trials, administration of CPI-006 led to increased levels of memory B-cells, which are the cells responsible for long-term immunity. We believe that the similar production of antibodies and memory cells to pathogens such as severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), the virus that causes COVID-19, may provide clinical benefits for patients, including potentially shortened recovery time and improved protective immunity based on pre-clinical studies and early Phase 1 clinical results.

The open-label, Phase 1 clinical trial is expected to enroll up to 30 hospitalized COVID-19 patients with mild to moderate symptoms. Patients will receive a single dose of CPI-006, with levels of 0.3, 1.0, 3.0 and 5.0 mg/kg, escalating in four cohorts as the study progresses. Patients will receive medications, therapies, and interventions per standard treatment protocols for COVID-19 for the duration of the study. The primary efficacy endpoint is the change in serum immunoglobulin (IgM and IgG) anti-SARS-CoV-2 levels compared to baseline at day 28. The study also will examine safety and other clinical endpoints, including time to resolution of symptoms and duration of hospitalization.

We initially reported data from the Phase 1 clinical trial in September 2020. On October 5, 2020, we announced updated data, which includes a longer, 56-day follow-up results from the first two cohorts (0.3 mg/kg and 1.0 mg/kg dose) and initial results from the third cohort (3.0 mg/kg). In the 56-day follow-up, the results show a dose-response with higher and more prolonged titers in the 1.0 mg/kg cohort compared to the 0.3 mg/kg cohort. In addition, the results show increased levels of memory B cells and memory T cells, and there are no reports of any drug-related safety issues in all 15 patients treated so far.

To-date, the first three cohorts of the study have been enrolled and the final cohort is currently enrolling patients. This includes a new study site, El Centro Regional Medical Center in El Centro, CA, which is affiliated with the University of California, San Diego Health Care Network and serves Imperial and Riverside counties in southern California. We continue to anticipate that we will complete the study and report results during the fourth quarter of 2020, including a presentation of data at the Society for Immunotherapy of Cancer (SITC) annual meeting in November. Based on these data, and assuming the remainder of the data in the study supports it, we plan to initiate a pivotal, randomized, double blind study in hospitalized COVID-19 patients before year-end.

In the first three cohorts of the study, the median age of the patients was 63 years (range 26-76 years) and 12 of 15 patients were minorities at higher risk for COVID-19 disease complications (7 African American and 5 Latino). All of the patients had comorbidities that increased their COVID-19 risk including diabetes, hypertension, obesity, chronic lung disease and/or cancer. The median duration of symptoms prior to treatment with CPI-006 was five days (range 1-21 days). The key highlights from these 15 patients, beyond the data already reported from the first 10 patients, include:

●	14 of 14 patients with pre-treatment serum samples available had low pre-treatment levels of anti-SARS-CoV-2 antibodies independent of the duration of their prior COVID-19 symptoms.
●	IgG and IgM antibody titers against the SARS-CoV-2 trimeric spike and/or receptor binding domain (“RBD”) increased in all evaluable patients within 7 days of a single infusion of CPI-006. As previously reported, one patient did not have a pre-treatment serum sample available but had a sample collected one day after receiving CPI-006 and this sample exhibited a high titer, which continued to increase as of September 28, 2020.
●	In 11 of 11 patients with serum samples available to be tested, the combined IgG and IgM antibody responses continued to increase out to 28 days post treatment with CPI-006 as of September 28, 2020, in-line with the prior study data.
●	In three of three patients tested, memory B cells, and memory CD4 and CD8 T effector memory cells, increased at 28 days post-treatment, and for one of such patients memory B cells increased from 1.8% to 7.9% of B cells at 56 days post-treatment.
●	As of September 28, 2020, 14 of 15 patients were discharged from the hospital with clinical improvement after a median of 4.5 days. One patient remains in the hospital with improvement of symptoms.
●	There have been no drug-related toxicity or safety issues reported.

The 28-day and 56-day anti-SARS-CoV-2 antibody data for patients receiving 0.3 mg/kg (cohort 1) and 1.0 mg/kg (cohort 2) doses showed a dose-response with higher and more prolonged titers observed in the 1.0 mg/kg cohort compared to the 0.3 mg/kg cohort as reflected in the figures below. In particular:

●	IgG and IgM titers to trimeric spike and receptor binding domain (RBD) of SARS-CoV-2 were measured and compared to convalescent serum obtained from recovered COVID-19 patients.

●	Geometric mean titers (and range) were evaluated and revealed robust response at 28 days for both cohorts with higher and more sustained levels at day 56 seen in the 1.0 mg cohort. For example, day 56 IgG to spike protein titer was 49,519 as compated to 204,800 in patients receiving 0.3 and 1.0 mg/kg, respectively. Day 56 titers to RBD were 37,286 as compared to 144,815 in patients receiving 0.3 and 1.0 mg/kg, respectively.

●	Sustained and high IgM titers were also observed and exhibited a similar dose-response.

Anti-SARS-CoV-2 antibody response (IgG and IgM) to spike protein and RBD of SARS-CoV-2. Patients receive 0.3 or 1.0 mg/kg single dose of CPI-006 and antibody titers measured at pre-treatment and at Days 28 and 56. Data are shown as box and whisker plot with geometric mean and interquartile ranges

We believe the totality of the data from the Phase 1 clinical continues to support the potential of CPI-006 as a treatment for COVID-19. CPI-006, when administered at very low doses, has demonstrated a boost in antibody responses to the SARS-CoV-2 virus. The responses have been long-lived and the data reflects a clear dose response relationship with 1.0 mg/kg having produced higher and more prolonged titers than 0.3 mg/kg; especially of IgM.

CPI-818, ITK Inhibitor. Our third clinical product candidate, CPI-818, is a selective, covalent inhibitor of ITK. ITK, an enzyme that functions in T-cell signaling and differentiation, is expressed predominantly in T-cells, which are lymphocytes that play a vital role in immune responses. One of the key survival mechanisms of tumors is believed to be the reprogramming of T-cells to create an inflammatory environment that inhibits anti-tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of T-cell anti-tumor immunity and also may be useful in the treatment of T-cell lymphomas. CPI-818 is orally bioavailable and has been shown to achieve cellular occupancy of the target in vivo in various animal models. Pre-clinical studies have demonstrated that CPI-818 was well-tolerated in vivo and resulted in inhibition of T-cell activation. In March of 2019, we initiated a Phase 1/1b study of CPI-818 in patients with advanced refractory T-cell lymphomas. Early interim results from the dose-escalation portion of the study were presented in December 2019 at the American Society of Hematology (ASH) meeting and in February 2020 at the 12th Annual T-cell Lymphoma Forum, showing that, CPI-818 was well-tolerated and achieved substantial ITK target occupancy, one of the goals of the study.

We have completed enrollment in the dose escalation portion (N=16) of our Phase 1/1b clinical trial, which included patients with several types of advanced, refractory T-cell lymphomas. Based on results from this portion of the study, including a confirmed complete response in one patient with peripheral T-cell lymphoma (PTCL) who previously failed chemotherapy and high dose chemotherapy with autologous bone marrow transplantation, we selected the optimum dose and began the next portion of the study with a focus on patients with PTCL and cutaneous T-cell lymphoma (CTCL). We recently announced a second patient with PTCL who achieved a partial response. Seven patients with PTCL have been treated on the trial. We are continuing to enroll PTCL and cutaneous t-cell lymphoma (CTCL) patients in our trial.

We plan to present updated clinical data from the CPI-818 Phase 1/1b clinical trial at the American Society of Hematology (ASH) annual meeting in December 2020.

We have filed patent applications covering composition of matter and uses of our ITK inhibitors and hold exclusive worldwide rights for all indications (other than in greater China).

CPI-182, Anti-CXCR2 Antibody designed to block Myeloid Suppression. In 2017, we in-licensed this monoclonal antibody designed to block CXCR2, a novel target expressed on myeloid derived suppressor cells (“MDSC”). Preclinical studies have demonstrated that this antibody blocked MDSCs and also may have reacted with CXCR2 present on certain cancers such as acute myeloid leukemia cells and other cancers. We had begun IND-enabling studies and scale-up manufacturing for this product candidate but paused this work in mid-March 2020 as a result of the COVID-19 pandemic.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2020.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our Phase 1/1b clinical trial and amended Phase 1b/2 clinical trial of ciforadenant;

●	enrollment and completion of our Phase 1/1b clinical trial of CPI-006 in cancer patients;

●	enrollment of COVID-19 patients in our ongoing Phase 1 trial of CPI-006;

●	initiate a pivotal clinical trial of CPI-006 in hospitalized COVID-19 patients;

●	enrollment and completion of our Phase 1/1b clinical trial of CPI-818;

●	process development and manufacturing of drug supply of ciforadenant, CPI-006 and CPI-818; and

●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Operating expenses:
Research and development	$6,619	$8,996	$(2,377)	$24,639	$29,055	$(4,416)
General and administrative	3,226	2,517	709	9,242	8,359	883
Total operating expenses	9,845	11,513	(1,668)	33,881	37,414	(3,533)
Loss from operations	(9,845)	(11,513)	1,668	(33,881)	(37,414)	3,533
Interest income and other expense, net	49	509	(460)	539	1,789	(1,250)
Net loss	$(9,796)	$(11,004)	$1,208	$(33,342)	$(35,625)	$2,283

Research and Development Expense

Research and development expenses for the three and nine months ended September 30, 2020 and 2019 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Ciforadenant (formerly CPI-444)	$869	$976	$(107)	$3,131	$4,193	$(1,062)
CPI‑006	1,415	1,430	(15)	6,048	4,934	1,114
CPI-818	610	1,760	(1,150)	2,349	5,071	(2,722)
Other programs	9	386	(377)	821	1,036	(215)
Unallocated employee and overhead costs	3,716	4,444	(728)	12,290	13,821	(1,531)
	$6,619	$8,996	$(2,377)	$24,639	$29,055	$(4,416)

For the three months ended September 30, 2020, the decrease in ciforadenant costs of $0.1 million as compared to the three months ended September 30, 2019, primarily consisted of a decrease of $0.1 million in clinical trial expenses and a decrease of $0.1 million in other outside service costs, partially offset by an increase of $0.1 million in drug manufacturing costs.

For the nine months ended September 30, 2020, the decrease in ciforadenant costs of $1.1 million as compared to the nine months ended September 30, 2019, primarily consisted of a decrease of $0.7 million in clinical trial expenses, a decrease of $0.2 million in drug manufacturing costs and a decrease of $0.2 million in other outside services.

For the three months ended September 30, 2020, the negligible decrease in CPI-006 costs as compared to the three months ended September 30, 2019, primarily consisted of an increase of $0.1 million in outside services, offset by a decrease of $0.1 million in drug manufacturing costs.

For the nine months ended September 30, 2020, the increase in CPI-006 costs of $1.1 million as compared to the nine months ended September 30, 2019, primarily consisted of an increase of $2.4 million in clinical trial expenses and an increase of $0.3 million in other outside services, partially offset by a decrease of $1.6 million in drug manufacturing costs.

For the three months ended September 30, 2020, the decrease in CPI-818 costs of $1.2 million as compared to the three months ended September 30, 2019, primarily consisted of a decrease of $0.8 million in drug manufacturing costs and a decrease of $0.3 million in other outside services.

For the nine months ended September 30, 2020, the decrease in CPI-818 costs of $2.7 million as compared to the nine months ended September 30, 2019, primarily consisted of a decrease of $2.2 million in drug manufacturing costs and a decrease of $0.6 million in other outside services, partially offset by an increase of $0.1 million in clinical trial expenses.

For the three months ended September 30, 2020, the decrease in other program costs of $0.4 million as compared to the three months ended September 30, 2019, primarily consisted of a decrease of $0.3 million in outside services and a decrease of $0.1 million in drug manufacturing costs.

For the nine months ended September 30, 2020, the decrease in other program costs of $0.2 million as compared to the nine months ended September 30, 2019, primarily consisted of a decrease of $0.7 million in outside services, partially offset by an increase of $0.5 million in drug manufacturing costs.

For the three months ended September 30, 2020, the decrease in unallocated costs of $0.7 million as compared to the three months ended September 30, 2019, primarily consisted of a decrease of $0.5 million in personnel and related costs and a decrease of $0.2 million in other outside services.

For the nine months ended September 30, 2020, the decrease in unallocated costs of $1.5 million as compared to the nine months ended September 30, 2019, primarily consisted of a decrease of $1.1 million in outside services and a decrease of $0.4 million in personnel and related costs.

General and Administrative Expense

For the three months ended September 30, 2020, the increase in general and administrative expenses of $0.7 million as compared to the three months ended September 30, 2019, primarily consisted of an increase of $1.0 million in professional service costs, partially offset by a $0.3 million decrease in stock-based compensation expense.

For the nine months ended September 30, 2020, the increase of $0.9 million in general and administrative expenses as compared to the nine months ended September 30, 2019, primarily consisted of an increase of $1.6 million in professional service costs and an increase of $0.2 million in personnel costs, partially offset by a decrease of $0.9 million in stock-based compensation expense.

Interest Income and Other Expense, net

For the three months ended September 30, 2020, the decrease in interest income and other expense, net of $0.5 million as compared to the three months ended September 30, 2019, primarily consisted of a decrease in interest income earned due to a decrease in cash equivalents and marketable securities and a decrease in interest rates.

For the nine months ended September 30, 2020, the decrease in interest income and other expense, net of $1.3 million as compared to the nine months ended September 30, 2019, primarily consisted of a decrease in interest income earned due to a decrease in cash equivalents and marketable securities and a decrease in interest rates.

Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $51.4 million, and an accumulated deficit of $250.5 million, compared to cash and cash equivalents and marketable securities of $78.0 million and an accumulated deficit of $217.1 million as of December 31, 2019. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

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

In March 2020, we entered into the Sales Agreement with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as its sales agent. As of September 30, 2020, we had received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three and nine months ended September 30, 2020. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(26,571)	$(28,811)
Investing activities	44,306	(1,340)
Financing activities	87	22
Net increase (decrease) in cash and cash equivalents	$17,822	$(30,129)

Cash Flows from Operating Activities

Cash used in operating activities during the nine months ended September 30, 2020 was $26.6 million, which primarily consisted of a net loss of $33.3 million, adjusted by non-cash charges of $5.0 million, primarily consisting of $4.5 million of stock compensation expense, an increase of $1.6 million in accounts payable and accrued and other current liabilities, and a decrease in prepaid and other current assets of $0.2 million.

Cash used in operating activities during the nine months ended September 30, 2019 was $28.8 million, which primarily consisted of a net loss of $35.6 million, adjusted by non-cash charges of $5.6 million, primarily consisting of stock compensation expense, and an increase of $1.8 million in accounts payable and accrued and other current liabilities, partially offset by an increase in prepaid and other current assets of $0.4 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2020, cash provided in investing activities was $44.3 million, which consisted of proceeds from maturities of marketable securities of $78.8 million and proceeds from sales of marketable securities of $1.0 million, partially offset by purchases of marketable securities of $35.5 million.

During the nine months ended September 30, 2019, cash used in investing activities was $1.3 million, which consisted of purchases of marketable securities of $114.9 million, partially offset by proceeds from maturities of marketable securities of $113.6 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities was $0.1 million, which consisted of proceeds from the exercise of stock options.

During the nine months ended September 30, 2019, cash provided by financing activities was negligible.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $51.4 million as of September 30, 2020 and cash, cash equivalents and marketable securities of $78.0 million as of December 31, 2019, which consisted of bank deposits, money market investments, U.S. Treasury securities, U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history and no revenue. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, ciforadenant, CPI-006 and CPI-818, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $46.7 million, $46.9 million and $55.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and $33.3 million and $35.6 million for the nine months ended September 30, 2020 and 2019, respectively. We had an accumulated deficit of $250.5 million as of September 30, 2020. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize ciforadenant, CPI-006 and CPI-818, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

As of September 30, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $51.4 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, while Angel Pharmaceuticals expects to receive outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – ciforadenant, CPI-006 and CPI-818 – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

●	the type, number, scope, progress, expansions, results of and timing of our ongoing and planned clinical trials of ciforadenant, CPI-006 and CPI-818 and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future;
●	whether our current Phase 1 clinical trial of CPI-006 is successful and warrants our pursuing a further clinical trial;
●	the need for, and the progress, costs and results of, any additional clinical trials of ciforadenant, CPI-006, CPI-818 or any of our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require;
●	the impact of the COVID-19 pandemic;
●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
●	the costs and timing of obtaining or maintaining manufacturing for ciforadenant, CPI-006, CPI-818 and our other product candidates, including commercial manufacturing if any product candidate is approved;
●	the costs and timing of establishing sales and marketing capabilities;
●	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
●	the terms and timing of establishing collaborations, license agreements and other partnerships;
●	whether the FDA accepts data from any clinical trials of our product candidates conducted by Angel Pharmaceuticals in China;

●	costs associated with any new product candidates that we may develop, in-license or acquire;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	the effect of competing technological and market developments;
●	our ability to attract, hire and retain qualified personnel;
●	our ability to establish and maintain partnering arrangements for development; and
●	the costs associated with being a public company.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to most countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

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

As our oncology clinical trial enrollment goals for 2020 were largely completed in our first quarter, we have not been significantly affected by any clinical trial enrollment restrictions to date. Patients in our ongoing oncology clinical trials have generally completed their scheduled visits and we have been able to collect the essential data from those visits. However, while we had begun IND-enabling studies and scale-up manufacturing for CPI-182, our anti-CXCR2 antibody designed to block myeloid suppression, we paused this work in mid-March 2020 as a result of the COVID-19 pandemic. Furthermore, while we have not experienced any disruption in our supply chain of drug candidate necessary to conduct our clinical trials and believe we will be able to utilize our inventories to supply the drug needs of all of our clinical trials in 2020, there can be no assurance that we will not suffer any supply chain related issues.

In addition, the spread of the COVID-19 coronavirus has had an impact and may continue to severely impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

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

As a result, we may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

●	negative or inconclusive results from our clinical trials, the clinical trials of our collaborators, including Angel Pharmaceuticals, or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

●	whether our current Phase 1 clinical trial of CPI-006 is successful and warrants our pursuing a further clinical trial;
●	product-related side effects experienced by participants in our clinical trials, the clinical trials of our collaborators or by individuals using drugs or therapeutic biologics similar to our product candidates;
●	the extent to which the COVID-19 coronavirus may impact our clinical trials;
●	delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the United States Food and Drug Administration (“FDA”) or comparable foreign authorities regarding the scope or design of our clinical trials;
●	delays in enrolling research subjects in clinical trials;
●	high drop-out rates of research subjects;
●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials or the clinical trials of our collaborators;
●	greater than anticipated clinical trial costs;
●	delay in the development or approval of companion diagnostic tests for our product candidates;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

We could find that the product candidates we or our collaborators pursue are not safe or effective. Furthermore, if one or more of our product candidates, particularly in relation to the adenosine pathway, generally prove to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline could be delayed, potentially permanently. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) to the FDA or

comparable marketing applications to foreign regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market ciforadenant, CPI-006 or CPI-818, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure our stockholders that ciforadenant, CPI-006 or CPI-818 will be successfully developed or commercialized. If we or any of our existing or potential future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize ciforadenant, CPI-006 or CPI-818, we may not be able to generate sufficient revenue to continue our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our existing or potential future collaborators advance into clinical trials, including ciforadenant, CPI-006 and CPI-818, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

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

Furthermore, our ongoing and planned clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Since the initiation of our Phase 1/1b clinical trial in January 2016, ciforadenant has been administered to more than 300 cancer patients and, while it has generally been well tolerated, there have been possibly drug-related or drug-related serious adverse events observed during the trial, and limited information is available concerning long-term safety and efficacy. It remains possible that patients enrolled in our Phase 1/1b clinical trial or our amended Phase 1b/2 clinical trial for ciforadenant could respond in unexpected ways. Our Phase 1/1b and our amended Phase 1b/2 clinical trials are conducted in patients with advanced cancers who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. Furthermore, a portion of our Phase 1/1b clinical trial, our amended Phase 1b/2 clinical trial and Genentech’s Phase 1b/2 clinical trial under our collaboration agreement, includes the administration of ciforadenant in combination with Genentech’s cancer immunotherapy, Tecentriq, which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of historical clinical studies of ciforadenant conducted by third parties or the results of our clinical studies to-date will be indicative of the ongoing results of our Phase 1/1b clinical trial or amended Phase 1b/2 clinical trial, Genentech’s Phase 1b/2 clinical trial or any future clinical trial of ciforadenant.

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006. The protocol is designed to enroll successive cohorts of patients with advanced cancers who will receive increasing doses of CPI-006 both alone, or in combination with ciforadenant or an anti-PD-1. CPI-006 has been well tolerated in the clinical trial at doses up to 24 mg/kg, although a limited number of patients have been enrolled and the follow-up period has necessarily been short, and we have observed one patient with Grade 3 anemia. We have seen 1 patient develop Grade 3 hyponatremia at a dose of 24 mg/kg. However, CD73 is involved in several physiological systems and the administration of anti-CD73 antibodies such as CPI-006 could result in unforeseen safety issues. Similar to our Phase 1/1b clinical trial of ciforadenant, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-006 could respond in unexpected ways and that the administration of CPI-006 in combination with ciforadenant and pembrolizumab could exacerbate immune system related adverse events. As a result, there can be no assurance that we will be able to establish the safety and efficacy of CPI-006 or that we will be able to successfully complete our Phase 1/1b clinical trial.

In July 2020, we initiated a Phase 1 clinical trial with CPI-006 in hospitalized COVID-19 patients. The protocol is designed to enroll successive cohorts of patients with mild to moderate symptoms who will receive increasing doses of CPI-006. While we have enrolled over 90 patients in our CPI-006 Phase 1/1b clinical cancer trial at higher doses, COVID-19 is a different disease, is poorly understood and involves multiple organ dysfunction. As a result, there may be unforeseen safety issues and there can be no assurance that we will be able to successfully complete our Phase 1 clinical trial.

In March 2019, we initiated a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas. Similar to our clinical trials of ciforadenant and CPI-006, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-818 could respond in unexpected ways.

Under our collaboration with Angel Pharmaceuticals, it will be responsible for the clinical development and commercialization, including all related expenses, of the licensed pipeline programs in China, and for the pre-clinical BTK program globally. It plans to initiate clinical trials in China for ciforadenant, CPI-006 and CPI-818 in the next 12 to 18 months and such trials will be subject to many of the same risks as our ongoing clinical programs.

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

Before we can initiate clinical trials in the United States for any of our product and development candidates, we must submit the results of preclinical testing to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND application. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations (“CROs”) and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays in the completion of our planned clinical trials for product candidates could significantly affect our product development costs.

While we initiated our Phase 1/1b clinical trial for ciforadenant in January 2016, our Phase 1/1b clinical trial for CPI-006 in cancer in March 2018, our Phase 1/1b clinical trial for CPI-818 in March 2019 and our Phase 1 clinical trial for CPI-006 for COVID-19 patients in July 2020, we do not know whether any of our other planned trials, including our planned pivotal trial of ciforadenant in advanced refractory RCC or our planned pivotal trial of CPI-006 in hospitalized COVID-19 patients, will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For instance, in September and October 2020, we reported interim data from our Phase 1 clinical trial of CPI-006 for the treatment of COVID-19. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

The FDA or comparable foreign regulatory authorities, including in China, can delay, limit or deny approval of a product candidate for many reasons, including:

●	such authorities may disagree with the design or implementation of our or any of our existing or potential future collaborators’ clinical trials;

●	we or any of our existing or potential future collaborators may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;
●	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
●	we or any of our existing or potential future collaborators may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
●	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our existing or potential future collaborators contract for clinical and commercial supplies; or
●	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our existing or potential future collaborators’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities, including in China, in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our existing or potential future collaborators from commercializing our product candidates.

We are conducting clinical trials for ciforadenant, CPI-006 and CPI-818, and we and Angel Pharmaceuticals may in the future, conduct additional clinical trials of product candidates, at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We are currently conducting our clinical trial for ciforadenant at leading medical centers in the United States, Australia and Canada. We are also conducting our clinical trials for CPI-006 in the United States and Australia and for CPI-818 in the United States, Australia and South Korea, and may in the future add additional clinical sites outside the United States. In addition, Angel Pharmaceuticals currently intends to initiate clinical trials in China for ciforadenant, CPI-006 and CPI-818 in the next 12 to 18 months, and we expect its clinical trial activity in China to be part of our planned global pivotal study for ciforadenant. While the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted in accordance with GCP requirements, and the FDA must be able to validate the clinical trial data through an on-site inspection, if necessary. If a marketing application is based solely on foreign clinical data, the FDA also requires such data to be applicable to the U.S. population and U.S. medical practice, and for the clinical trials to have been performed by clinical investigators of recognized competence. There can be no assurance the FDA will accept data from trials conducted outside of the United States, including any trials conducted by us or Angel Pharmaceuticals. If the FDA does not accept the data from our or Angel Pharmaceuticals’ clinical trials for ciforadenant, CPI-006 or CPI-818, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of ciforadenant, CPI-006, CPI-818 or any other product candidates.

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

In our ongoing trial of ciforadenant, we have enrolled over 300 patients with many different types of cancer and the disease-specific cohorts for renal cell cancer and prostate cancer are continuing to enroll. We have also added patients with various cancers to investigate higher doses of our drug as part of a protocol amendment. Lung cancer patients are also in the follow-up phase in a Phase 1b/2 clinical trial being conducted by Genentech under our collaboration agreement. We are also enrolling patients with many different types of cancer in our Phase 1/1b clinical trial of CPI-006 and patients with many different types of T-cell lymphomas in our Phase 1/1b clinical trial of CPI-818. We are also enrolling hospitalized COVID-19 patients in a Phase 1 clinical trial of CPI-006. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

In March 2018, we began enrolling patients in our Phase 1/1b clinical trial evaluating CPI-006. We have completed the dose escalation stage where patients receive CPI-006 alone and in combination with ciforadenant and we recently selected the recommended dose of 18 mg/kg and initiated the disease expansion phase in both the monotherapy and the combination arm with ciforadenant of our CPI-006 clinical trial. We are also enrolling patients in the dose escalation phase in the pembrolizumab combination arm of the trial. We expect that successive cohorts of enrolled patients will receive increasing doses of CPI-006 in combination with pembrolizumab or in combination with ciforadenant and pembrolizumab. To date, although only a limited number of patients have been enrolled and the follow-up period has been short. No dose-limiting toxicities have been observed at doses up to and including 18 mg/kg. In July 2020, we began enrolling COVID-19 patients in a Phase 1 clinical trial of CPI-006. To date, no serious adverse events have been observed, however, the follow-up period has necessarily been short. COVID-19 is a poorly understood disease with multiple organ dysfunction and potential adverse effects of CPI-006 in these patients may be difficult to predict.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our Phase 1/1b clinical trial and our amended Phase 1b/2 clinical trial for ciforadenant, our Phase 1/1b and Phase 1 clinical trials for CPI-006, and our Phase 1/1b clinical trial for CPI-818, and expect to continue to be dependent on third parties to conduct any future clinical studies of ciforadenant, CPI-006, CPI-818 and preclinical and clinical trials for our other product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

The ability of the FDA to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Even if ciforadenant, CPI-006, CPI-818 or any of our other product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

●	demonstration of clinical efficacy and safety compared to other more-established products;
●	the indications for which our product candidates are approved;
●	the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
●	acceptance of a new formulation by healthcare providers and their patients;
●	our ability to obtain and maintain sufficient third-party coverage and reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage and reimbursement;
●	the prevalence and severity of any adverse effects;

●	pricing and cost-effectiveness;
●	the timing of market introduction of our product candidates as well as competitive drugs;
●	the effectiveness of our or any of our existing or potential future collaborators’ sales and marketing strategies; and
●	unfavorable publicity relating to the product candidate.

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

Though ciforadenant and CPI-818 are small molecules and will not be regulated as biological products, CPI-006, which we are evaluating in a Phase 1/1b oncology clinical trial and a Phase 1 COVID-19 clinical trial, is a biological product. We believe that any of our future product candidates approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

Even if we are successful in our efforts to establish strategic alliances or collaborative partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic alliances or collaborative partnerships if, for example, development or approval of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product candidate are unsatisfactory. In addition, any existing or potential future strategic alliances or collaborative partnerships may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we do. Any termination of strategic alliances or collaborative partnerships we enter into in the future, or any delay in entering into collaborative partnership agreements related to our product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

In October 2020, we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – ciforadenant, CPI-006 and CPI-818 – in greater China and obtained global rights to our BTK inhibitor preclinical programs. While certain of our executive officers and directors will initially be on the board of directors of Angel Pharmaceuticals, we have limited control over it and so we will be subject to many of the same risks set forth above with respect to all collaborations. Angel Pharmaceuticals will also be subject to many of the same risks that are set forth in this “Risk Factors” section pertaining to operations, government regulation, and intellectual property, which may adversely affect Angel Pharmaceuticals’ ability to develop and commercialize products.

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

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

We and our current and any existing or future collaborators, third-party manufacturers and suppliers will or may use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

We and our current and any existing or future collaborators, third-party manufacturers or suppliers will or may use biological materials and may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety of the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. In the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

We and any of our existing or potential future collaborators will be required to report to regulatory authorities if any products that may be approved in the future cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we and any of our existing or potential future collaborators are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we and any of our existing or potential future collaborators report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our existing or potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we or any of our existing or potential future collaborators or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

Our internal computer systems, or those of any of our existing or potential future collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations implemented thereunder, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the EU General Data Protection Regulation (EU) 2016/679 (“GDPR”), which went into effect in May 2018, imposes strict requirements for processing the personal information of individuals within the EEA, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. Further, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, e.g. on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. In addition, the GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, following the United Kingdom’s withdrawal from the EU and the EEA and the end of the transition period on December 31, 2020, we will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

Business disruptions could seriously harm any potential future revenue and our financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, such as the COVID-19 pandemic, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently rely on several different manufacturers who supply different parts of the ciforadenant molecule and CPI-818 molecule, on one manufacturer for CPI-006 drug substance and on other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of ciforadenant, CPI-006, CPI-818 or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our existing or potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our existing or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

Risks Related to Our Common Stock

An active, liquid and orderly market for our common stock may not be sustained.

Although our common stock is listed on The Nasdaq Global Market (“Nasdaq”), an active trading market for our common stock may not be sustained on Nasdaq or any other exchange in the future. The lack of an active market may impair our stockholders’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable. If an active market for our common stock is not sustained, it may also be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration, which, in turn, could materially adversely affect our business. In any event, we have a limited public float and, as a result, our common stock has been and will likely continue to be less liquid than many other listed companies and trading may be adversely affected.

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

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	results for our Phase 1 clinical trial of CPI-006 for COVID-19 expected in the fourth quarter of 2020;
●	regulatory approval of ciforadenant, CPI-006, CPI-818 and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	regulatory developments in the United States and foreign countries;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions other events or factors, many of which are beyond our control, including recession or depression resulting from the current COVID-19 pandemic;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

As of September 30, 2020, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 51% of our outstanding common stock, including 1,458,000 shares of our common stock subject to prefunded warrants as described in Note 1 of our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2020. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102). On March 9, 2020 we filed a Registration Statement on Form S-3 (File No. 333-237040), covering the offering of up to $200 million of shares of common stock, preferred stock, warrants and units and entered into the Sales Agreement with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of September 30, 2020, we had not sold any shares of common stock pursuant to the Sales Agreement.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find this provision in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2019, we had federal net operating loss (“NOL”) carryforwards of approximately $144.5 million and state NOL carryforwards of approximately $173.9 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2019, we also had $6.1 million of federal and $3.3 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

Additionally, under the Tax Cut and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and

Economic Security Act (the “CARES Act”), NOL carryforwards arising in tax years beginning after December 31, 2020 are limited to 80% of taxable income. Under the Tax Act, federal NOL carryforwards arising in tax years beginning after December 31, 2017 may be carried forward indefinitely. Under the CARES Act, federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. The changes in the carryforward and carryback periods as well as the limitation on use of NOL carryforwards may significantly impact our ability to use NOL carryforwards, particularly for tax years beginning after December 31, 2020, as well as the timing of any such use, and could adversely affect our results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

4.4	Form of Warrant	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/9/2020	4.5

10.1	Open Market Sale Agreement, dated March 9, 2020, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	3/9/2020	1.2

10.2†	Phase I/IB Combination Study Agreement, dated October 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (contained in Exhibit 101).				X
†	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. Exhibit being refiled upon expiration of confidential treatment previously granted by the SEC.
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

CORVUS PHARMACEUTICALS, INC.

Date: October 29, 2020	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 29, 2020	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)