Form 10-K
period 2020-12-31
Corvus Pharmaceuticals, Inc.
filed 2021-03-25
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $43.8 million, computed by reference to the closing price as reported on The Nasdaq Stock Market. As of March 25, 2021, 38,309,551 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

CORVUS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	The extent to which the COVID-19 coronavirus (“COVID-19”) and related governmental regulations and restrictions may impact our business, including our research, clinical trials, manufacturing and financial condition;
●	our expectations and beliefs regarding the potential benefits of our product candidates;
●	our expectations regarding the clinical effectiveness of our product candidates and utility of our biomarker data;
●	the anticipated timing, costs and conduct of our ongoing and planned clinical trials for CPI-006, CPI-818 and ciforadenant (formerly CPI-444), and planned preclinical studies and clinical trials for other product candidates in our development programs;
●	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;
●	the timing of the completion of our ongoing clinical trials of CPI-006, CPI-818 and ciforadenant and the timing and availability of clinical data from such clinical trials;
●	clinical and regulatory development plans with respect to CPI-006, CPI-818 and ciforadenant and our other product candidates;
●	our expectations regarding the potential market size and the size of the patient populations for CPI-006, CPI-818 and ciforadenant and our other product candidates, if approved for commercial use;
●	our ability to commercialize CPI-006 and our other product candidates, if approved;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	the pricing and reimbursement of our product candidates, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
●	our or any existing or future collaborator’s ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to establish and maintain collaborations and retain commercial rights for our product candidates in such collaborations;
●	the potential benefits of strategic collaborations, including our collaboration with Angel Pharmaceuticals, and our ability to enter into strategic arrangements;

●	developments and projections relating to our competitors and our industry, including competing therapies;
●	our estimates regarding the effect of changes in the tax code as a result of recent federal tax legislation and uncertainty as to how some of those changes may be applied;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●	our financial performance.

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

Except where the context otherwise requires, in this Annual Report on Form 10-K, “we,” “us,” “our” and the “Company” refer to Corvus Pharmaceuticals, Inc.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock.

●	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
●	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
●	The COVID-19 pandemic could adversely impact our business, including our clinical trials, and financial condition.

●	Our product candidates are in various stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our existing or potential future collaborators advance into clinical trials, including CPI-006, CPI-818 and ciforadenant, may not have favorable results in later clinical trials, if any, or receive regulatory approval.
●	Any termination or suspension of, or delays in the commencement or completion of, our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
●	We are conducting clinical trials for CPI-006, CPI-818 and ciforadenant, and we and Angel Pharmaceuticals may in the future, conduct additional clinical trials of product candidates, at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.
●	If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	The occurrence of serious complications or side effects in connection with use of our product candidates, either in clinical trials or post-approval, could lead to discontinuation of our clinical development programs, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business, prospects, operating results and financial condition.
●	We may not be successful in our efforts to identify or discover additional product candidates.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected, or at all.
●	We rely on third parties to conduct some or all aspects of our manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.
●	We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.
●	If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business will be materially and adversely affected.
●	If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
●	We face competition from entities that have developed or may develop product candidates for cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.
●	An active, liquid and orderly market for our common stock may not be sustained.
●	The trading price of the shares of our common stock could be highly volatile, and investors in our common stock could incur substantial losses.

v

Part I

Item 1. Business

Overview

We are a clinical stage, immunology focused biopharmaceutical company developing drugs and antibodies that target the most critical cellular elements of the immune system. Our strategy is to focus our efforts on the development of immune modulator product candidates to treat COVID-19, T-cell lymphomas, other cancers and autoimmune diseases. We have built a pipeline of five programs, three of which are in clinical development.

Our lead product candidate is CPI-006, a potent humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies in cancer patients and patients with COVID-19, CPI-006 has demonstrated binding to various immune cells and the inducement of a humoral adaptive immune response. We believe CPI-006 has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of infectious diseases and cancers.

We are evaluating CPI-006 in a global, randomized, double-blind, Phase 3 trial designed to evaluate the efficacy and safety of CPI-006 compared to placebo in hospitalized patients with mild-to-moderate COVID-19. The primary endpoint of the trial is the proportion of patients progressing to respiratory failure or death during the 28 days after dosing. The trial was designed based on feedback received from the U.S. Food and Drug Administration, or FDA.

Our next product candidate, CPI-818, is a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T-cell lymphomas. CPI-818 is designed to inhibit the proliferation of certain malignant T-cells, and we believe it also has the potential to regulate the growth of abnormal T cells involved in autoimmunity.

Our third product candidate, ciforadenant (formerly CPI-444), is an oral, small molecule antagonist of the A2A receptor for adenosine with which we completed a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab) for patients with either advanced or refractory renal cell cancer (“RCC”). We have identified a novel biomarker that may enable us to select patients that we believe will be most likely to benefit from ciforadenant. In studies presented at the American Society of Oncology (“ASCO”) meeting in June 2020, patients expressing this marker in their tumor had a 17% response rate. Activity was seen with both CPI-444 as a monotherapy and in combination with Tecentriq. We have refined our strategy with ciforadenant and plan to collaborate with an academic consortium to evaluate ciforadenant in a front line RCC Phase 2 trial as a triplet combination with pembrolizumab and a tyrosine kinase inhibitor (“TKI”).

Our product candidates are designed to exhibit a high degree of specificity, which we believe has the potential to provide greater safety compared to other cancer therapies and may facilitate their development either as monotherapies or in combination with other cancer therapies such as immune checkpoint inhibitors or chemotherapy.

We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immunology focused assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates (other than in greater China).

In October 2020, we announced the formation and launch of Angel Pharmaceuticals Co., Ltd. (“Angel Pharmaceuticals”), a new China based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We formed Angel Pharmaceuticals as a wholly owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital. Such cash is not available for our use. Contemporaneously with the financing, Angel Pharmaceuticals licensed the rights to develop and commercialize our three clinical-stage candidates – CPI-006, CPI-818 and ciforadenant – in greater China and obtained global rights to our BTK inhibitor preclinical programs. Under the collaboration, we currently have a 49.7% equity interest in Angel Pharmaceuticals, excluding 7% of Angel’s equity reserved for issuance under the Employee Stock Ownership Plan (“ESOP”), and are entitled to designate three individuals on Angel’s five-person Board of Directors.

Product Pipeline

Our product candidate pipeline includes the following:

CPI-006, B-Cell Activating anti-CD73 antibody. CPI-006 is an investigational, humanized, engineered anti CD73 monoclonal antibody that is designed to activate various immune cells including B cells, which are the cells responsible for antibody production. CPI-006 is also designed to inhibit the production of adenosine by blocking catalytic conversion of adenosine monophosphate to adenosine. We in-licensed this antibody from Scripps in December 2014. We have modified CPI-006 to potentially improve binding to CD73 and increase its inhibition of catalytic activity. CD73 is an ectonucleotidase often found on lymphocytes, tumors and other tissues and is believed to play an important role in tumor immune suppression by catalyzing the production of extracellular adenosine. CD73 is a cellular adhesion molecule involved in lymphocyte activation and trafficking to lymphoid tissues. CD73 is expressed in lymph nodes where it plays a role in immune response to antigens. These functions of CD73 are independent of adenosine production. CPI-006 is designed to activate B cells and other immune cells resulting in the proliferation, migration and differentiation of B cells into antibody producing plasma cells and memory B cells. In preclinical and clinical studies, both cancer patients and patients with COVID-19 treated with CPI-006 experienced activation of B cells into antigen specific antibody producing cells. Enhancement of antibody production and development of memory B cells are thought to improve immunity to diseases such as viral infections and cancer, and also lead to immunologic memory preventing reinfection upon subsequent exposure to pathogens.

As depicted above, Phase 1 study results, along with preclinical research, shows that CPI-006 activates antigen specific B cells, triggering the body’s inherent immune response to generate a robust and durable humoral response to the SARS-CoV-2 virus. These results included the stimulation of the generation of high titers of durable, polyclonal IgG and IgM antibody responses to SARS-CoV-2 and increased levels of memory B cells. This novel mechanism of action has several advantages over passively administered monoclonal antibodies and could potentially be used to treat other infectious diseases.

As compared to other anti-CD73 antibodies, in in vitro studies using human immune cells, CPI-006 led to activation of B cells and differentiation into antibody producing plasmablasts. Changes on monocytes were also observed and included increased expression of cell surface markers involved in enhanced antigen presentation. Together, we believe these results suggest that CPI-006 has the potential to function as an immunostimulant. We are not aware of any other anti-CD73 antibody that has been reported to possess these properties.

We believe that CPI-006 may have distinct advantages for the treatment of COVID-19, including:

●	designed to enhance anti-SARS-CoV-2 antibodies to multiple viral variants;
●	has the potential to improve long term immunity and protection from re-infection;
●	could accelerate viral clearance and reduce the risk of spreading; and
●	potential to increase cross-protection to mutants of SARS-COV-2 and other coronaviruses.

Based on all of these properties and early results, we believe that CPI-006 could, if successfully developed and approved, become a foundational therapy for the treatment or prevention of COVID-19 and possibly, other infectious diseases.

CPI-006 COVID-19 Phase 1 Clinical Trial

In June 2020, we initiated a Phase 1 clinical trial to investigate CPI-006 as a novel immunotherapy approach for the treatment of patients with COVID-19 based on CPI-006’s potential immunomodulatory effects.

The open-label, Phase 1 clinical trial has enrolled 29 hospitalized COVID-19 high-risk patients with mild to moderate symptoms as of March 4, 2021. Cohorts of patients received a single dose of CPI-006, with doses of 0.3, 1.0, 2.0, 3.0 and 5.0 mg/kg. Patients received medications, therapies, and interventions per standard treatment protocols for COVID-19 for the duration of the study. The primary efficacy endpoint was the change in serum immunoglobulin (IgM and IgG) anti-SARS-CoV-2 levels compared to baseline at day 28. Safety and clinical outcomes were also assessed. No drug related toxicities were observed at any of the dosing levels. Of the 29 patients, no patients progressed to requiring mechanical ventilation and the median time to discharge from the hospital was three days. These results are favorable, as published reports suggest that approximately 20% of such patients will progress to requiring invasive mechanical ventilation. Patients in the study generated high titers of polyclonal antibodies against a diverse range of targets on the SARS-CoV-2 virus that were sustained over several months. They also had increased levels of circulating memory B cells, which could produce long-term immunity. Our Phase 1 data showed that this response occurred quickly. We believe the polyclonal antibody response and the potential mechanism of action of CPI-006 could reduce the potential for immune evasion due to viral mutation and emergence of variants.

Magnitude and Duration of Anti-SARS-Cov2 Responses

The diagram below shows the anti-SARS-CoV-2 response generated in patients treated with CPI-006 in the Phase 1 study. The level and duration of antibody production has been shown in other third-party studies to be a good predictor of clinical outcome.

In the four panels on the left of the slide, the serum titers over time from the pre-treatment to the day 28, day 66 and day 84 for IgG and IgM antibodies to trimeric spike protein and its receptor binding domain, or RBD, are shown. Cohorts are color coded, with 0.3 mg/kg in green, 1 mg/kg in blue, 3 mg/kg in purple and 5 mg/kg in brown, with a convalescent plasma control on the far right in gray. A dose response was observed from the lowest dose of 0.3mg/kg to higher doses and titers are higher than those seen in convalescent plasma samples tested. Antibody responses were increased out to day 28 to very high titers and these high titers were sustained for 84-plus days. Titers well above 100,000 were observed. For example, at 1 mg/kg, Day 56 IgG to spike was >200,000 and IgM to spike was >100,000.

We observed a dose response with 0.3mg/kg being least effective and a plateau being reached at 1-3mg/kg.

IgG to Trimeric Spike
IgG to RBD
IgM to Trimeric Spike
IgM to RBD
Endpoint Titer
Pre
D28
D56
D84
Control
Days after CPI-006 Treatment
0.3 mg/kg
1.0 mg/kg
3.0 mg/kg
5.0 mg/kg
Control (Convalescent serum)

We reported data from the Phase 1 clinical trial in November at the 2020 Society for Immunotherapy of Cancer Annual Meeting (“SITC”). The data presented at SITC included results from 22 patients enrolled in the Phase 1 study utilizing a cut-off date of November 4, 2020. This included enrollment in four dosing cohorts of the study (0.3, 1.0, 3.0 and 5.0 mg/kg). All patients received a single dose of CPI-006 administered via a 5-10 minute intravenous (“IV”) infusion. The median age of the patients was 58 years (range 23-76 years). All of the patients had comorbidities that increased their COVID-19 risk including diabetes, coronary disease, hypertension, obesity, chronic kidney disease, chronic lung disease and/or cancer. 95% of patients were from minority populations that are at high risk of COVID-19 complications. The key highlights of the data reported include:

Results Support the Further Evaluation of CPI-006 in COVID-19

●	All patients had relatively low titers of anti-SARS-CoV-2 antibodies at the time of hospitalization despite having varying durations of prior COVID-19 symptoms from 1-21 days (median 5 days); all patients had a confirmed COVID-19 diagnosis by positive PCR nasal swab testing.
●	All evaluable patients showed prompt anti-SARS-CoV-2 antibody responses within 7 days of administration of CPI-006 at all dose levels.
●	All patients recovered and were discharged from the hospital at a median of 3.5 (range 2-23) days.
●	As of the November 4, 2020 cut-off date, there were no drug-related toxicity or safety issues reported.

Antibody Response Results

●	Four of four evaluable patients that received the 0.3 mg/kg dose had sustained high titers of IgG antibodies to trimeric spike (“TS”) protein out to 84+ days (one patient 100+ days), without evidence of diminution of response. In these patients, IgM antibody titers peaked at 28-56 days and remained elevated out to 84+ days. Similar trends were seen in IgG and IgM antibody response to receptor binding domain (“RBD”).
●	A dose response was observed comparing the 3.0 and 1.0 mg/kg dose to the 0.3 mg/kg dose. Higher and more sustained titers of both IgG and IgM to both spike protein and RBD were seen out to 56 days when comparing the 1.0 to 0.3 mg/kg doses. The IgM responses were noteworthy for the sustained prolonged elevation.
●	Antibody responses from 3.0 and 5.0 mg/kg doses appeared similar to the 1.0 mg/kg dose, but the follow up period for such doses was shorter as of the cut-off date.
●	In viral neutralization assays, three of three patients developed anti-viral antibody responses out to day 56 that blocked infectivity of receptor bearing cells in a pseudovirus neutralization assay.
●	Memory B cells were elevated in 6 of 6 tested patients following treatment with CPI-006. Memory T effector cells were also elevated following treatment and produced interferon-gamma and interleukin-2 in response to SARS-CoV-2 antigen consistent with antigen specific Th1 biasing.

Polyclonal Antibody Response

The magnitude and diversity of the polyclonal responses were evaluated by mapping of antibody responses to the subdomains of the TS protein including the N-terminal, RBD, S1 and S2 subdomains. Polyclonality and reactivity to multiple antigenic determinants on the virus were found, which have the potential to lead to viral neutralization and elimination and to reduce the potential for escape due to emergence of mutant forms of the virus. The mapping shows:

●	IgG responses were polyclonal, polyspecific and directed to all subdomains.
●	IgM responses were polyclonal and directed to all subdomains but are preferentially directed to the RBD.

We believe the totality of the data from the Phase 1 clinical trial supports the potential of CPI-006 as a treatment for COVID-19. CPI-006, when administered at low doses, and has demonstrated a boost in antibody responses to the SARS-CoV-2 virus. The responses were long-lived and the data reflect a dose response relationship with the 1.0 mg/kg dose having produced higher and more prolonged titers than the 0.3 mg/kg dose.

CPI-006 COVID-19 Phase 3 Clinical Trial

In February 2021, we initiated a randomized double-blind Phase 3 clinical trial of CPI-006 for the treatment of hospitalized patients with COVID-19. The Phase 3 study will evaluate the efficacy and safety of CPI-006 compared to placebo in hospitalized patients with mild-to-moderate COVID-19 and is expected to enroll approximately 1,000 patients at sites in North America, Europe, South Africa and Latin America. Patients will be randomized in a 1:1:1 ratio to receive a single intravenous dose of either 2.0 mg/kg or 1.0 mg/kg dose of CPI-006 intravenously or placebo; all patients will receive standard of care treatments for COVID-19. The primary endpoint is the proportion of patients progressing to respiratory failure or death during the 28 days after dosing. Respiratory failure is defined as requiring non-invasive or invasive mechanical ventilation. Additional secondary endpoints include time to recovery, time to resolution of COVID-19 symptoms, anti-viral antibody responses, etc. An interim futility and efficacy analysis will be conducted by an independent data monitoring committee when approximately 60% of subjects complete the 28-day post-treatment visit. We expect to complete enrollment in the study in the fourth quarter of 2021.

CPI-006 Oncology Phase 1/1b Clinical Trial

In February 2018, we initiated a Phase 1/1b clinical trial with CPI-006 administered alone and in combination with ciforadenant and in combination with pembrolizumab and in a triplet combination of CPI-006, ciforadenant and pembrolizumab. As of February 2021, we have enrolled over 95 patients on this trial at doses of up to 24 mg/kg every three weeks. Key findings from this trial as of March 4, 2021 include the observation that CPI-006 was well-tolerated and evidence of B-cell activation and lymphocyte trafficking was observed in patients that received single doses as low as 1 mg/kg. Treatment with CPI-006 was also associated with increases in memory B-cells, the emergence of new B-cell clones and, in some patients, the production of novel anti-tumor antibodies. Anti-tumor activity was observed in certain patients receiving triplet combination therapy.

With our current focus on our Phase 3 trial with CPI-006 to treat COVID-19, we do not plan any further enrollment in this trial at this time.

We hold a nonexclusive, worldwide license (except for greater China) for all fields of use under Scripps’ rights in a hybridoma clone expressing an anti-CD73 antibody, and to progeny, mutants or unmodified derivatives of such hybridoma and any antibodies expressed by such hybridoma. In 2016, we filed a patent application covering the composition of matter of CPI 006. In 2019, we filed patent applications covering the use of CPI-006 for immunomodulation and enhancement of anti-tumor immunity. In 2020, we filed a provisional U.S. patent application directed to the use of CPI-006 in the treatment of COVID-19 and other infectious diseases.

CPI-818, ITK Inhibitor. CPI-818 is an investigational selective, orally bioavailable, covalent inhibitor of ITK designed to have low nanomolar affinity. ITK, an enzyme that functions in T cell signaling and differentiation, is expressed predominantly in T cells, which are lymphocytes that play a vital role in immune responses. One of the key survival mechanisms of tumors is believed to be the reprogramming of T cells to create an inflammatory environment that inhibits anti-tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of T cell anti-tumor immunity and also may be useful in the treatment of T cell lymphomas.

ITK is an enzyme expressed predominantly in T cells where it plays a key role in T cell signaling. T cell signaling involving ITK is required in the development of T cells within the thymus, where ITK regulates the production of various T cell subsets and functions. The ITK cell signaling pathway is similar to the signaling that occurs in B cells, which is mediated by a homologous enzyme known as BTK, the target of ibrutinib, an approved treatment for patients with B cell lymphomas and leukemias. We believe that inhibiting ITK in malignant T cells may be of therapeutic benefit in patients with T cell leukemias and lymphomas, analogous to the effects of ibrutinib on B cell lymphomas and leukemias. In malignant T cells, ITK was found to be over expressed specifically in certain T cell lymphomas, including peripheral T cell lymphoma (“PTCL”), angioimmunoblastic T cell lymphoma (“AITL”) and in a subgroup of T lymphoblastic leukemia and lymphoma (“T ALL”).

In ITK genetic knockout mice, which completely lack expression of ITK, T cells exhibit defects in T helper cell differentiation and cytokine secretion but retain the ability to differentiate into cytotoxic T cells that secrete IL 2 and IFNg, which are the cells responsible for tumor rejection. We believe that skewing T helper cell differentiation to favor cytotoxic T cells may be beneficial in treating many types of cancer.

We have developed CPI-818 by targeting the cysteine amino acid residue at position 442 in the ITK protein. We believe covalent targeting of ITK has the potential to provide a selective and prolonged duration of activity without the need for high systemic exposures and thereby improve the therapeutic window. This approach was previously used by our cofounders to generate ibrutinib. We believe that the potential selectivity of CPI-818 could mimic the immune properties seen in ITK knockout mice and skew the immune response toward a more favorable anti-tumor immune response. In addition, ITK plays a role in the proliferation of some T-cell lymphomas and we believe its inhibition could lead to growth arrest and/or tumor cell cytotoxicity. In our preclinical studies of CPI-818, objective tumor responses were observed in dogs with spontaneous T-cell lymphomas.

CPI-818 is orally bioavailable and has achieved cellular occupancy of the target in vivo in various animal models. Pre-clinical studies have demonstrated that CPI-818 was well-tolerated in vivo and resulted in inhibition of T-cell activation. In March of 2019, we initiated a phase 1/1b study of CPI-818 in patients with advanced refractory T-cell lymphomas.

CPI-818 is currently being studied in a Phase 1/1b clinical trial that was designed to select the recommended dose of CPI-818 and evaluate its safety, pharmacokinetics (“PK”), target occupancy, biomarkers and efficacy. The study employed an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400, 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that is designed to evaluate safety and tumor response to the recommended dose of CPI-818 in disease-specific patient cohorts. By protocol design, treatment is discontinued after one year or upon disease progression. The study enrolled 25 patients from the United States, Australia and South Korea with several types of advanced, refractory T cell lymphomas, including nine patients with peripheral T-cell lymphoma (“PTCL”), 12 patients with cutaneous T-cell lymphoma (“CTCL”), and four patients with other T-cell lymphomas. All patients had failed multiple prior therapies.

In December 2020 at the American Society of Hematology Annual Meeting, we presented preliminary Phase 1/1b clinical data with CPI-818in refractory T cell lymphomas in patients receiving adequate doses of the drug. The data presented was as follows:

●	Of the seven evaluable patients with PTCL, there were two objective tumor responses as of the cut-off date of October 5, 2020:
o	One patient, who previously failed chemotherapy and high dose chemotherapy with autologous bone marrow transplantation, achieved a complete response (“CR”) with CPI-818 at month 8 that remained ongoing after 12 months on study. The patient received CPI-818 for 12 months and the CR persisted beyond discontinuation of therapy (per the study protocol, the patient stopped receiving therapy after 12 months on study). As of December 1, 2020, this patient was off all therapy for lymphoma and remains disease free at 14+ months.
o	One patient who failed multiple prior therapies achieved a partial response at four months on therapy and remained on study as of October 5, 2020.
●	Of the 11 evaluable patients with CTCL:
o	One patient achieved a complete response in lymph node disease and continued to have stable cutaneous disease at more than 12 months on therapy as of November 2, 2020.
o	Three patients achieved stable disease on therapy for between 3 and 5 months.
●	There was a dose dependent increase in receptor occupancy, with trough occupancy >75% observed at the 200, 400 and 600 mg doses.
●	No dose limiting toxicities and no grade 3 or 4 treatment related adverse events were observed as of October 5, 2020.

Based on the interim results from our Phase 1/1b clinical trial, Angel Pharmaceuticals, together with us, plans to initiate a global Phase 2 study of CPI-818 in peripheral T cell lymphomas. PTCL is more common in China than the United States representing approximately 26% of non-Hodgkins lymphomas in China.

Presentation of Preclinical Data in ALPS at ASH meeting December 2020

Autoimmune lymphoproliferative syndrome (“ALPS”) is a rare genetic disease affecting children that manifests with lymphadenopathy, splenomegaly, cytopenias (low blood counts) and autoimmunity. The disease is caused by a mutation in the Fas gene, which provides instructions for making a signaling protein involved in the induction of apoptosis. The mutation results in immune dysregulation due to abnormally high levels of “double negative” T cells (CD4 and CD8 double negative), which infiltrate the blood, spleen and lymphoid tissues. A similar mutation occurs in Fas-deficient MRL/lpr mice, which are used as a model for this disease. These mice are frequently also used as a model for autoimmune disease. CPI-818 has been studied in vivo in MRL/lpr mice and in vitro using abnormal cells from ALPS patients. These data were presented in December 2020 at the American Society of Hematology Annual Meeting.

Key highlights from the presentation include:

●	ITK was expressed in double negative T cells from ALPS patients.
●	In vitro, CPI-818 inhibited the activation of stimulated abnormal double negative T cells in ALPS patients.
●	In vivo studies in MRL/lpr mice demonstrated that treatment with CPI-818 reduced lymphadenopathy, splenomegaly, and autoimmune skin and kidney disease.

The animal preclinical data and in vitro data with lymphocytes from ALPS patients support the use of CPI-818 in autoimmunity and potentially as a treatment for ALPS.

We have filed patent applications covering composition of matter and uses of our ITK inhibitors and hold exclusive worldwide rights (except for greater China) for all indications.

Ciforadenant Adenosine A2A Receptor Antagonist. Ciforadenant is an oral, small molecule antagonist of the A2A receptor for adenosine that we in-licensed from Vernalis (R&D) Limited (“Vernalis”) in February 2015. Since licensing ciforadenant, we have conducted extensive laboratory studies in vitro and in vivo in animal models to evaluate ciforadenant’s immune enhancing and anti-tumor properties. In these studies, orally administered ciforadenant inhibited tumor growth in multiple mouse models of cancer as a single agent, in combination with anti-PD-1, in combination with anti-PD-L1, in combination with other immuno oncology agents and in combination with certain chemotherapy drugs. We also have shown in vitro that ciforadenant bound potently and selectively to human activated T cells and blocked adenosine mediated immunosuppression by restoring T cell function. In addition, we have shown anti-tumor activity in mice for a significant time following oral administration, which appeared to be mediated through a long lasting memory immune response.

Adenosine activates an immune checkpoint, the adenosine A2A receptor, that is used by the body to limit inflammation and immune responses. It is produced during acute, inflammatory processes in two steps. Increased levels of adenosine seen in tumors interact with the A2A and A2B receptors expressed on several cells of the immune system, including T cells, NK cells, macrophages, dendritic cells and myeloid derived suppressor cells, as well as other cells, which has the effect of dampening the immune response to the tumor.

A significant body of data indicates that targeting the adenosine cancer axis through the A2A receptor can promote anti-tumor immune responses leading to tumor regression. Consistent with studies of the inhibition of the A2A receptor, A2A receptor gene knockout mice, which completely lack expression of the A2A receptor, exhibit improved anti-tumor immunity. In addition, several preclinical tumor model studies have shown that treatment with A2A receptor inhibitors leads to tumor regression that is enhanced when administered in combination with various other checkpoint inhibitors, such as anti-PD-1 therapies and anti-CTLA 4 therapies.

In January 2016, we began enrolling patients in a large expansion cohort trial for ciforadenant. This Phase 1/1b clinical trial is designed to examine safety, tolerability, biomarkers and preliminary efficacy of ciforadenant in several solid tumor types, both as a single agent and in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq, a fully humanized monoclonal antibody targeting PD-(L)1. In 2018, we amended our Phase 1/1b protocol to enroll patients in a Phase 1b/2 clinical trial with RCC who have failed therapies with both anti-PD-(L)1 antibodies and TKIs.

Interim Results Published in the Journal Cancer Discovery

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

Key findings from the published results include:

●	Disease control for more than 6 months was observed in 39% and 17% of patients receiving combination therapy and monotherapy, respectively.
●	For patients receiving combination therapy, 11% experienced a confirmed partial response (“PR”) (as determined by RECIST criteria). Several additional patients experienced tumor regression not meeting the criteria for a PR. For patients receiving monotherapy, one patient experienced a confirmed PR, one experienced an unconfirmed PR, and several patients experienced tumor regression not meeting the PR criteria.
●	Responses were seen in both the combination therapy and monotherapy arms, and in patients who failed prior anti-PD-(L)1 therapy.
●	Progression-free survival (as assessed by RECIST criteria) was 5.8 months with combination therapy and 4.1 months with monotherapy.
●	OS was 90% at 25 months follow-up with combination therapy and 69% at 16 months follow-up with monotherapy.
●	Combination therapy was superior to monotherapy with respect to OS, response rate, disease control rate and progression-free survival.
●	The recently described adenosine gene signature showed a statistically significant correlation with tumor response and disease control rates (p<0.008). We evaluated adenosine gene signatures in pretreatment biopsies from 30 patients. Of the patients showing a low adenosine gene signature, none exhibited signs of tumor regression. In contrast, patients with a high adenosine gene signature had a 17% (N=18) overall response rate by RECIST criteria.
●	Ciforadenant was well tolerated with grade 3 adverse events that were infrequent (less than 5%) and reversible.

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

Updated Data at the ASCO20 Virtual Scientific Program

Updated data on 51 RCC patients that were treated with ciforadenant monotherapy or in combination with Genentech’s Tecentriq® (atezolizumab), an anti-PD-L1 antibody, and whose tumors were biopsied to test with the adenosine gene signature was reported at ASCO 2020. The key updates from the presentation include:

●	31 patients (30 evaluable) were positive for the and 20 patients were negative. Patients had a median of three prior therapies, including 86% that failed a prior anti-PD-(L)1 therapy.
●	In the AdenoSig positive group, there were five PRs, (as assessed by RECIST criteria) for an ORR of 17% and six additional patients that had tumor regression not meeting the criteria for a PR.
●	In the AdenoSig negative group, there were no PRs and no patients with tumor regression.
●	In the AdenoSig positive group, the progression free survival curve plateaued at 23% at 40 weeks, compared to declining to 0% in the AdenoSig negative group.

Refractory, late-line RCC has become a crowded space, with several recently approved drugs resulting in extensive patient heterogeneity and complexities, making development of combinations with new agents difficult. Given these considerations, our prioritization of CPI-006 in COVID-19, and the potential mechanism of action and safety results for ciforadenant, we have decided to pursue a strategy in front line RCC. In front line RCC, the field is most interested in strategies that increase response rate; especially complete response rate or deep responses.

We are now planning a Phase 2 study of ciforadenant in a triplet combination with pembrolizumab and lenvatinib. We plan to do this study with the Kidney Cancer Consortium. The trial is planned to enroll approximately 60 patients. The endpoint goal will be to show that 35% or more of the patients achieve deep tumor responses, defined as greater than 80% reduction of tumor volume. This compares to historical levels of 20% of patients achieving a deep response with pembro plus TKIs. The adenosine signature biomarker will also be evaluated.

Ciforadenant is also being evaluated in combination with the anti-CD38 antibody, daratumumab (Darzalex) in patients with advanced refractory multiple myeloma. The objective of this Phase 1 clinical trial is to evaluate whether ciforadenant can overcome resistance in patients who have failed daratumumab treatment.

The issued U.S. patents that we in licensed from Vernalis for ciforadenant are directed to the composition of matter of ciforadenant and its method-of-use for treating disorders treatable by purine receptor blocking. The composition of matter patent covering ciforadenant is expected to expire in the United States in July 2029, excluding any patent term extension that may be available. We hold an exclusive, worldwide license (except for greater China) under these patent rights and related know how, including a limited right to grant sublicenses, for all fields of use, to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. We have also filed patent applications covering the use of ciforadenant in combination with other checkpoint inhibitors, and the use of various biomarkers to select and monitor patients receiving therapy.

CPI-182, Anti-CXCR2 Antibody designed to block inflammation and Myeloid Suppression. In 2017, we in-licensed this monoclonal antibody designed to block CXCR2, a novel target expressed on neutrophils and various inflammatory cells including myeloid derived suppressor cells (“MDSC”). Preclinical studies have demonstrated that this antibody blocked neutrophil function and migration, and MDSCs. MDSCs are involved in tumor immunosuppression and blockade of these cells may improve anti-tumor immunity. A publication describing this antibody was published in the journal MABS in January 2021. Preclinical data in vivo in mice demonstrated that CPI-182 was active in models of rheumatoid arthritis and in models of atopic dermatitis. We believe these data support the role of CXCR in inflammatory diseases and demonstrate that CPI-182 may have the potential to treat these conditions. This product candidate is now in Investigational New Drug application (“IND”)-enabling studies and scale-up manufacturing.

CPI-935, Adenosine A2B Receptor Antagonist. Adenosine A2B receptors have been found to play an important role in the immune response to tumors as well as in inflammation and fibrosis. Similar to adenosine A2A receptors, adenosine binds to adenosine A2B receptors, which leads to immunosuppression. Preclinical models have shown that inhibition of A2B receptors prevented fibrosis. In 2018, we selected a development candidate for this program, a small molecule antagonist of the A2B receptor.

Manufacturing

We do not own or operate, and currently have no plans to establish any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize. We are able to internally produce small quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our research and development needs. However, we currently rely, and expect to continue to rely, on a number of contract manufacturers to produce sufficient quantities of our product candidates for use in more lengthy preclinical development and clinical trials and in relation to any future commercialization of our product candidates. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This strategy allows us to maintain a more efficient infrastructure, avoid depending on our own manufacturing facility and equipment while simultaneously enabling us to focus our expertise on developing our products. Although we believe we have multiple potential sources for the manufacturing of our product candidates, we currently rely on several different manufacturers who supply different components of the ciforadenant and CPI-818 molecules, on one manufacturer for CPI-006 drug substance and other third-party manufacturers to produce our other product candidates.

Competition

The pharmaceutical and biotechnology industries are characterized by intense competition and rely heavily on the ability to move quickly, adapt to changing medical and market needs, and develop and maintain strong intellectual property positions. We believe that the development experience of our scientific and management teams, as well as the strength and promise of our product candidates, provides us with a competitive advantage; nevertheless, we face potential competition from myriad sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions.

Kyowa Hakko Kirin has approval in Japan and the United States for istradefylline, an A2A antagonist, in Parkinson’s disease. Within oncology, Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial with an A2A antagonist. AstraZeneca plc is conducting clinical trials with an A2A antagonist for use in cancer therapy. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, which was acquired by Juno Therapeutics and subsequently by Celgene, and Arcus Biosciences are developing A2A receptor antagonists for cancer. Astra Zeneca, Bristol-Myers Squib, and Novartis, in partnership with Surface Oncology, have initiated clinical trials with anti-CD73 antibodies in cancer patients. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). Janssen Pharmaceuticals and AbbVie are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

We have in-licensed patents and patent applications directed to certain of our product candidates and related uses thereof. We also possess and in-license substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. As of March 2, 2020, our owned and licensed patent portfolio consisted of fourteen licensed U.S. issued patents, four licensed U.S. pending patent applications, twelve owned U.S. pending patent applications, four owned U.S. provisional patent applications, and seven owned PCT International patent applications directed to ciforadenant, CPI-006, and CPI-818, and certain of our other proprietary technology, inventions, improvements or other potential product candidates. In addition, our owned and licensed patent portfolio included forty-four licensed patents, nine licensed patent applications, and sixty-three owned patent applications pending in jurisdictions outside of the United States that are foreign counterparts to one or more of the foregoing U.S. patents and patent applications. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, Japan, Australia and China.

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

Pursuant to this agreement, we made a one-time cash payment to Vernalis in the amount of $1.0 million upon entering into the agreement. We are also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, we made a milestone payment of $3 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single-agent ciforadenant in our Phase 1/1b clinical trial. The aggregate potential milestone payments are approximately $220 million for all indications.

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

Scripps Licensing Agreement

In December 2014, we entered into a license agreement with Scripps, pursuant to which we were granted a non-exclusive, world-wide license for all fields of use under Scripps’ rights in certain know-how and technology related to a mouse hybridoma clone expressing an anti-human CD73 antibody, and to progeny, mutants or unmodified derivatives of such hybridoma and any antibodies expressed by such hybridoma, from which we developed CPI-006. Scripps also granted us the right to grant sublicenses in conjunction with other proprietary rights we hold, or to others collaborating with or performing services for us. Under this license agreement, Scripps has agreed not to grant any additional commercial licenses with respect to such materials, other than march-in rights granted to the U.S. government.

Upon execution of the agreement, we made a one-time cash payment to Scripps of $10,000 and are also obligated to pay a minimum annual fee to Scripps of $25,000. The first minimum annual fee payment is due on the first anniversary of the effective date of the agreement and will be due on each subsequent anniversary of the effective date for the term of the agreement. We are also required to make performance-based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.6 million. We are also required to pay royalties on net sales of licensed products (including CPI-006) sold by us, our affiliates and our sublicensees at a rate in the low-single digits. In addition, should we sublicense the rights licensed under the agreement, we have agreed to pay a percentage of sublicense revenue received at single digit percentages based on the achievement of development milestones.

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

Genentech Collaboration Agreements

In October 2015, we entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of ciforadenant combined with Genentech’s investigational cancer immunotherapy, Tecentriq, a fully humanized monoclonal antibody targeting PD-L1, in a variety of solid tumors in our Phase 1/1b clinical trial. Pursuant to this agreement, we will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of Genentech. Genentech will supply Tecentriq. As part of the agreement, we granted Genentech certain rights of first negotiation to participate in future clinical trials that we may conduct evaluating the administration of ciforadenant in combination with an anti-PD-1 or anti-PD-L1 antibody. If we do not reach agreement on the terms of any such participation by Genentech within a specified time period, we retain the right to collaborate with third parties in such activities. We also granted Genentech certain rights of first negotiation should we decide to license development and commercialization rights to ciforadenant. Should we not reach agreement on the terms of such a license within a specified time period, we retain the right to enter into a license with another third party.

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

Monash License Agreement

In April 2017, we entered into a license agreement with Monash University (“Monash”), pursuant to which we were granted an exclusive, sublicensable worldwide license under certain know-how, patent rights and other intellectual property rights controlled by Monash to research, develop, and commercialize certain antibodies directed to CXCR2 for the treatment of human diseases.

Upon execution of the agreement, we made a one-time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. We are also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. We are also required to make development and sales milestone payments to Monash with respect to the licensed products in the aggregate of up to $45.1 million. We are also required to pay to Monash tiered royalties on net sales of licensed products sold by us, our affiliates and our sublicensees at a rate ranging in the low-single digits. In addition, should we sublicense our rights under the agreement, we have agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice (“GLP”) regulations and other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an institutional review board (“IRB”) or ethics committee at each clinical site before the trial is commenced;
●	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) regulations to establish the safety and efficacy of the proposed drug, or safety, purity and potency of the proposed biologic for its intended use;
●	submission to the FDA of an NDA or BLA after completion of all clinical trials;
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCP; and
●	FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Sponsors sometimes designate their Phase 1 trials as Phase 1a or Phase 1b. Phase 1b trials are typically aimed at confirming dosing, pharmacokinetics and safety in larger number of patients. Some Phase 1b studies evaluate biomarkers or surrogate markers that may be associated with efficacy in patients with specific types of diseases.
●	Phase 2: The product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.

●	Phase 3: The product candidate is administered to an expanded patient population to provide statistically significant evidence of clinical efficacy and further test for safety, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

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

United States Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances.

Within 60 days following submission of the application, the FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug or biologic also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a product candidate for seven years if a competitor obtains approval of the same drug or biologic as defined by the FDA or if such product candidate is determined to be contained within the competitor’s product for the same indication or disease. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Orphan drug status in the European Union has similar but not identical benefits in that jurisdiction.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, new drugs and biologics are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The FDA may consider for review sections of the NDA or BLA for a Fast Track review designation on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

Any product candidate submitted to the FDA for approval, including a product candidate with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product candidate is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of original BLAs and new molecular entity NDAs under its standard review goals.

In addition, a product candidate may be eligible for accelerated approval. Drug and biologic product candidates intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. A product receiving accelerated approval may be subjected to expedited withdrawal procedures if the sponsor fails to conduct any required post-marketing trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug and biologics manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

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

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product candidates in those countries. The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical Trials

Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union (“EU”), for example, a clinical trial authorization (“CTA”) must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s),in accordance with a country’s requirements, clinical study development may proceed.

The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect by early 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and European Union-wide regulatory requirements may also apply.

Clinical studies of medicinal products in the European Union must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Marketing Authorizations

To obtain regulatory approval of an investigational medicinal product under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the NDA or BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The process for doing this depends, among other things, on the nature of the medicinal product.

The centralized procedure results in a single marketing authorization, issued by the European Commission, based on the opinion of the EMA’s Committee for Human Medicinal Products (“CHMP”), which is valid across the entire territory of the EU. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced therapy medicinal products, or ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases. It is likely that the centralized procedure would apply to the products we are developing.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a marketing authorization in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

The European Union also provides opportunities for market exclusivity. Upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. . The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for orphan drug designation must be submitted before the application for marketing authorization. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During the ten-year market exclusivity period, the EMA cannot accept a marketing authorization application for the same indication, in respect of a similar medicinal product. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, marketing authorization may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

Post-Approval Requirements

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new marketing authorization applications must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorizations, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Approval and Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices are regulated by Directive 98/79/EC which regulates the placing on the market, the CE-marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices must comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics will be subject to further requirements as of the entry into force of the in-vitro diagnostic devices Regulation (No 2017/746) which introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

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

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical and biological products, other U.S. federal and state healthcare regulatory laws restrict business practices in the pharmaceutical industry, which include, but are not limited to, state and federal anti-kickback, fraud & abuse, false claims, price reporting, consumer fraud and physician payment transparency laws. These laws may affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with physicians, customers and third-party payors including discount practices, customer support, education and training programs, physician consulting and other service arrangements. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Such laws include:

●	The federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;
●	The federal false claims laws, including the False Claims Act, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	The Physician Payments Sunshine Act, which imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and “transfers of value” provided to physicians (as defined by statute) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and will be expanded to include certain other healthcare professionals in 2022 for payments made in 2021; and
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any product candidates for which we receive regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third- party payors include government authorities, managed care plans, private health insurers and other organizations.

The process for determining whether a third-party payor will provide coverage for a pharmaceutical or biological product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a pharmaceutical or biological product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, coverage and reimbursement for new products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time consuming process.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Affordable Care Act, or ACA, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs, and created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional legislative challenges to certain aspects of the ACA.

For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removed penalties for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, replace, modify, repeal or otherwise invalidate the ACA will impact the law or our business.

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or the CCPA, the California Privacy Rights Act, or the CPRA, and the EU General Data Protection Regulation, or the GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Research and Development Expenses

Our research and development expenses were $31.8 million, $38.0 million and $38.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

Human Capital Resources

As of December 31, 2020, we had 42 total employees, all of whom were full-time and 31 of whom were primarily engaged in research and development activities.

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

●	We may present only two years of audited consolidated financial statements, plus unaudited condensed consolidated financial statements for any interim period, and related management’s discussion and analysis of financial condition and results of operations;
●	We may avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”);
●	We may provide less extensive disclosure about our executive compensation arrangements; and
●	We may not require stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

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

Item 1A.

Risk Factors

Our business involves significant risks, some of which are described below. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, CPI-006, CPI-818 and ciforadenant, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $6.0 million, $46.7 million and $46.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. We had an accumulated deficit of $223.1 million as of December 31, 2020. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize CPI-006, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2014, the majority of our efforts have been focused on the research and development of CPI-006, CPI-818 and ciforadenant. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of ciforadenant, CPI-006, and CPI-818, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-006, CPI-818 and ciforadenant or any other product candidates.

As of December 31, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $44.3 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – CPI-006, CPI-818 and ciforadenant – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

●	the type, number, scope, progress, expansions, results of and timing of our ongoing and planned clinical trials of CPI-006, CPI-818 and ciforadenant and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future;
●	whether our current Phase 3 clinical trial of CPI-006 is successful;
●	the impact of changes in the COVID-19 pandemic, including the impact of vaccines and therapeutic treatments;
●	the need for, and the progress, costs and results of, any additional clinical trials of CPI-006, CPI-818 and ciforadenant or any of our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require;
●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
●	the costs and timing of obtaining or maintaining manufacturing for CPI-006, CPI-818 and ciforadenant and our other product candidates, including commercial manufacturing if any product candidate is approved;
●	the costs and timing of establishing sales and marketing capabilities;
●	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;

●	the terms and timing of establishing collaborations, license agreements and other partnerships;
●	whether the FDA accepts data from any clinical trials of our product candidates conducted by Angel Pharmaceuticals in China;
●	costs associated with any new product candidates that we may develop, in-license or acquire;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	the effect of competing technological and market developments;
●	our ability to attract, hire and retain qualified personnel;
●	our ability to establish and maintain partnering arrangements for development; and
●	the costs associated with being a public company.

Several of these factors are outside of our control and if we are unable to obtain funding on a timely basis, we will be unable to complete the clinical trials for CPI-006, CPI-818 and ciforadenant and our other product candidates, and we may be required to significantly curtail some or all of our activities.

The COVID-19 pandemic could adversely impact our business, including our clinical trials, and financial condition.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 pandemic has spread to most countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As the COVID-19 pandemic continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
●	risk that participants enrolled in our clinical trials will contract the COVID-19 pandemic while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
●	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
●	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

In addition, the spread of the COVID-19 pandemic has had an impact and may continue to severely impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to the Discovery and Development of Our Product Candidates

Our product candidates are in various stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, CPI-006, ciforadenant and CPI-818, which are being evaluated in Phase 3, Phase 1b/2 and Phase 1/1b clinical trials, respectively. Although we believe our Phase 3 trial of CPI-006 for the treatment of hospitalized patients with COVID-19, if it meets its primary endpoint, may be sufficient to support submission of a Biologics License Application (”BLA”) by the FDA, the FDA may disagree and we may be required to conduct additional trials to support the submission of a BLA CPI-006. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

As a result, we may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

●	negative or inconclusive results from our clinical trials, the clinical trials of our collaborators, including Angel Pharmaceuticals, or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

●	changes in the COVID-19 pandemic, including the impact of vaccines and therapeutic treatments;
●	product-related side effects experienced by participants in our clinical trials, the clinical trials of our collaborators or by individuals using drugs or therapeutic biologics similar to our product candidates;
●	the extent to which the COVID-19 pandemic may impact our clinical trials;
●	delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the United States Food and Drug Administration (“FDA”) or comparable foreign authorities regarding the scope or design of our clinical trials;
●	delays in enrolling research subjects in clinical trials;
●	high drop-out rates of research subjects;
●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials or the clinical trials of our collaborators;
●	greater than anticipated clinical trial costs;
●	delay in the development or approval of companion diagnostic tests for our product candidates;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a New Drug Application (“NDA”) or BLA to the FDA or comparable marketing applications to foreign regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market ciforadenant, CPI-006 or CPI-818, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure our stockholders that ciforadenant, CPI-006 or CPI-818 will be successfully developed or commercialized. If we or any of our existing or potential future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize ciforadenant, CPI-006 or CPI-818, we may not be able to generate sufficient revenue to continue our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our existing or potential future collaborators advance into clinical trials, including CPI-006, CPI-818 and ciforadenant, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

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

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating CPI-006 in cancer patients. The protocol is designed to enroll successive cohorts of patients with advanced cancers who will receive increasing doses of CPI-006 both alone, or in combination with ciforadenant or an anti-PD-1. CPI-006 has been well tolerated in the clinical trial at doses up to 24 mg/kg, although a limited number of patients have been enrolled and the follow-up period has necessarily been short, and we have observed one patient with Grade 3 anemia. We have seen 1 patient develop Grade 3 hyponatremia at a dose of 24 mg/kg. However, CD73 is involved in several physiological systems and the administration of anti-CD73 antibodies such as CPI-006 could result in unforeseen safety issues. Similar to our Phase 1/1b clinical trial of ciforadenant, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-006 could respond in unexpected ways and that the administration of CPI-006 in combination with ciforadenant and pembrolizumab could exacerbate immune system related adverse events. As a result, there can be no assurance that we will be able to establish the safety and efficacy of CPI-006 or that we will be able to successfully complete our Phase 1/1b clinical trial.

In July 2020, we initiated a Phase 1 clinical trial with CPI-006 in hospitalized COVID-19 patients. As of March 4, 2021, we have enrolled 29 patients in our Phase 1 trial and have not observed any safety issues. In February 2021, we initiated a Phase 3 trial with CPI-006 in hospitalized COVID-19 patients. The Phase 3 trial is planned to enroll approximately 1,000 patients and in such a larger patient population there may be unforeseen safety issues and there can be no assurance that we will be able to successfully complete our Phase 3 clinical trial.

In March 2019, we initiated a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas. Similar to our clinical trials of ciforadenant and CPI-006, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-818 could respond in unexpected ways.

Under our collaboration with Angel Pharmaceuticals, it will be responsible for the clinical development and commercialization, including all related expenses, of the licensed pipeline programs in greater China, and for the pre-clinical BTK program globally. It plans to initiate clinical trials in greater China for CPI-006, CPI-818 and ciforadenant in the next 12 to 18 months and such trials will be subject to many of the same risks as our ongoing clinical programs.

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

While we initiated our Phase 1/1b clinical trial for ciforadenant in January 2016, our Phase 1/1b clinical trial for CPI-006 in cancer in March 2018, our Phase 1/1b clinical trial for CPI-818 in March 2019 and our Phase 3 clinical trial for CPI-006 for COVID-19 patients in February 2021, we do not know whether any of our other planned trials, including a planned front-line Phase 2 trial of ciforadenant in RCC patients, will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA failing to grant permission to proceed or placing the clinical trial on hold;
●	subjects failing to enroll or remain in our trial at the rate we expect;
●	subjects choosing an alternative treatment or vaccine for the indication for which we are developing CPI-006, CPI-818 and ciforadenant or other product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	a facility manufacturing CPI-006, CPI-818 and ciforadenant, any of our other product candidates or any of their components being ordered by the FDA or other regulatory authorities to temporarily or permanently shut down due to violations of good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (“GCP”) or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;
●	one or more Institutional Review Boards (“IRBs”) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
●	patients failing to complete a trial or return for post-treatment follow-up.

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

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of CPI-006, CPI-818 and ciforadenant or other product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For instance, in September and October 2020, we reported interim data from our Phase 1 clinical trial of CPI-006 for the treatment of COVID-19 and in December 2020 we reported interim data from our Phase 1/1b clinical trial of CPI-818 for the treatment of T-cell lymphoma. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We are conducting clinical trials for CPI-006, CPI-818 and ciforadenant, and we and Angel Pharmaceuticals may in the future, conduct additional clinical trials of product candidates, at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We are currently conducting our Phase 3 trial with CPI -006 in hospitalized patients with COVID-19 at sites in North America, Europe, South Africa and South America. We are also conducting oncology clinical trials with CPI-818, ciforadenant and CPI-006 in North America, Australia and South Korea. In addition, Angel Pharmaceuticals currently intends to initiate clinical trials in China for CPI-006, CPI-818 and ciforadenant in the next 12 to 18 months, and we expect its clinical trial activity in China to be part of our planned global pivotal study for ciforadenant. While the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted in accordance with GCP requirements, and the FDA must be able to validate the clinical trial data through an on-site inspection, if necessary. If a marketing application is based solely on foreign clinical data, the FDA also requires such data to be applicable to the U.S. population and U.S. medical practice, and for the clinical trials to have been performed by clinical investigators of recognized competence. There can be no assurance the FDA will accept data from trials conducted outside of the United States, including any trials conducted by us or Angel Pharmaceuticals. If the FDA does not accept the data from our or Angel Pharmaceuticals’ clinical trials for ciforadenant, CPI-006 or CPI-818, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of CPI-006, CPI-818 and ciforadenant or any other product candidates.

If we are required by the FDA or similar regulatory authorities to obtain approval, clearance or certification of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain or face delays in obtaining approval, clearance or certification of a companion diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

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

If the FDA or a comparable foreign regulatory authority requires approval, certification or clearance of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we and/ or third-party collaborators may encounter difficulties in developing and obtaining approval, clearance of certification for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval, clearance of certification of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (“IVDR”) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will, however, only become applicable in May 2022.

The regulation of companion diagnostics will be subject to further requirements as of the entry into force of the IVDR which introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

These modifications may make it more difficult and costly for us to obtain regulatory clearances or approvals for our companion diagnostics or to manufacture, market or distribute our products after clearance or approval is obtained.

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

In February 2020, we initiated a Phase 3 trial with CPI-006 in hospitalized patients with COVID-19. This trial is planned to enroll 1,000 patients at multiple sites in North America, Europe, South Africa and South America. The completion of enrollment of this trial will be affected by many factors including whether vaccines reduce the population of hospitalized COVID-19 patients, the impact of a number of clinical trials that are recruiting from the same patient population as our trial the potential unwillingness of clinical trial sites to put patients on our trial due to a lack of hospital resources. We are also enrolling patients with T-cell lymphomas in our Phase 1/1b clinical trial of CPI-818. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

In March 2018, we began enrolling patients in our Phase 1/1b clinical trial evaluating CPI-006. We have completed the dose escalation stage where patients receive CPI-006 alone and in combination with ciforadenant and we selected the recommended dose of 18 mg/kg and initiated the disease expansion phase in both the monotherapy and the combination arm with ciforadenant of our CPI-006 clinical trial. We are also enrolled patients in the dose escalation phase in the pembrolizumab combination arm of the trial. To date, only a limited number of patients have been enrolled and the follow-up period has been short. No dose-limiting toxicities have been observed at doses up to and including 18 mg/kg. In July 2020, we began enrolling COVID-19 patients in a Phase 1 clinical trial, and in February 2021, a Phase 3 clinical trial of CPI-006. As of March 4, 2021,no serious adverse events have been observed, however, the follow-up period has necessarily been short. COVID-19 is a poorly understood disease with multiple organ dysfunction and potential adverse effects of CPI-006 in these patients may be difficult to predict.

In March 2019, we initiated a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas and have completed enrollment in the dose escalation portion of the trial. As of March 4, 2021, a limited number of patients have been enrolled and, although no serious adverse events have been observed, the follow-up period has necessarily been short.

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

The success of our business depends primarily upon our ability to develop and commercialize CPI-006, CPI-818 and ciforadenant. Although CPI-006, CPI-818 and ciforadenant are currently in clinical development, our research programs may fail to identify other potential product candidates, or advance them into and through clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying other potential product candidates or our other potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. It may also take greater human and financial resources to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through our research programs than we will possess, thereby limiting our ability to diversify and expand our product candidate portfolio.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our Phase 3 clinical trial for CPI-006, our Phase 1/1b clinical trial and our amended Phase 1b/2 clinical trial for ciforadenant, our Phase 1/1b and Phase 1 clinical trials for CPI-006, and our Phase 1/1b clinical trial for CPI-818, and expect to continue to be dependent on third parties to conduct any future clinical studies of CPI-006, CPI-818 and ciforadenant and preclinical and clinical trials for our other product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the European Union and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or BLA we submit by the FDA. Any such delay or rejection could prevent us from commercializing CPI-006, CPI-818 and ciforadenant or our other product candidates.

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

Following potential approval of any of our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of CPI-006, CPI-818 and ciforadenant or any other product candidate, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for CPI-006, CPI-818 and ciforadenant or any other product candidate that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, if CPI-006, CPI-818 and ciforadenant or any of our other product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize our product candidates.

Further, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For instance, the EU has adopted the Clinical Trials Regulation (“CTR”) in April 2014, which is expected to come into application in 2022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

Disruptions at the FDA and other agencies such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics or modifications to approved drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Even if we receive regulatory approval we still may not be able to successfully commercialize CPI-006, CPI-818 and ciforadenant or any other product candidate, and the revenue that we generate from sales, if any, could be limited.

Even if CPI-006, CPI-818 and ciforadenant or any of our other product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of CPI-006, CPI-818 and ciforadenant or any of our other product candidates may require significant resources and may never be successful.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both governmental and private insurers. TheACA, among other things, subjected biological products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, replace, modify, repeal, or otherwise invalidate the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Additionally, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until twelve years from the date on which the reference product was first licensed. During this twelve-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The law is complex and is still being interpreted and implemented by the FDA. Any processes adopted by the FDA to implement the BPCIA could have a material adverse effect on the future commercial prospects for our biological products.

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

Because we have limited financial and managerial resources, we focus on specific product candidates, including CPI-006, CPI-818 and ciforadenant. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

In October 2020, we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – CPI-006, CPI-818 and ciforadenant – in greater China and obtained global rights to our BTK inhibitor preclinical programs. While certain of our executive officers and directors will initially be on the board of directors of Angel Pharmaceuticals, we have limited control over it and so we will be subject to many of the same risks set forth above with respect to all collaborations. Angel Pharmaceuticals will also be subject to many of the same risks that are set forth in this “Risk Factors” section pertaining to operations, government regulation, and intellectual property, which may adversely affect Angel Pharmaceuticals’ ability to develop and commercialize products.

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

We have no internal sales, marketing or distribution capabilities. If CPI-006, CPI-818 and ciforadenant or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that CPI-006, CPI-818 and ciforadenant or any of our other product candidates will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

●	we may not be able to attract and build an effective marketing department or sales force;
●	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by CPI-006, CPI-818 and ciforadenant or any other product candidates that we may develop, in-license or acquire; and
●	our direct sales and marketing efforts may not be successful.

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

We will need to grow our organization substantially to continue development and pursue the potential commercialization of CPI-006, CPI-818 and ciforadenant and our other product candidates. As we seek to advance CPI-006, CPI-818 and ciforadenant and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. These laws will affect our operations, sales and marketing practices, and our relationships with physicians and other customers and third-party payors. Such laws include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;
●	the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to the government by the 90th day of each calendar year). Additional reporting and transparency requirements for payments to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives go into effect in 2022 for payments made in 2021; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of CPI-006, CPI-818 and ciforadenant or our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of CPI-006, CPI-818 and ciforadenant, and the planned clinical testing of our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if CPI-006, CPI-818 and ciforadenant or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for CPI-006, CPI-818 and ciforadenant or our other product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	the inability to commercialize CPI-006, CPI-818 and ciforadenant or our other product candidates; and
●	a decline in our stock price.

We have product liability insurance coverage in an amount and on terms and conditions that are customary for similarly situated companies and that are satisfactory to our board of directors. Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of CPI-006, CPI-818 and ciforadenant or our other product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review (“IPR”) proceedings and post-grant review (“PGR”) proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of an issued patent in Australia that may be relevant to commercialization of ciforadenant in that country. That Australian patent is expected to expire in 2022. Our ability to commercialize ciforadenant in Australia prior to 2022 could be adversely affected if we do not obtain a license under such patent. We are also aware of a corresponding patent application that has been issued in the United States and which is expected to expire in 2023. However, to the extent that any claims of this patent may be interpreted to cover our potential uses of ciforadenant, we do not believe that such claims would be valid and enforceable if asserted. We have filed a PGR petition challenging the patentability of certain claims of the patent and the patentee subsequently disclaimed every challenged claim. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patent applications that, if issued as patents, may be infringed by commercialization of CPI-006, CPI-818 and ciforadenant or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

●	result in costly litigation;
●	divert the time and attention of our technical personnel and management;
●	cause development delays;
●	prevent us from commercializing CPI-006, CPI-818 and ciforadenant or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or
●	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent CPI-006, CPI-818 and ciforadenant or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market CPI-006, CPI-818 and ciforadenant or our other product candidates.

Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing CPI-006, CPI-818 and ciforadenant or our other product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

While we have issued patents directed at ciforadenant in the United States and certain foreign territories, and pending patent applications directed at CPI-006, CPI-818, ciforadenant and other product candidates in the United States and other countries, filing, prosecuting and defending patents on CPI-006, CPI-818, ciforadenant and our other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	results for our Phase 1 clinical trial of CPI-006 for COVID-19 expected in the fourth quarter of 2020;
●	regulatory approval of CPI-006, CPI-818, ciforadenant and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	regulatory developments in the United States and foreign countries;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions other events or factors, many of which are beyond our control, including recession or depression resulting from the current COVID-19 pandemic;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

As of December 31, 2020, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 50% of our outstanding common stock, including 1,458,000 shares of our common stock subject to prefunded warrants as described in Note 1 in Item 8, Financial Statements and Supplementary Data. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102). On March 9, 2020 we filed a Registration Statement on Form S-3 (File No. 333-237040), covering the offering of up to $200 million of shares of common stock, preferred stock, warrants and units and entered into the Sales Agreement with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of December 31, 2020, we had sold 310,734 shares of common stock pursuant to the Sales Agreement. As of December 31, 2020, $48.7 million remained for sale under the Sales Agreement.

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

General Risks

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

We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite the implementation of security measures, our information technology and other internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Any such security breach may compromise information stored on our networks, or those of our vendors, and may result in significant data losses or theft of our intellectual property or proprietary business information. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations implemented thereunder, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, reputation, financial condition, results of operations and prospects. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g. Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information that was provided to us by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Further, California enacted the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Further, the CPRA, recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal data of individuals within the EEA, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. Further, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, e.g. on July 16, 2020, the Court of Justice of the European Union, or the CJEU invalidated the EU-US Privacy Shield Framework, or the Privacy Shield under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. In addition, the GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, from January 1, 2021, we will have to comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, such as the COVID-19 pandemic, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently rely on several different manufacturers who supply different parts of the ciforadenant molecule and CPI-818 molecule, on one manufacturer for CPI-006 drug substance and on other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of CPI-006, CPI-818 and ciforadenant or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2020, we had federal net operating loss (“NOL”) carryforwards of approximately $177.2 million and state NOL carryforwards of approximately $206.7 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2020, we also had $6.8 million of federal and $3.9 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

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

	Price Range
	High	Low
2020
First Quarter	$6.35	$1.01
Second Quarter	$4.24	$1.91
Third Quarter	$6.88	$2.51
Fourth Quarter	$5.74	$3.64
2019
First Quarter	$5.44	$3.55
Second Quarter	$4.75	$3.23
Third Quarter	$8.10	$2.91
Fourth Quarter	$5.10	$2.53

Holders of Record

As of March 25, 2021, there were approximately 23 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on March 23, 2016 (the first day of trading of our common stock), through December 31, 2020 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index.

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

	March 23,	December 31,	December 31,	December 31,	December 31,	December 31,
$100 investment in stock or index	2016	2016	2017	2018	2019	2020
Corvus (CRVS)	$100.00	$100.35	$72.70	$25.75	$38.18	$26.46
NASDAQ Composite Index (IXIC)	$100.00	$112.88	$144.76	$139.14	$188.15	$269.88
NASDAQ Biotech Index (˄NBI)	$100.00	$104.36	$126.33	$114.55	$142.51	$180.33

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

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

You should read the following selected financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10 K. The selected consolidated statement of operations data for each of the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results of any prior periods are not necessary indicative of results to be expected in any future period.

	Year Ended December 31,
Consolidated Statements of Operations and Comprehensive Loss Data:	2020	2019	2018	2017	2016

	(In thousands, except share and per share amounts)
Operating expenses:
Research and development	$31,830	$37,975	$38,586	$46,305	$29,356
General and administrative	11,930	10,879	10,636	10,219	7,620
Total operating expenses	43,760	48,854	49,222	56,524	36,976
Loss from operations	(43,760)	(48,854)	(49,222)	(56,524)	(36,976)
Interest income and other expense, net.	540	2,182	2,283	861	601
Gain on deconsolidation of Angel Pharmaceuticals	37,459	—	—	—	—
Loss from equity method investment	(234)	—	—	—	—
Net loss	$(5,995)	$(46,672)	$(46,939)	$(55,663)	$(36,375)
Net loss per share, basic and diluted	$(0.20)	$(1.59)	$(1.71)	$(2.72)	$(2.36)
Shares used to compute net loss per share, basic and diluted	29,478,878	29,349,810	27,509,960	20,488,506	15,422,041
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(25)	63	7	(2)	6
Comprehensive loss	$(6,020)	$(46,609)	$(46,932)	$(55,665)	$(36,369)

	Year Ended December 31,
Consolidated Balance Sheet Data:	2020	2019	2018	2017	2016

	(In thousands)
Cash, cash equivalents and marketable securities	$44,259	$77,982	$114,597	$90,055	$134,896
Working capital	33,187	69,119	108,562	82,265	130,089
Total assets	85,529	83,646	118,232	94,775	140,150
Convertible preferred stock	—	—	—	—	—
Total stockholders’ equity (deficit)	$72,148	$71,111	$110,336	$84,835	$132,801

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual report on Form 10-K. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

Overview

We are a clinical stage, immunology focused biopharmaceutical company developing drugs and antibodies that target the most critical cellular elements of the immune system. Our strategy is to focus our efforts on the development of immune modulator product candidates to treat COVID-19, T-cell lymphomas, other cancers and autoimmune diseases. We have built a pipeline of five programs, three of which are in clinical development.

Our lead product candidate is CPI-006, a potent humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies in cancer patients and patients with COVID-19, CPI-006 has demonstrated binding to various immune cells and the inducement of a humoral adaptive immune response. We believe CPI-006 has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of infectious diseases and cancers.

We are evaluating CPI-006 in a global, randomized, double-blind, Phase 3 trial designed to evaluate the efficacy and safety of CPI-006 compared to placebo in hospitalized patients with mild-to-moderate COVID-19. The primary endpoint of the trial is the proportion of patients progressing to respiratory failure or death during the 28 days after dosing. The trial was designed with input from the U.S. Food and Drug Administration, or FDA.

Our next product candidate, CPI-818, is a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T-cell lymphomas. CPI-818 is designed to inhibit the proliferation of certain malignant T-cells, and we believe it also has the potential to regulate the growth of abnormal T cells involved in autoimmunity.

Our third product candidate, ciforadenant (formerly CPI-444), is an oral, small molecule antagonist of the A2A receptor for adenosine with which we completed a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab) for patients with either advanced or refractory renal cell cancer (“RCC”). We have identified a novel biomarker that may enable us to select patients most likely to benefit from ciforadenant. In studies presented at the American Society of Oncology (“ASCO”) meeting in 2020, patients expressing this marker in their tumor had a 17% response rate. Activity was seen with both CPI-444 as a monotherapy and in combination with Tecentriq. We have refined our strategy with ciforadenant and plan to collaborate with an academic consortium to evaluate ciforadenant in a first line RCC Phase 2 trial as a triplet combination with pembrolizumab and a tyrosine kinase inhibitor (“TKI”).

To date, the majority of our efforts have been focused on the research, development and advancement of CPI-006, CPI-818 and ciforadenant, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2020 and 2019 was $6.0 million and $46.7 million, respectively. As of December 31, 2020, we had an accumulated deficit of $223.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-006, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

In March 2020, we entered into a open market sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jeffries”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jeffries acts as our sales agent. Jeffries is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Jeffries under the Sales Agreement. As of December 31, 2020, we had sold 310,734 shares of our common stock for net proceeds of approximately $1.2 million pursuant to the Sales Agreement. As of December 31, 2020, $48.7 million remained for sale under the Sales Agreement.

In October 2020, we announced the formation and launch of Angel Pharmaceuticals Co., Ltd. (“Angel Pharmaceuticals”), a new China based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We formed Angel Pharmaceuticals as a wholly owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital. Such cash is not available for our use. Contemporaneously with the financing, Angel Pharmaceuticals licensed the rights to develop and commercialize our three clinical-stage candidates – CPI-006, CPI-818 and ciforadenant – in greater China and obtained global rights to our BTK inhibitor preclinical programs. Under the collaboration, we currently have a 49.7% equity interest in Angel Pharmaceuticals, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP, and are entitled to designate three individuals on Angel’s five-person Board of Directors.

As of December 31, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $44.3 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of ciforadenant, CPI-006 or CPI-818 through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Impact of COVID-19

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our Phase 3 clinical trial of CPI-006 in hospitalized COVID-19 patients;

●	completion of our Phase 1/1b clinical trial and amended Phase 1b/2 clinical trial of ciforadenant;
●	completion of our ongoing Phase 1/1b clinical trial of CPI-006 in cancer patients;
●	enrollment and completion of our ongoing Phase 1/1b clinical trial of CPI-818;
●	process development and manufacturing of drug supply of CPI-006, CPI-818 and ciforadenant; and
●	preclinical studies under our other programs in order to select development product candidates.

In addition to our product candidates that are in clinical development, we believe it is important to continue substantial investment in potential new product candidates to build the value of our product candidate pipeline and our business.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties related to timing and cost to completion. The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors, including many of which are beyond our control. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming, and the successful development of our product candidates is uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in “Part I, Item 1A—Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Year ended December 31,			Change	Change
	2020	2019	2018	2019 to 2020	2018 to 2019
Operating expenses:
Research and development	$31,830	$37,975	$38,586	$(6,145)	$(611)
General and administrative	11,930	10,879	10,636	1,051	243
Total operating expenses	43,760	48,854	49,222	(5,094)	(368)
Loss from operations	(43,760)	(48,854)	(49,222)	5,094	368
Interest income and other expense, net	540	2,182	2,283	(1,642)	(101)
Gain on deconsolidation of Angel Pharmaceuticals	37,459	—	—	37,459	—
Loss from equity method investment	(234)	—	—	(234)	—
Net loss	$(5,995)	$(46,672)	$(46,939)	$40,677	$267

Research and Development Expenses

Research and development expenses for the years ended December 31, 2020 and 2019, consisted of the following costs by program (specific program costs consist solely of external costs):

	Year ended December 31,			Change	Change
	2020	2019	2018	2019 to 2020	2018 to 2019
Ciforadenant (formerly CPI-444)	$3,784	$5,750	$10,378	$(1,966)	$(4,628)
CPI‑006	8,956	6,774	6,108	2,182	666
CPI-818	2,734	6,577	4,707	(3,843)	1,870
Other programs	645	981	877	(336)	104
Unallocated employee and overhead costs	15,711	17,893	16,516	(2,182)	1,377
	$31,830	$37,975	$38,586	$(6,145)	$(611)

For the year ended December 31, 2020, the decrease in ciforadenant costs of $2.0 million as compared to the year ended December 31, 2019, primarily consisted of a decrease of $1.5 million in clinical trial expenses, a decrease of $0.2 million in drug manufacturing costs and a decrease of $0.3 million in other outside services.

For the year ended December 31, 2020, the increase in CPI-006 costs of $2.2 million as compared to the year ended December 31, 2019, primarily consisted of an increase of $3.5 million in clinical trial expenses as well as an increase of $0.4 million in other outside services, partially offset by a decrease of $1.7 million in drug manufacturing costs.

For the year ended December 31, 2020, the decrease in CPI-818 costs of $3.8 million as compared to the year ended December 31, 2019, primarily consisted of a decrease of $2.7 million in drug manufacturing costs, a decrease of $0.4 million in clinical trial expenses and a decrease of $0.7 million in other outside services.

For the year ended December 31, 2020, the decrease in costs related to other programs of $0.3 million as compared to the year ended December 31, 2019, primarily consisted of a decrease of $0.6 million in outside services, partially offset by an increase of $0.3 million in drug manufacturing costs.

For the year ended December 31, 2020, the decrease in unallocated costs of $2.2 million as compared to the year ended December 31, 2019, primarily consisted of a decrease of $1.5 million in outside services and a decrease of $0.7 million in personnel and related costs.

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

General and Administrative Expenses

For the year ended December 31, 2020, the increase in general and administrative expenses of $1.1 million as compared to the year ended December 31, 2019, primarily consisted of an increase of $1.9 million in outside professional services, partially offset by a decrease of $0.8 million in personnel and related costs.

For the year ended December 31, 2019, the increase in general and administrative expenses of $0.2 million as compared to the year ended December 31, 2018, primarily consisted of an increase in personnel and related costs.

Interest Income and Other Expense, net

For the year ended December 31, 2020, the decrease in interest income and other expense, net of $1.6 million as compared to the year ended December 31, 2019, primarily consisted of a decrease in interest income earned due to a decrease in cash equivalents and marketable securities and a decrease in interest rates.

For the year ended December 31, 2019, the decrease in interest income and other expense, net of $0.1 million as compared to the year ended December 31, 2018, primarily consisted of a decrease in interest income earned due to a decrease in cash equivalents and marketable securities.

Gain on deconsolidation of Angel Pharmaceuticals

For the year ended December 31, 2020, the gain on deconsolidation of Angel Pharmaceuticals of $37.5 million represents the fair value of our investment in Angel Pharmaceuticals at the date Angel Pharmaceuticals was deconsolidated from our financial statements.

Loss from equity method investment

For the year ended December 31, 2020, the loss from equity method investment of $0.2 million represents our share of the Angel Pharmaceutical’s loss for the period from deconsolidation of our investment in Angel Pharmaceuticals through December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $44.3 million and an accumulated deficit of $223.1 million, compared to cash, cash equivalents and marketable securities of $78.0 million and an accumulated deficit of $217.1 million as of December 31, 2019. We have financed our operations primarily through sales of our common stock and convertible preferred stock.

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

On February 17, 2021, we completed a follow-on public offering in which we sold 9,783,660 shares of common stock at a price of $3.50 per share, which included 1,212,231 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $31.8 million, net of underwriting discounts and commissions and offering expenses.

In March 2020, we entered into a Sales Agreement Jefferies LLC to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jeffries acts as our sales agent. Jeffries is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jeffries under the Sales Agreement. During the year ended December 31, 2020, we received net proceeds of approximately $1.2 million from the sale of 310,734 shares of our common stock pursuant to the Sales Agreement. As of December 31, 2020, $48.7 million remained for sale under the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities, including the net proceeds from our February 2021 follow-on offering, will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our consolidated financial statements as of and for year ended December 31, 2020. The amounts and timing of our actual expenditures depend on numerous factors, including:

●	the progress, timing, costs and results of clinical trials for CPI-006, CPI-818 and ciforadenant;

●	the extent to which the COVID-19 pandemic may impact our business, including our clinical trials and financial condition;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

●	other factors described in the section of this report entitled “Risk Factors.”

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year ended December 31,			Change	Change
	2020	2019	2018	2019 to 2020	2018 to 2019
Net cash provided by (used in):
Operating activities	$(34,778)	$(37,321)	$(40,988)	$2,543	$3,667
Investing activities	44,769	3,255	(30,192)	41,514	33,447
Financing activities	1,310	24	65,270	1,286	(65,246)
Net increase (decrease) in cash and cash equivalents	$11,301	$(34,042)	$(5,910)	$45,343	$(28,132)

Cash Flows from Operating Activities

Cash used in operating activities during the year ended December 31, 2020 was $34.8 million, which primarily consisted of a net loss of $6.0 million, adjusted by non-cash charges of $6.8 million, primarily consisting of $5.7 million of stock compensation expense, a non-cash gain on deconsolidation of Angel Pharmaceuticals of $37.5 million, an increase of $1.7 million in accounts payable and accrued and other liabilities and a decrease of $0.4 million in prepaid and other current and non-current assets, partially offset by a decrease of $0.2 million in operating lease liability, net of operating lease right-of-use asset amortization.

Cash used in operating activities during the year ended December 31, 2019 was $37.3 million, which primarily consisted of a net loss of $46.7 million, adjusted by non-cash charges of $7.4 million, primarily consisting of $7.3 million of stock compensation expense, an increase of $2.5 million in accounts payable and accrued and other liabilities and an increase of $0.4 million in prepaid and other current assets, primarily associated with the timing of payments to vendors.

Cash used in operating activities during the year ended December 31, 2018 was $41.0 million, which primarily consisted of a net loss of $46.9 million, adjusted by non-cash charges of $7.4 million, primarily consisting of $7.1 million of stock compensation expense, a decrease of $2.0 million in accounts payable and accrued and other liabilities and a decrease of $0.6 million in current and other assets, primarily associated with the timing of payments to vendors.

Cash Flows from Investing Activities

Cash provided by investing activities during the year ended December 31, 2020 was $44.8 million, which consisted of proceeds from maturities of marketable securities of $86.4 million and proceeds from sales of marketable securities of $1.0 million, partially offset by purchases of marketable securities of $42.5 million and purchases of property and equipment of $0.1 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2020 was $1.3 million, which consisted of $1.2 million in net proceeds from the issuance of common stock through our at-the-market offering program and $0.1 million of proceeds from the exercise of stock options.

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

Contractual Obligations

We lease our facilities under a non-cancelable operating lease that expires in 2023. As of December 31, 2020, contractual obligations were as follows (in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 year	2 - 3 years	4 - 5 years	5 years
Contractual obligations:
Operating lease obligations	$2,559	$1,260	$1,299	$—	$—
Total contractual obligations	$2,559	$1,260	$1,299	$—	$—

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $44.3 million as of December 31, 2020, which consisted of U.S. Treasury securities, U.S. government agency securities and corporate debt obligations. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

We do not have any foreign currency or other derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

CORVUS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corvus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corvus Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 25, 2021

We have served as the Company’s auditor since 2015

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$16,455	$5,154
Marketable securities	27,804	72,828
Prepaid and other current assets	1,077	1,362
Total current assets	45,336	79,344
Property and equipment, net	906	1,462
Operating lease right-of-use asset	1,648	2,327
Investment in Angel Pharmaceuticals	37,225	—
Other assets	414	513
Total assets	$85,529	$83,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,467	$2,448
Operating lease liability	1,078	878
Accrued and other liabilities	7,604	6,899
Total current liabilities	12,149	10,225
Operating lease liability	1,232	2,310
Total liabilities	13,381	12,535
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at December 31, 2020 and December 31, 2019; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at December 31, 2020 and December 31, 2019; 28,372,634 and 27,953,233 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	295,281	288,224
Accumulated other comprehensive income	4	29
Accumulated deficit	(223,140)	(217,145)
Total stockholders’ equity	72,148	71,111
Total liabilities and stockholders’ equity	$85,529	$83,646

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$31,830	$37,975	$38,586
General and administrative	11,930	10,879	10,636
Total operating expenses	43,760	48,854	49,222
Loss from operations	(43,760)	(48,854)	(49,222)
Interest income and other expense, net	540	2,182	2,283
Gain on deconsolidation of Angel Pharmaceuticals	37,459	–	–
Loss from equity method investment	(234)	–	–
Net loss	$(5,995)	$(46,672)	$(46,939)
Net loss per share, basic and diluted	$(0.20)	$(1.59)	$(1.71)
Shares used to compute net loss per share, basic and diluted	29,478,878	29,349,810	27,509,960
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(25)	63	7
Comprehensive loss	$(6,020)	$(46,609)	$(46,932)

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	21,041,250	$2	$208,408	$(41)	$(123,534)	$84,835
Issuance of common stock upon follow-on public offering, net	8,117,647	1	64,876	—	—	64,877
Common stock issued on exercise of stock options	165,033	—	393	—	—	393
Vesting of restricted stock issued upon early exercise of stock options	—	—	28	—	—	28
Stock-based compensation expense	—	—	7,135	—	—	7,135
Unrealized gain on marketable securities	—	—	—	7	—	7
Net loss	—	—	—	—	(46,939)	(46,939)
Balance at December 31, 2018	29,323,930	$3	$280,840	$(34)	$(170,473)	$110,336
Retirement of common stock in exchange for common stock warrant	(1,458,000)	—	(5,030)	—	—	(5,030)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	5,030	—	—	5,030
Common stock issued on exercise of stock options	87,303	—	24	—	—	24
Vesting of restricted stock issued upon early exercise of stock options	—	—	12	—	—	12
Stock-based compensation expense	—	—	7,348	—	—	7,348
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(46,672)	(46,672)
Balance at December 31, 2019	27,953,233	$3	$288,224	$29	$(217,145)	$71,111
Issuance of common stock in connection with at-the-market offering, net	310,734	—	1,222	—	—	1,222
Common stock issued on exercise of stock options	108,667	—	88	—	—	88
Stock-based compensation expense	—	—	5,747	—	—	5,747
Unrealized loss on marketable securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(5,995)	(5,995)
Balance at December 31, 2020	28,372,634	$3	$295,281	$4	$(223,140)	$72,148

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(5,995)	$(46,672)	$(46,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	632	743	847
Accretion related to marketable securities	154	(644)	(608)
Stock-based compensation	5,747	7,348	7,135
Gain on deconsolidation of Angel Pharmaceuticals	(37,459)	—	—
Loss from equity method investment	234	—	—
Changes in operating assets and liabilities:
Prepaid and other current assets	285	(370)	187
Operating lease right-of-use asset	679	599	—
Other assets	99	(50)	406
Accounts payable	1,019	450	(1,456)
Accrued and other liabilities	705	2,042	(560)
Operating lease liability	(878)	(767)	—
Net cash used in operating activities	(34,778)	(37,321)	(40,988)
Cash flows from investing activities
Purchases of marketable securities	(42,540)	(138,586)	(161,861)
Sales of marketable securities	1,009	–	—
Maturities of marketable securities	86,376	141,866	132,024
Purchases of property and equipment	(76)	(25)	(355)
Net cash provided by (used in) investing activities	44,769	3,255	(30,192)
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $30,850 in aggregate gross proceeds from related parties for the year ended December 31, 2018)	—	—	64,877
Proceeds from issuance of common stock in connection with at-the-market offering, net	1,222	—	—
Proceeds from exercise of common stock options	88	24	393
Net cash provided by financing activities	1,310	24	65,270
Net increase (decrease) in cash and cash equivalents	11,301	(34,042)	(5,910)
Cash and cash equivalents at beginning of the period	5,154	39,196	45,106
Cash and cash equivalents at end of the period	$16,455	$5,154	$39,196
Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$—	$—	$84

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Corvus Pharmaceuticals, Inc. (“Corvus” or the “Company”) was incorporated in Delaware on January 27, 2014 and commenced operations in November 2014. Corvus is a clinical-stage biopharmaceutical company. The Company’s operations are located in Burlingame, California.

Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corvus Biopharmaceuticals, Ltd. and Corvus Hong Kong Limited. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of CPI-006, CPI-818 and ciforadenant. The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of ciforadenant, CPI-006, and CPI-818, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-006, CPI-818, and ciforadenant or any other product candidates. The Company does not expect its existing capital resources to be sufficient to enable it to fund the completion of its clinical trials and remaining development program of CPI-006, CPI-818 and ciforadenant through commercialization. In addition, its operating plan may change as a result of many factors.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $223.1 million as of December 31, 2020. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of December 31, 2020, the Company had cash, cash equivalents and short-term marketable securities of $44.3 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Exchange Warrants

On November 8, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with an investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,458,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,458,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, and Accounting Research Bulletin 43, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and elected to record the excess over par value as a debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification Topic 815, Derivatives and Hedging, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of December 31, 2020, none of the Exchange Warrants have been exercised.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar, except for its investment in its equity method investee which is the Chinese yuan. The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2020, the Company had an accumulated deficit of $223.1 million and cash, cash equivalents and marketable securities of $44.3 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which the Company holds an investment or in which the Company has other variable interests is considered a variable interest entity ("VIE"). The Company consolidates VIEs when it is the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company assesses whether any changes in the interest or relationship with the entity affect the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in accordance with applicable GAAP.

Investments in Equity Securities

Investments in equity securities over which the Company is able to exercise significant influence over the investee, but does not control the investee, and is not the primary beneficiary of the investee’s activities that are considered VIEs are accounted for using the equity method. Adjustments are made to investments accounted for using the equity method for any earnings or losses incurred and are recorded in loss from operations. Investments in equity securities which do not have readily determinable fair values and for which the Company is not able to exercise significant influence over the investee are accounted for under the measurement alternative which is the cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar securities of the same investee and adjustments related to the basis differences, if any.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019 and chose to apply the provisions of ASC 842 as of the effective date with no restatement of prior periods. Additionally, the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. The Company determines if an arrangement is a lease at inception and accounts for lease and non-lease components separately. The Company has elected not to apply the recognition requirements of Topic 842 for leases with a term of 12 months or less. Upon adoption of ASU 2016-02, the Company recognized an operating lease, right-of-use asset of $2.8 million and a corresponding liability of $3.8 million and eliminated $1.0 million of deferred rent in the Company’s consolidated balance sheet. The adoption of ASU 2016-02 did not have any impact on the Company’s consolidated statements of operations and comprehensive loss. See also Note 12.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This new standard will be effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this standard effective January 1, 2021.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss - basic and diluted	$(5,995)	$(46,672)	$(46,939)
Denominator:
Weighted average common shares outstanding	29,478,878	29,364,535	27,686,909
Less: weighted average common shares subject to repurchase	—	(14,725)	(176,949)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	29,478,878	29,349,810	27,509,960
Net loss per share, basic and diluted	$(0.20)	$(1.59)	$(1.71)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Common stock subject to repurchase	—	—	43,076
Outstanding options	6,664,173	5,643,410	3,778,259
Total shares of common stock equivalents	6,664,173	5,643,410	3,821,335

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

The following tables present information as of December 31, 2020 and 2019 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	December 31, 2020
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$15,974	$—	$—	$15,974
Marketable securities	6,074	21,730	—	27,804
	$22,048	$21,730	$—	$43,778

	December 31, 2019
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$4,252	$—	$—	$4,252
Marketable securities	7,023	65,805	—	72,828
	$11,275	$65,805	$—	$77,080

As of December 31, 2020, marketable securities had a maximum remaining maturity of eleven months.

As of December 31, 2020 and 2019, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$6,074	$—	$—	$6,074
U.S. Government agency securities	21,726	5	(1)	21,730
	$27,800	$5	$(1)	$27,804

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,019	$4	$—	$7,023
U.S. Government agency securities	17,701	16	—	17,717
Corporate debt obligations	48,079	17	(8)	48,088
	$72,799	$37	$(8)	$72,828

5. Equity Method Investment

In August 2020, the Company established Angel Pharmaceuticals Co. Ltd. (“Angel”), a wholly-owned corporate venture in the People’s Republic of China (“China”) designed to develop, manufacture, and commercialize CPI-006, CPI-444, and CPI-818 compounds for distribution within the countries of China, Taiwan, Macao, and Hong Kong (collectively, the “Territories”) based on intellectual property licenses to be contributed to Angel by the Company.

In October 2020, Angel raised financing from third-party investors, the licenses were entered into and the Company’s ownership interest was reduced to 53.2%. Under the license agreements, the Company is required to provide manufacturing supply services for future supply of drug products for use in clinical trials, research and development, operational support, and participate in the joint steering committee which oversees the development and commercialization of the compounds. Angel is not required to make any payments to the Company regarding the licensed compounds or the additional services outlined in the agreement. After a 7 year Exclusive Grant Back Period, Angel license grants to the company for sole or jointly owned IP will be non-exclusive, fully paid and sublicensable. During the Exclusive Grant Back Period, Angel license grants to the company for sole and joint IP are exclusive, fully paid and sublicensable.

As a result of the financing, the Company reassessed its interest in Angel and determined that while Angel is a VIE, the Company is not considered the primary beneficiary of such VIE since Corvus does not have the power, through voting or similar rights and the license agreements, to direct the activities of Angel that most significantly impact Angel’s economic performance. Further, the Company determined that as it has a significant influence over Angel, and, therefore, it shall account for its investment in Angel using the equity method starting in October 2020, the date it lost control over Angel. At the date of loss of control, the Company derecognized all of Angel’s assets and liabilities from its balance sheet, recognized the retained equity interest at its fair value of $37.5 million, and recognized a gain of $37.5 million, which is included in gain on deconsolidation of Angel Pharmaceuticals on the consolidated statement of operations for the year ended December 31, 2020.

As of December 31, 2020, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $0.2 million as loss from equity method investment on the consolidated statement of operations for the year ended December 31, 2020.

The Company’s maximum exposure to losses from its investment in Angel is to the extent of the carrying value of its investment since the Company is not obligated to provide additional financial support. At December 31, 2020 the Company reviewed its investment in Angel for impairment by determining whether events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. In making this judgment, the Company considered available quantitative and qualitative evidence in evaluating potential impairment of these investments. The Company determined that the carrying value of the investment did not exceed its fair value and, therefore, there are no indicators that its investment in Angel is impaired.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

As of
Balance Sheet Data (unaudited)	December 31, 2020
(In thousands)
Current assets	$38,883
Current liabilities	97
Stockholders' equity	38,786

Year Ended
Statement of Operations Data (unaudited)	December 31, 2020
(In thousands)
Net loss	$(274)
Share of loss from investments accounted for using the equity method (1)	(234)

(1)	The Company’s share of loss is based on pro-rated net loss beginning October 2020 upon the deconsolidation of Angel Pharmaceuticals.

6. License and Collaboration Agreements

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

Genentech Collaboration Agreement

In October 2015, the Company entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of ciforadenant combined with Genentech’s investigational cancer immunotherapy, Tecentriq (atezolizumab), a fully humanized monoclonal antibody targeting protein programmed cell death ligand 1(“PD-(L)1”), in a variety of solid tumors in a Phase 1/1b clinical trial. Pursuant to this agreement, the Company will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of representatives of the Company and representatives of Genentech. Genentech will supply Tecentriq. As part of the agreement, the Company granted Genentech certain rights of first negotiation to participate in future clinical trials that the Company may conduct evaluating the administration of ciforadenant in combination with an anti-PD-1 or anti-PD-L1 antibody. If the Company and Genentech do not reach agreement on the terms of any such participation by Genentech within a specified time period, the Company retains the right to collaborate with third parties in such activities. The Company also granted Genentech certain rights of first negotiation should it decide to license development and commercialization rights to ciforadenant. Should the Company and Genentech not reach agreement on the terms of such a license within a specified time period, it retains the right to enter into a license with another third party.

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

Monash License Agreement

In April 2017, the Company entered into a license agreement with Monash University (“Monash”), pursuant to which the Company was granted an exclusive, sublicensable worldwide license under certain know-how, patent rights and other intellectual property rights controlled by Monash to research, develop, and commercialize certain antibodies directed to CXCR2 for the treatment of human diseases.

Upon execution of the agreement, the Company made a one-time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products in the aggregate of up to $45.1 million. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low-single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

7. Balance Sheet Components (in thousands):

	December 31,	December 31,
	2020	2019
Prepaid and Other Current Assets
Interest receivable	$86	$329
Prepaid research and development manufacturing expenses	181	240
Prepaid facility expenses	160	157
Prepaid insurance	244	150
Other	406	486
	$1,077	$1,362
Property and Equipment
Laboratory equipment	$2,472	$2,396
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,698	4,622
Less: accumulated depreciation and amortization	(3,792)	(3,160)
	$906	$1,462
Accrued and Other Liabilities
Accrued clinical trial related	$4,681	$4,300
Accrued manufacturing expense	321	696
Personnel related	2,225	1,624
Other	377	279
	$7,604	$6,899

8. Common Stock

As of December 31, 2020, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2020, no dividends on common stock had been declared.

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

During the year ended December 31, 2020, the Company sold an aggregate of 310,734 shares under its at-the-market offering program at an average price of approximately $4.06 per share resulting in net proceeds of $1.2 million. As of December 31, 2020, $48.7 million remained for sale under the Sales Agreement.

The Company has reserved shares of common stock, for issuance as follows:

	December 31,
	2020	2019	2018
Exchange warrants	1,458,000	1,458,000	—
Shares available for future option grants	1,692,753	1,704,183	2,486,637
Outstanding options	6,664,173	5,643,410	3,778,259
Unvested restricted common stock (founders and early exercise of stock options)	—	—	43,076
Shares reserved for employee stock purchase plan	400,000	400,000	400,000
Total	10,214,926	9,205,593	6,707,972

9. Stock Option Plans

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2019	1,704,183	5,643,410	$8.05
Additional shares authorized	1,118,000	—	—
Options granted	(1,620,000)	1,620,000	3.85
Options exercised	—	(108,667)	0.81
Options forfeited	490,570	(490,570)	6.54
Balance at December 31, 2020	1,692,753	6,664,173	$7.26

The following tables summarize information about stock options outstanding at December 31, 2020 and 2019:

			Options Outstanding			Options Vested
			at December 31, 2020			at December 31, 2020
				Weighted			Weighted
				Average			Average	Weighted
				Remaining	Weighted		Remaining	Average
				Contractual	Average		Contractual	Exercise
Exercise Price			Number	Life (in Years)	Exercise Price	Number	Life (in Years)	Price
$0.28	-	$2.00	190,500	5.56	$1.09	100,500	2.28	$0.28
$2.56	-	$3.84	1,628,459	8.85	$3.53	468,939	8.53	$3.56
$3.88		$5.82	1,707,500	9.65	$4.00	130,106	8.08	$3.99
$5.94	-	$8.91	899,959	7.42	$5.98	482,065	6.97	$5.98
$9.52	-	$14.28	955,947	6.47	$10.77	762,488	6.31	$10.76
$14.43	-	$21.64	1,281,808	5.17	$15.44	1,265,434	5.15	$15.42
			6,664,173	7.72	$7.26	3,209,532	6.22	$10.23

			Options Outstanding			Options Vested
			at December 31, 2019			at December 31, 2019
				Weighted			Weighted
				Average			Average	Weighted
				Remaining	Weighted		Remaining	Average
				Contractual	Average		Contractual	Exercise
Exercise Price			Number	Life (in Years)	Exercise Price	Number	Life (in Years)	Price
$0.28	-	$2.56	191,000	5.66	$0.36	184,730	5.52	$0.29
$3.01	-	$4.65	2,027,500	9.75	$3.61	32,375	6.01	$4.64
$4.84		$7.59	1,061,522	8.94	$5.95	261,504	8.90	$5.98
$9.52	-	$14.43	1,051,738	7.98	$10.83	593,596	7.93	$10.90
$15.00	-	$16.70	1,311,650	6.51	$15.49	1,138,764	6.44	$15.40
			5,643,410	8.38	$8.05	2,210,969	7.05	$11.66

The weighted average grant date fair value of options granted for the years ended December 31, 2020, 2019 and 2018, was $2.66, $2.53 and $5.23, respectively.

Options outstanding and exercisable that had vested or were expected to vest at December 31, 2020 were as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of shares	Exercise Price	Life (years)	(in thousands)
Vested	3,209,532	$10.23	6.22	$339
Expected to vest	3,454,641	$4.50	9.11	$193

In the table above, aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock of $3.56 per share as of December 31, 2020.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2020, 2019 and 2018, was $0.3 million, $0.4 million and $1.1 million, respectively.

The total fair value of options that vested in the year ended December 31, 2020, 2019 and 2018, was $6.0 million, $7.8 million, and $7.1 million, respectively.

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to stock-based awards as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$2,791	$3,103	$2,919
General and administrative	2,956	4,245	4,216
Total	$5,747	$7,348	$7,135

Valuation Assumptions

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options were estimated using the following assumptions for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.5%	1.9%	2.8%
Expected volatility	82.7%	82.1%	82.7%
Expected term (in years)	6.0	6.0	6.0
Expected dividend yield	0%	0%	0%

Risk-free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Volatility: The Company uses an average historical stock price volatility of a peer group of publicly traded companies to be representative of its expected future stock price volatility, as the Company does not have sufficient trading history for its common stock. For purposes of identifying these peer companies, the Company considers the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measures historical volatility over a period equivalent to the expected term. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Expected Term: The Company uses the simplified method prescribed in the ASC 718, Compensation—Stock Compensation, to calculate the expected term of options granted to employees and directors.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future.

At December 31, 2020, 2019 and 2018, the unrecognized compensation expense associated with respect to options granted to employees was $10.4 million, $13.4 million and $15.8 million, respectively, and is expected to be recognized on a straight-line basis over 2.78, 2.71, and 2.72 years, respectively.

11. Income Taxes

The components of loss before income tax is as follows (in thousands):

	December 31,
	2020	2019	2018
Domestic	$(5,995)	$(46,672)	$(47,096)
Foreign	—	—	157
	$(5,995)	$(46,672)	$(46,939)

During the years ended December 31, 2020, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items.

A reconciliation of the Company’s effective tax rate to the U.S. Federal statutory rate is as follows:

	December 31,
	2020	2019	2018
Federal tax benefit at statutory rate	21%	21%	21%
State tax, net of Federal benefit	32%	6%	9%
Change in valuation allowance	(83)%	(28)%	(41)%
Research and development tax credits	65%	4%	3%
Share based Compensation	(34)%	(1)%	(1)%
162(m) covered employees compensation limitation	(20)%	—	—
FIN48 Reserve	(552)%	(1)%	(1)%
Deconsolidation gain	597%	—	—
Prior year federal true-up	(25)%	—	10%
Other	(1)%	(1)%	—
Effective income tax rate	0%	0%	0%

The effective tax rate is different from the federal statutory tax rate primarily due to the deconsolidation gain, uncertain tax positions, share based compensation and a valuation allowance against deferred tax assets as a result of the Company’s history of losses.

The principal components of the Company’s net deferred tax assets are as follows (in thousands)

	December 31,
	2020	2019	2018
Deferred tax assets
Net operating loss carryforwards	$42,344	$42,486	$31,533
Tax credit carryforwards	7,894	6,990	6,441
Capitalized tax assets	63	(3)	138
Accruals	207	152	188
Stock compensation	4,942	4,317	2,879
Operating lease liability	646	892	—
Other	47	40	58
Total deferred tax assets	$56,143	$54,874	$41,237
Deferred tax liabilities
Operating lease right-of-use asset	$(461)	$(651)	$—
Valuation allowance	(55,682)	(54,223)	(41,237)
Net deferred tax assets	$—	$—	$—

The Company recorded a valuation allowance against its deferred tax assets at December 31, 2020 and 2019 because Company management believed that it was more likely than not that these assets would not be fully realized in the future. The valuation allowance increased by approximately $1.5 million and $13.0 million for the years ended

December 31, 2020 and 2019, respectively. Changes in the valuation allowance for deferred tax assets relate primarily to the increase in the Company’s net operating loss carryforward.

As of December 31, 2020, the Company had federal NOL carryforwards of approximately $177.2 million and state NOL carryforwards of approximately $206.7 million which are available to reduce future taxable income. The NOLs will begin to expire in 2034, if not utilized. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted and signed into law. The tax relief measures for businesses include suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act did not have a material impact on the Company’s financial statements.

On December 21, 2020, the Consolidated Appropriations Act, 2021 was enacted and signed into law for further COVID-19 economic relief and extension of certain expiring tax provisions. The act provides for a temporary full deduction for business expenses for food and beverages provided by a restaurant for 2021 and 2022. The Consolidated Appropriations Act did not have a material impact on the Company’s financial statements

On June 29, 2020, Assembly Bill 85 (“A.B. 85”) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022. The Company does not expect the impact of this standard on its consolidated financial statements to be material.

As of December 31, 2020, the Company also had $6.8 million of federal and $3.9 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire 2035, if not utilized. The state research and development tax credits have no expiration date.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $37.2 million as of December 31, 2020, which will be indefinitely reinvested; deferred income taxes have not been provided on such foreign earnings.

As of December 31, 2020, the Company had unrecognized tax benefits (“UTBs”) of approximately $12.2 million. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs:

	December 31,
	2020	2019	2018
Unrecognized tax benefits beginning of the period	$1,885	$1,804	$1,219
Decrease related to the prior year	—	(365)	—
Increased related to the current year	10,272	446	585
Unrecognized tax benefits, end of the period	$12,157	$1,885	$1,804

The Company follows the provisions of ASC 740, Accounting for Income Taxes, and the accounting guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. Management determined that no accrual for interest or penalties was required as of December 31, 2020, 2019 and 2018.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal, state and foreign tax examinations.

12. Facility Lease

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

As of December 31, 2020 and 2019, the right-of-use asset under operating lease was $1.6 million and $2.3 million, respectively. The elements of lease expense were as follows (in thousands):

		Year Ended
	Statements of operations and	December 31,
	comprehensive loss location	2020	2019	2018
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$957	$960	$748
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	351	324	296
Total operating lease cost		$1,308	$1,284	$1,044
Other Information
Operating cash flows used for operating lease		$1,506	$1,449	$1,389
Remaining lease term		2.1 years	3.1 years	4.1 years
Discount rate		10.0%	10.0%	—

As of December 31, 2020, minimum rental commitments under this lease were as follows (in thousands)

Year Ended December 31 (in thousands)
2021	$1,260
2022	1,299
Total lease payments	2,559
Less: imputed interest	(249)
Total	$2,310

As of December 31, 2019, minimum rental commitments under this lease were as follows (in thousands)

Year Ended December 31 (in thousands)
2020	$1,159
2021	1,260
2022	1,299
Total lease payments	3,718
Less: imputed interest	(530)
Total	$3,188

13. Commitments and Contingencies

In August 2015, the Company entered into an agreement for a line of credit of $0.1 million for the purpose of issuing its landlord a letter of credit of $0.1 million as a security deposit under its facility lease. The Company pledged money market funds and marketable securities as collateral for the line of credit. For further discussion of the Company’s facility lease agreement, see Note 12.

Pursuant to the Company’s license agreements with each of Vernalis and Scripps, it has obligations to make future milestone and royalty payments to these parties, respectively. However, because these amounts are contingent, they have not been included on the Company’s balance sheet. For further discussion of the Vernalis and Scripps licensing agreements, see Note 6.

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

The following aggregate number of shares of common stock were sold to our owners of more than 5% of our common stock, directors, or executive officers during the March 2018 underwritten public offering:

	Number of	Aggregate
	Shares of	Purchase
	Common Stock	Price
Owners of More Than 5% of Our Common Stock
FMR LLC	1,176,470	$9,999,995
OrbiMed Advisors LLC (1)	588,235	4,999,998
Novo Holdings A/S (2)	1,176,470	9,999,995
Adams Street Partners (3)	588,235	4,999,998
Board of Directors
Richard A. Miller, M.D.	100,000	850,000

(2)	Peter Thompson, M.D., a member of our Board of Directors since November 2014, is a Private Equity Partner at OrbiMed Advisors, LLC.
(3)	Peter Moldt, Ph.D., a Partner at Novo Ventures (US) Inc., which provide certain consultancy services to Novo Holdings A/S, served as a member of our Board of Directors from January 2015 to January 2019.
(4)	Elisha P. (Terry) Gould III, a member of our Board of Directors since November 2014, is a Partner at Adams Street Partners, LLC.

15. Quarterly Selected Financial Data (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share amounts)	2020	2020	2020	2020
Operating expenses	$9,879	$9,845	$10,767	$13,269
Net loss	27,347	(9,796)	(10,611)	(12,935)
Net loss per share, basic and diluted	$0.92	$(0.33)	$(0.36)	$(0.44)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share amounts)	2019	2019	2019	2019
Operating expenses	$11,440	$11,513	$13,596	$12,305
Net loss	(11,047)	(11,004)	(12,978)	(11,643)
Net loss per share, basic and diluted	$(0.38)	$(0.37)	$(0.44)	$(0.40)

16. Subsequent Event

On February 17, 2021, the Company completed a follow-on public offering in which the Company sold 9,783,660 shares of common stock at a price of $3.50 per share, which included 1,212,231 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $31.8 million, net of underwriting discounts and commissions and offering expenses.

The following aggregate number of shares of common stock were sold to our owners of more than 5% of our common stock, directors, or executive officers during the February 17, 2021 underwritten public offering:

	Number of	Aggregate
	Shares of	Purchase
	Common Stock	Price
Owners of More Than 5% of Our Common Stock
OrbiMed Advisors LLC (1)	1,285,714	$4,499,999
Board of Directors
Richard A. Miller, M.D.	100,000	350,000

(1)	Peter Thompson, M.D., a member of our Board of Directors since November 2014, is a Private Equity Partner at OrbiMed Advisors, LLC.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The consolidated financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10-K under Item 8 “Consolidated Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3
4.4	Form of Warrant	8-K	11/12/2019	4.1
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1(a)	Office Lease, dated as of January 27, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(a)
10.1(b)	First Amendment to Office Lease, dated as of March 19, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(b)
10.1(c)	Second Amendment to Office Lease, dated as of August 20, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC	S-1	1/4/2016	10.2(c)
10.1(d)	Third Amendment to Office Lease, dated as of June 27, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/4/2016	10.1(d)
10.1(e)	Fourth Amendment to Office Lease, dated as of August 15, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	11/3/2016	10.1(e)
10.1(f)	Fifth Amendment to Office Lease, dated as of March 2, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	5/3/2018	10.3
10.1(g)	Sixth Amendment to Office Lease, dated as of April 5, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/2/2018	10.2
10.1(h)	Seventh Amendment to Office Lease, dated as of October 11, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-K	3/7/2019	10.1(h)
10.2(a)#	2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(a)
10.2(b)#	Amendment to the 2014 Equity Incentive Plan, dated November 26, 2014.	S-1	1/4/2016	10.4(b)
10.2(c)#	Amendment to the 2014 Equity Incentive Plan, dated July 24, 2015.	S-1	1/4/2016	10.4(c)
10.2(d)#	Amendment to the 2014 Equity Incentive Plan, dated September 14, 2015.	S-1	1/4/2016	10.4(d)
10.2(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1	1/4/2016	10.4(e)
10.2(f)#	Form of Restricted Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(f)
10.3(a)#	2016 Equity Incentive Award Plan.	S-8	3/29/2016	99.2(a)
10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(b)

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.3(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(c)
10.3(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(d)
10.4#	Form of Indemnification Agreement for directors and officers.	S-1	1/4/2016	10.6
10.5#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	S-1	1/4/2016	10.7
10.6#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Leiv Lea.	S-1	1/4/2016	10.8
10.7(a)#	Offer Letter, dated as of November 27, 2014, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(a)
10.7(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(b)
10.8(a)#	Employment Agreement, dated as of November 26, 2014 by and between Corvus Pharmaceuticals, Inc. and Joseph J. Buggy.	10-Q	5/3/2018	10.2
10.8(b)#	Transition and Consulting Agreement, dated as of June 30, 2020 by and between Corvus Pharmaceuticals, Inc. and Joseph J. Buggy.	10-Q	7/30/2020	10.2
10.9(a)#	Offer Letter, dated as of January 7, 2019 by and between Corvus Pharmaceuticals, Inc. and Mehrdad Mobasher.	10-K	3/7/2019	10.11(a)
10.9(b)#	Change in Control and Severance Agreement, dated January 28, 2019, by and between Corvus Pharmaceuticals, Inc. and Mehrdad Mobasher.	10-K	3/7/2019	10.11(b)
10.10#	Corvus Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.	S-8	3/29/2016	99.3
10.11#	Non-Employee Director Compensation Program.	S-1	1/4/2016	10.12
10.12(a)†	License Agreement, dated February 25, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1/A	3/10/2016	10.13(a)
10.12(b)†	Amendment to License Agreement dated November 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1	1/4/2016	10.13(b)
10.13†	License Agreement, dated December 20, 2014, by and between Corvus Pharmaceuticals, Inc. and The Scripps Research Institute	S-1	1/4/2016	10.14
10.14(a)†	Phase I/IB Combination Study Agreement, dated October 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	S-1/A	2/8/2016	10.15
10.14(b)	Amendment No. 1 to the Phase I/IB Combination Study Agreement, dated December 20, 2017, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	10-K	3/9/2020	10.16(b)
10.14(c) ††	Amendment No. 2 to the Phase I/IB Combination Study Agreement, dated August 1, 2019, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	10-K	3/9/2020	10.16(c)
10.15(a)	Phase 1b/II Combination Study Agreement dated May 1, 2017, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	10-Q	8/3/2017	10.1

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.15(b)	Amendment No. 1 to the Phase 1b/II Combination Study Agreement dated December 20, 2017, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	10-K	3/9/2020	10.17(b)
10.16††	Exclusive License Agreement dated April 21, 2017, by and between Corvus Pharmaceuticals, Inc. and Monash University.	10-K	3/9/2020	10.18
10.17	Exchange Agreement, dated November 8, 2019, by and among Corvus Pharmaceuticals, Inc., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P.	8-K	11/12/2019	10.1
10.18	Framework Agreement, dated as of October 5, 2020, by and between Corvus Hong Kong Limited, Jiaxing Puissance Angel Equity Investment Partnership (Limited Partnership) and AP BIOTECH DEVELOPMENT CORP.	8-K	10/5/2020	2.1
10.19	Open Market Sale Agreement, dated March 9, 2020, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	3/9/2020	1.2
21.1	List of subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page of Corvus Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)				X

†     Confidential treatment has been granted for a portion of this exhibit.

††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

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

CORVUS PHARMACEUTICALS, INC.

Date: March 25, 2021	By:	/s/ RICHARD. A. MILLER
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 25, 2021	By:	/s/ LEIV LEA
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

/s/ RICHARD A. MILLER, M.D.	President, Chief Executive Officer and Director
Richard A. Miller, M.D.	(Principal Executive Officer)	March 25, 2021

/s/ LEIV LEA	Chief Financial Officer
Leiv Lea	(Principal Financial and Accounting Officer)	March 25, 2021

/s/ IAN T. CLARK	Director	March 25, 2021
Ian T. Clark

/s/ TERRY GOULD	Director	March 25, 2021
Elisha P. (Terry) Gould III

/s/ LINDA S. GRAIS, M.D., J.D.	Director	March 25, 2021
Linda S. Grais, M.D., J.D.

/s/ STEVE E. KROGNES	Director	March 25, 2021
Steve E. Krognes

/s/ EDITH P. MITCHELL, M.D.	Director	March 25, 2021
Edith P. Mitchell, M.D.

/s/ SCOTT W. MORRISON	Director	March 25, 2021
Scott W. Morrison

/s/ PETER THOMPSON, M.D.	Director	March 25, 2021
Peter Thompson, M.D.