Form 10-Q
period 2021-03-31
Corvus Pharmaceuticals, Inc.
filed 2021-04-29
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 29, 2021, 38,309,551 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$45,104	$16,455
Marketable securities	22,865	27,804
Prepaid and other current assets	840	1,077
Total current assets	68,809	45,336
Property and equipment, net	769	906
Operating lease right-of-use asset	1,455	1,648
Investment in Angel Pharmaceuticals	37,125	37,225
Other assets	1,078	414
Total assets	$109,236	$85,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,910	$3,467
Operating lease liability	1,115	1,078
Accrued and other liabilities	7,891	7,604
Total current liabilities	13,916	12,149
Operating lease liability	935	1,232
Total liabilities	14,851	13,381
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at March 31, 2021 and December 31, 2020; 38,309,551 and 28,372,634 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	329,095	295,281
Accumulated other comprehensive income	6	4
Accumulated deficit	(234,720)	(223,140)
Total stockholders’ equity	94,385	72,148
Total liabilities and stockholders’ equity	$109,236	$85,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$8,230	$10,163
General and administrative	3,253	3,106
Total operating expenses	11,483	13,269
Loss from operations	(11,483)	(13,269)
Interest income and other expense, net	3	334
Loss from equity method investment	(100)	–
Net loss	$(11,580)	$(12,935)
Net loss per share, basic and diluted	$(0.34)	$(0.44)
Shares used to compute net loss per share, basic and diluted	34,515,116	29,411,233
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	2	14
Comprehensive loss	$(11,578)	$(12,921)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	28,372,634	$3	$295,281	$4	$(223,140)	$72,148
Stock-based compensation expense	—	—	1,225	—	—	1,225
Unrealized gain on marketable securities	—	—	—	2	—	2
Issuance of common stock in connection with at-the-market offering, net	153,257	—	601	—	—	601
Issuance of common stock upon follow-on public offering, net	9,783,660	1	31,988	—	—	31,989
Net loss	—	—	—	—	(11,580)	(11,580)
Balance at March 31, 2021	38,309,551	$4	$329,095	$6	$(234,720)	$94,385

	Three Months Ended March 31, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	27,953,233	$3	$288,224	$29	$(217,145)	$71,111
Stock-based compensation expense	—	—	1,845	—	—	1,845
Unrealized gain on marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(12,935)	(12,935)
Balance at March 31, 2020	27,953,233	$3	$290,069	$43	$(230,080)	$60,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(11,580)	$(12,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137	184
Accretion related to marketable securities	95	(64)
Stock-based compensation	1,225	1,845
Loss from equity method investment	100	—
Changes in operating assets and liabilities:
Prepaid and other current assets	237	226
Operating lease right-of-use asset	193	164
Other assets	(664)	—
Accounts payable	1,443	908
Accrued and other liabilities	287	530
Operating lease liability	(260)	(211)
Net cash used in operating activities	(8,787)	(9,353)
Cash flows from investing activities
Purchases of marketable securities	(3,321)	(11,411)
Sales of marketable securities	—	1,009
Maturities of marketable securities	8,167	38,099
Net cash provided by investing activities	4,846	27,697
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $4,850 in aggregate gross proceeds from related parties for the three months ended March 31, 2021)	31,989	—
Proceeds from issuance of common stock in connection with at-the-market offering, net	601	—
Net cash provided by financing activities	32,590	—
Net increase in cash and cash equivalents	28,649	18,344
Cash and cash equivalents at beginning of the period	16,455	5,154
Cash and cash equivalents at end of the period	$45,104	$23,498

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

Follow-on Public Offerings

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

In February 2021, the Company completed a follow-on public offering in which the Company sold 9,783,660 shares of common stock at a price of $3.50 per share, which included 1,212,231 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $32.0 million, net of underwriting discounts and commissions and offering expenses.

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of CPI-006, CPI-818 and ciforadenant. The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of CPI-006, CPI-818 and ciforadenant, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-006, CPI-818, and ciforadenant or any other product candidates. The Company does not expect its existing capital resources to be sufficient to enable it to fund the completion of its clinical trials and remaining development program of CPI-006, CPI-818 and ciforadenant through commercialization. In addition, its operating plan may change as a result of many factors, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 25, 2021.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $234.7 million as of March 31, 2021. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of March 31, 2021, the Company had cash, cash equivalents and short-term marketable securities of $68.0 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Exchange Warrants

On November 8, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,458,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,458,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, and Accounting Research Bulletin 43, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and elected to record the excess over par value as a debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification Topic 815, Derivatives and Hedging, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of March 31, 2021, none of the Exchange Warrants have been exercised.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar, except for its investment in its equity method investee which is the Chinese yuan. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2021, the Company had an accumulated deficit of $234.7 million and cash, cash equivalents and marketable securities of $68.0 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

Substantially all of the Company’s cash and cash equivalents are deposited in accounts with two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company’s marketable securities consist of investments in U.S. Treasury securities and U.S. government agency securities, which can be subject to certain credit risks. However, the Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer, and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating incomes taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective in 2021 and interim periods within that year and permits for an early adoption. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of the guidance did not have a material impact on its financial statements and related disclosures.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss - basic and diluted	$(11,580)	$(12,935)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	34,515,116	29,411,233
Net loss per share, basic and diluted	$(0.34)	$(0.44)

Weighted average common shares outstanding for the three months ended March 31, 2021 and 2020 include 1,458,000 shares of common stock issuable on the conversion of pre-funded warrants described in Note 1.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2021	2020
Outstanding options	6,223,385	5,719,820
Total shares of common stock equivalents	6,223,385	5,719,820

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

The following tables present information as of March 31, 2021 and December 31, 2020 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	March 31, 2021
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$41,369	$—	$—	$41,369
Marketable securities	4,046	18,819	—	22,865
	$45,415	$18,819	$—	$64,234

	December 31, 2020
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$15,974	$—	$—	$15,974
Marketable securities	6,074	21,730	—	27,804
	$22,048	$21,730	$—	$43,778

As of March 31, 2021, marketable securities had a maximum remaining maturity of eight months.

As of March 31, 2021 and December 31, 2020, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$4,044	$2	$—	$4,046
U.S. Government agency securities	18,815	4	—	18,819
	$22,859	$6	$—	$22,865

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$6,074	$—	$—	$6,074
U.S. Government agency securities	21,726	5	(1)	21,730
	$27,800	$5	$(1)	$27,804

5. Equity Method Investment

As of March 31, 2021 and December 31, 2020, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $0.1 million as loss from equity method investment on the consolidated statement of operations for the three months ended March 31, 2021.

The Company’s maximum exposure to losses from its investment in Angel is to the extent of the carrying value of its investment since the Company is not obligated to provide additional financial support. At March 31, 2021 the Company reviewed its investment in Angel for impairment by determining whether events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. In making this judgment, the Company considered available quantitative and qualitative evidence in evaluating potential impairment of these investments. The Company determined that the carrying value of the investment did not exceed its fair value and, therefore, there are no indicators that its investment in Angel is impaired.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data (unaudited)	March 31, 2021	December 31, 2020

	(In thousands)
Current assets	$42,550	$38,883
Non-current assets	14	—
Current liabilities	140	97
Stockholders' equity	42,424	38,786

	Three Months Ended
Statement of Operations Data (unaudited)	March 31, 2021	March 31, 2020

	(In thousands)
Net loss	$(118)	—
Share of loss from investments accounted for using the equity method	(100)	—

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

Upon execution of the agreement, the Company made a one-time cash payment to Scripps of $10,000 in 2015 and is also obligated to pay a minimum annual fee to Scripps of $25,000. The one-time cash payment was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. A minimum annual fee payment is due on each anniversary of the effective date of the agreement for the term of the agreement. The Company is also required to make performance-based cash payments upon successful completion of clinical and sales milestones. As of March 31, 2021, the Company recorded a liability of $0.1 million for a clinical milestone associated with the initiation of the Company’s COVID-19 Phase 3 clinical trial. The aggregate potential milestone payments are $2.5 million. The Company is also required to pay royalties on net sales of licensed products (including CPI-006) sold by it, its affiliates and its sublicensees at a rate in the low-single digits. In addition, should the Company sublicense the rights licensed under the agreement, it has agreed to pay a percentage of sublicense revenue received at specified rates that start at double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement and the time of entry into such sublicense.

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

7. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2021	2020
Prepaid and Other Current Assets
Interest receivable	$126	$86
Prepaid research and development manufacturing expenses	181	181
Prepaid facility expenses	174	160
Prepaid insurance	151	244
Other	208	406
	$840	$1,077
Property and Equipment
Laboratory equipment	$2,472	$2,472
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,698	4,698
Less: accumulated depreciation and amortization	(3,929)	(3,792)
	$769	$906
Accrued and Other Liabilities
Accrued clinical trial related	$4,503	$4,681
Accrued manufacturing expense	633	321
Personnel related	1,601	2,225
Accrued legal and accounting	540	197
Other	614	180
	$7,891	$7,604

8. Common Stock

As of March 31, 2021, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of March 31, 2021, no dividends on common stock had been declared.

In March 2020, the Company entered into an open market sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. During the three months ended March 31, 2021, the Company sold 153,257 shares under its at-the-market offering program resulting in net proceeds of $0.6 million. As of March 31, 2021, $48.1 million remained for sale under the Sale Agreement.

The Company has reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2021	2020
Exchange warrants	1,458,000	1,458,000
Shares available for future option grants	3,267,541	1,692,753
Outstanding options	6,223,385	6,664,173
Shares reserved for employee stock purchase plan	400,000	400,000
Total	11,348,926	10,214,926

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2020	1,692,753	6,664,173	$7.26
Additional shares authorized	1,134,000	—	—
Options granted	(15,000)	15,000	3.90
Options forfeited	455,788	(455,788)	6.28
Balance at March 31, 2021	3,267,541	6,223,385	$7.32

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$596	$869
General and administrative	629	976
Total	$1,225	$1,845

11. Income Taxes

During the three months ended March 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of March 31, 2021 and December 31, 2020, the right-of-use asset under operating lease was $1.5 million and $1.6 million, respectively. The elements of lease expense for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

		Three Months Ended
	Statements of operations and	March 31,
	comprehensive loss location	2021	2020
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$239	$239
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	102	88
Total operating lease cost		$341	$327
Other Information
Operating cash flows used for operating lease		$413	$377
Remaining lease term		1.8 years	2.8 years
Discount rate		10.0%	10.0%

As of March 31, 2021, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2021*	$945
2022	1,299
Total lease payments	2,244
Less: imputed interest	(194)
Total	$2,050

* Remainder of the year

As of December 31, 2020, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2021	$1,260
2022	1,299
Total lease payments	2,559
Less: imputed interest	(249)
Total	$2,310

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

Pursuant to the Company’s license agreements with each of Vernalis, Scripps and Monash, it has obligations to make future milestone and royalty payments to these parties, respectively. However, because these amounts are contingent, they have not been included on the Company’s balance sheet. For further discussion of the Vernalis, Scripps and Monash licensing agreements, see Note 6.

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

14. Related Party Transaction

In February 2021, the Company completed a follow-on public offering in which the Company sold 9,783,660 shares of common stock at a price of $3.50 per share, which included 1,212,231 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $32.0 million, net of underwriting discounts and commissions and offering expenses.

The following aggregate number of shares of common stock were sold to our owners of more than 5% of our common stock, directors, or executive officers during the February 2021 underwritten public offering:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2021.

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

Our lead product candidate is CPI-006, a potent humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies in cancer patients and patients with COVID-19, CPI-006 has demonstrated binding to various immune cells and the inducement of a humoral adaptive immune response. We believe CPI-006 has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of infectious diseases and cancers. We are evaluating CPI-006 in a global, randomized, double-blind, Phase 3 trial designed to evaluate the efficacy and safety of CPI-006 compared to placebo in hospitalized patients with mild-to-moderate COVID-19. The trial is planned to enroll up to 1,000 patients, who will be randomized into one of three arms and receive either 1.0 mg/kg or 2.0 mg/kg of CPI-006, or placebo. The primary endpoint of the study is the proportion of patients that progress to requiring mechanical ventilation or death within 28 days of dosing. The trial was designed with input from the U.S. Food and Drug Administration, or FDA and will include an interim safety and futility analysis with enrollment expected to be completed in the fourth quarter of 2021.

Our next product candidate, CPI-818, is a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T-cell lymphomas. CPI-818 is designed to inhibit the proliferation of certain malignant T-cells, and we believe it also has the potential to regulate the growth of abnormal T cells involved in autoimmunity. CPI-818 is currently being studied in a Phase 1/1b clinical in patients with several types of advanced, refractory T cell lymphomas at sites in the United States, Australia, and South Korea. Interim data from the Phase 1/1b clinical trial of CPI-818 for T cell lymphoma demonstrated tumor responses in very advanced, refractory, difficult to treat T cell malignancies. As of March 4, 2021, of seven patients with PTCL, there has been one complete response lasting over 15 months and one partial response lasting for over five months; both responses are ongoing. The interim data was presented at the 62nd American Society of Hematology (ASH) Annual Meeting & Exposition in December 2020. Based on interim data from our Phase 1/1b clinical trial, Angel Pharmaceuticals plans to file an investigational new drug application (IND) for CPI-818 by mid-year in China. If approved, Angel plans to initiate a Phase 2 clinical trial of CPI-818 for the treatment of refractory T cell lymphomas in late 2021, with the potential to expand into autoimmune and dermatological diseases over time.

Our third product candidate, ciforadenant (formerly CPI-444), is an oral, small molecule antagonist of the A2A receptor for adenosine with which we completed a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab) for patients with either advanced or refractory renal cell cancer (“RCC”). Ciforadenant is designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of adenosine in the tumor microenvironment to the A2A receptor. In addition to its B cell activating properties, CPI-006 is a monoclonal antibody that is designed to react with the active site of CD73, blocking the conversion of AMP to adenosine. Ciforadenant and CPI-006 provide complementary approaches to a cancer immunotherapy approach via the adenosine pathway. The Company also discovered the Adenosine Gene Signature, which has demonstrated the potential to serve as a biomarker to identify patients most likely to respond to treatment with ciforadenant. We have refined our strategy with ciforadenant and plan to collaborate with the Kidney Cancer Consortium to evaluate ciforadenant in a Phase 2 clinical trial in first-line therapy for metastatic RCC in combination with pembrolizumab and lenvatinib. The trial is expected to enroll approximately 60 patients and is intended to increase complete responses and deep responses in the front-line setting. Preclinical studies indicate adenosine may be a cause of resistance to current therapies with anti PD(L)-1 and tyrosine kinase inhibitors. Tumor biopsies will be evaluated for expression of the Adenosine Gene Signature.

To date, the majority of our efforts have been focused on the research, development and advancement of CPI-006, CPI-818 and ciforadenant, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three months March 31, 2021 was $11.6 million. As of March 31, 2021, we had an accumulated deficit of $234.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-006, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through March 31, 2021, we have funded our operations primarily through the sale and issuance of stock. In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses. In February 2021, we completed a follow-on public offering in which we sold 9,783,660 shares of common stock at a price of $3.50 per share, which included 1,212,231 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $32.0 million, net of underwriting discounts and commissions and offering expenses.

In March 2020, we entered into an open market sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies acts as our sales agent. Jefferies is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. During the three months ended March 31, 2021, we received net proceeds of approximately $0.6 million from the sale of 153,257 shares of our common stock pursuant to the Sales Agreement. As of March 31, 2021, $48.1 million remained for sale under the Sales Agreement.

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

As of March 31, 2021, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $68.0 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of CPI-006, CPI-818 or ciforadenant through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2021.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Operating expenses:
Research and development	$8,230	$10,163	$(1,933)
General and administrative	3,253	3,106	147
Total operating expenses	11,483	13,269	(1,786)
Loss from operations	(11,483)	(13,269)	1,786
Interest income and other expense, net	3	334	(331)
Loss from equity method investment	(100)	—	(100)
Net loss	$(11,580)	$(12,935)	$1,355

Research and Development Expense

Research and development expenses for the three months ended March 31, 2021 and 2020 consisted of the following costs by program (specific program costs consist solely of external costs):

	Three Months Ended
	March 31,
	2021	2020	Change
Ciforadenant (formerly CPI-444)	$404	$1,232	$(828)
CPI‑006	3,997	2,664	1,333
CPI-818	294	1,132	(838)
Other programs	4	597	(593)
Unallocated employee and overhead costs	3,531	4,538	(1,007)
	$8,230	$10,163	$(1,933)

For the three months ended March 31, 2021, the decrease in ciforadenant costs of $0.8 million as compared to the three months ended March 31, 2020, primarily consisted of a decrease of $0.7 million in clinical trial expenses and a decrease of $0.1 million in other outside service costs.

For the three months ended March 31, 2021, the increase in CPI-006 costs of $1.3 million as compared to the three months ended March 31, 2020, primarily consisted of an increase of $1.0 million in clinical trial expenses and an increase of $0.4 million in licensing expense associated with the initiation of the Company’s COVID-19 Phase 3 clinical trial, partially offset by a decrease of $0.1 million in other outside service costs.

For the three months ended March 31, 2021, the decrease in CPI-818 costs of $0.8 million as compared to the three months ended March 31, 2020, primarily consisted of a decrease of $0.4 million in clinical trial expenses, a decrease of $0.3 million in drug manufacturing costs and a decrease of $0.1 million in other outside service costs.

For the three months ended March 31, 2021, the decrease in other program costs of $0.6 million as compared to the three months ended March 31, 2020, primarily consisted of a decrease in drug manufacturing costs.

For the three months ended March 31, 2021, the decrease in unallocated costs of $1.0 million as compared to the three months ended March 31, 2020, primarily consisted of a decrease of $0.7 million in personnel and related costs and a decrease of $0.3 million in other outside service costs.

General and Administrative Expense

For the three months ended March 31, 2021, the increase in general and administrative expenses of $0.1 million as compared to the three months ended March 31, 2020, primarily consisted of an increase in professional service costs.

Interest Income and Other Expense, net

For the three months ended March 31, 2021, the decrease in interest income and other expense, net of $0.3 million as compared to the three months ended March 31, 2020, primarily consisted of a decrease in interest income earned due to a decrease in interest rates.

Loss from equity method investment

For the three months ended March 31, 2021, the loss from equity method investment of $0.1 million represents our share of the Angel Pharmaceutical’s loss for the period.

Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $68.0 million, and an accumulated deficit of $234.7 million, compared to cash and cash equivalents and marketable securities of $44.3 million and an accumulated deficit of $223.1 million as of December 31, 2020. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

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

In February 2021, we completed a follow-on public offering in which we sold 9,783,660 shares of common stock at a price of $3.50 per share, which included 1,212,231 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $32.0 million, net of underwriting discounts and commissions and offering expenses.

In March 2020, we entered into a Sales Agreement with Jefferies LLC to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at the market equity offering program under which Jefferies acts as our sales agent. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. During the three months ended March 31, 2021, we received net proceeds of approximately $0.6 million from the sale of 153,257 shares of our common stock pursuant to the Sales Agreement. As of March 31, 2021, $48.1 million remained for sale under the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three months ended March 31, 2021. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(8,787)	$(9,353)
Investing activities	4,846	27,697
Financing activities	32,590	—
Net increase in cash and cash equivalents	$28,649	$18,344

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2021 was $8.8 million, which primarily consisted of a net loss of $11.6 million, adjusted by non-cash charges of $1.6 million, primarily consisting of

$1.2 million of stock compensation expense, an increase of $1.7 million in accounts payable and accrued and other current liabilities, a decrease in prepaid and other current assets of $0.2 million, and an increase in other assets of $0.7 million.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2021, cash provided in investing activities was $4.8 million, which consisted of proceeds from maturities of marketable securities of $8.2 million, partially offset by purchases of marketable securities of $3.3 million.

During the three months ended March 31, 2020, cash provided in investing activities was $27.7 million, which consisted of proceeds from maturities of marketable securities of $38.1 million and proceeds from sales of marketable securities of $1.0 million, partially offset by purchases of marketable securities of $11.4 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $32.6 million, which consisted of $32.0 million in net proceeds from our February 2021 follow-on public offering and $0.6 million in net proceeds from the issuance of common stock through our at-the-market offering program,

During the three months ended March 31, 2020, cash provided by financing activities was negligible.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2021, as compared to those disclosed in our Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $68.0 million as of March 31, 2021 and cash, cash equivalents and marketable securities of $44.3 million as of December 31, 2020, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, CPI-006, CPI-818 and ciforadenant, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $6.0 million, $46.7 million and $46.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and $11.6 million and $12.9 million for the three months ended March 31, 2021 and 2020, respectively. We had an accumulated deficit of $234.7 million as of March 31, 2021. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize CPI-006, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2014, the majority of our efforts have been focused on the research and development of CPI-006, CPI-818 and ciforadenant. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of CPI-006, CPI-818 and ciforadenant, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-006, CPI-818 and ciforadenant or any other product candidates.

As of March 31, 2021, we had capital resources consisting of cash, cash equivalents and marketable securities of $68.0 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of CPI-006, CPI-818 or ciforadenant through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – CPI-006, CPI-818 and ciforadenant – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a New Drug Application (“NDA”) or BLA to the FDA or comparable marketing applications to foreign regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market CPI-006, CPI-818 or ciforadenant, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure our stockholders that CPI-006, CPI-818 or ciforadenant will be successfully developed or commercialized. If we or any of our existing or potential future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize CPI-006, CPI-818 or ciforadenant, we may not be able to generate sufficient revenue to continue our business.

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

We are currently conducting our Phase 3 trial with CPI-006 in hospitalized patients with COVID-19 at sites in North America, Europe, South Africa and Latin America. We are also conducting oncology clinical trials with CPI-818, ciforadenant and CPI-006 in North America, Australia and South Korea. In addition, Angel Pharmaceuticals currently intends to initiate clinical trials in China for CPI-006, CPI-818 and ciforadenant in the next 12 to 18 months, and we expect its clinical trial activity in China to be part of our planned global pivotal study for ciforadenant. While the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted in accordance with GCP requirements, and the FDA must be able to validate the clinical trial data through an on-site inspection, if necessary. If a marketing application is based solely on foreign clinical data, the FDA also requires such data to be applicable to the U.S. population and U.S. medical practice, and for the clinical trials to have been performed by clinical investigators of recognized competence. There can be no assurance the FDA will accept data from trials conducted outside of the United States, including any trials conducted by us or Angel Pharmaceuticals. If the FDA does not accept the data from our or Angel Pharmaceuticals’ clinical trials for CPI-006, CPI-818 or ciforadenant, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of CPI-006, CPI-818 and ciforadenant or any other product candidates.

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

The regulation of companion diagnostics will be subject to further requirements as of the entry into force of the IVDR which introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the European Medicines Agency (“EMA“) on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

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

In February 2021, we initiated a Phase 3 trial with CPI-006 in hospitalized patients with COVID-19. This trial is planned to enroll 1,000 patients at multiple sites in North America, Europe, South Africa and Latin America. The completion of enrollment of this trial will be affected by many factors including whether vaccines reduce the population of hospitalized COVID-19 patients, the impact of a number of clinical trials that are recruiting from the same patient population as our trial the potential unwillingness of clinical trial sites to put patients on our trial due to a lack of hospital resources. We are also enrolling patients with T-cell lymphomas in our Phase 1/1b clinical trial of CPI-818. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both governmental and private insurers. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research, along with funding for such research.

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

While we have not obtained nor have we sought to obtain orphan designation for any product candidate, we believe many of the potential indications of our product candidates, if approved, could qualify for orphan drug designation. For instance, if CPI-006, CPI-818 or ciforadenant is approved for the treatment of certain solid tumors with small patient populations, such as melanoma, renal or triple-negative breast cancer, it is possible that it could qualify for orphan drug designation with respect to such indications. As a result, we may seek to obtain orphan drug designation for our product candidates for any qualifying indications they may be approved for in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

Depending upon the timing, duration and specifics of potential FDA marketing approval of CPI-006, CPI-818, ciforadenant or other product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	results for our Phase 3 clinical trial of CPI-006 for COVID-19;
●	regulatory approval of CPI-006, CPI-818, ciforadenant and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	regulatory developments in the United States and foreign countries;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions other events or factors, many of which are beyond our control, including recession or depression resulting from the current COVID-19 pandemic;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

As of March 31, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 41% of our outstanding common stock, including 1,458,000 shares of our common stock subject to prefunded warrants as described in Note 1 of our financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q for the three months ended March 31, 2021. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102). On March 9, 2020 we filed a Registration Statement on Form S-3 (File No. 333-237040), covering the offering of up to $200 million of shares of common stock, preferred stock, warrants and units and entered into the Sales Agreement with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of March 31, 2021, we had sold 463,991 shares of common stock pursuant to the Sales Agreement. In February 2021, we sold 9,783,660 shares of our common stock for net proceeds of $32.0 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-237040). As of March 31, 2021, $48.1 million remained for sale under the Sales Agreement.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

4.4	Form of Warrant	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/25/2021	4.5

10.1	Open Market Sale Agreement, dated March 9, 2020, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	3/9/2020	1.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: April 29, 2021	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 29, 2021	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)