Form 10-Q
period 2021-06-30
Corvus Pharmaceuticals, Inc.
filed 2021-08-02
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 2, 2021, 42,421,159 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$58,915	$16,455
Marketable securities	7,545	27,804
Prepaid and other current assets	2,660	1,077
Total current assets	69,120	45,336
Property and equipment, net	647	906
Operating lease right-of-use asset	1,264	1,648
Investment in Angel Pharmaceuticals	38,047	37,225
Other assets	316	414
Total assets	$109,394	$85,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,865	$3,467
Operating lease liability	1,153	1,078
Accrued and other liabilities	8,342	7,604
Total current liabilities	12,360	12,149
Operating lease liability	631	1,232
Total liabilities	12,991	13,381
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at June 30, 2021 and December 31, 2020; 42,421,159 and 28,372,634 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	341,484	295,281
Accumulated other comprehensive income	1,387	4
Accumulated deficit	(246,472)	(223,140)
Total stockholders’ equity	96,403	72,148
Total liabilities and stockholders’ equity	$109,394	$85,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,106	$7,857	$17,336	$18,020
General and administrative	2,184	2,910	5,437	6,016
Total operating expenses	11,290	10,767	22,773	24,036
Loss from operations	(11,290)	(10,767)	(22,773)	(24,036)
Interest income and other expense, net	1	156	4	490
Loss from equity method investment	(463)	—	(563)	—
Net loss	$(11,752)	$(10,611)	$(23,332)	$(23,546)
Net loss per share, basic and diluted	$(0.28)	$(0.36)	$(0.61)	$(0.80)
Shares used to compute net loss per share, basic and diluted	42,247,094	29,428,249	38,402,464	29,419,741
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(4)	10	(2)	24
Cumulative foreign currency translation adjustment	1,385	–	1,385	–
Comprehensive loss	$(10,371)	$(10,601)	$(21,949)	$(23,522)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	28,372,634	$3	$295,281	$4	$(223,140)	$72,148
Stock-based compensation expense	—	—	1,225	—	—	1,225
Unrealized gain on marketable securities	—	—	—	2	—	2
Issuance of common stock in connection with at-the-market offering, net	153,257	—	601	—	—	601
Issuance of common stock upon follow-on public offering, net	9,783,660	1	31,988	—	—	31,989
Net loss	—	—	—	—	(11,580)	(11,580)
Balance at March 31, 2021	38,309,551	$4	$329,095	$6	$(234,720)	$94,385
Stock-based compensation expense	—	—	1,173	—	—	1,173
Unrealized gain on marketable securities	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	1,385	—	1,385
Issuance of common stock in connection with at-the-market offering, net	4,111,608	—	11,216	—	—	11,216
Net loss	—	—	—	—	(11,752)	(11,752)
Balance at June 30, 2021	42,421,159	$4	$341,484	$1,387	$(246,472)	$96,403

	Six Months Ended June 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	27,953,233	$3	$288,224	$29	$(217,145)	$71,111
Stock-based compensation expense	—	—	1,845	—	—	1,845
Unrealized gain on marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(12,935)	(12,935)
Balance at March 31, 2020	27,953,233	$3	$290,069	$43	$(230,080)	$60,035
Common stock issued on exercise of stock options	81,500	—	23	—	—	23
Stock-based compensation expense	—	—	1,383	—	—	1,383
Unrealized gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(10,611)	(10,611)
Balance at June 30, 2020	28,034,733	$3	$291,475	$53	$(240,691)	$50,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(23,332)	$(23,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	343
Accretion related to marketable securities	169	(68)
Stock-based compensation	2,398	3,228
Loss from equity method investment	563	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,583)	59
Operating lease right-of-use asset	384	331
Other assets	98	12
Accounts payable	(602)	331
Accrued and other liabilities	738	899
Operating lease liability	(526)	(428)
Net cash used in operating activities	(21,434)	(18,839)
Cash flows from investing activities
Purchases of marketable securities	(4,709)	(29,734)
Sales of marketable securities	—	1,009
Maturities of marketable securities	24,797	63,092
Net cash provided by investing activities	20,088	34,367
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $4,850 in aggregate gross proceeds from related parties for the six months ended June 30, 2021)	31,989	—
Proceeds from issuance of common stock in connection with at-the-market offering, net	11,817	—
Proceeds from exercise of common stock options	—	23
Net cash provided by financing activities	43,806	23
Net increase in cash and cash equivalents	42,460	15,551
Cash and cash equivalents at beginning of the period	16,455	5,154
Cash and cash equivalents at end of the period	$58,915	$20,705

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of mupadolimab (formerly CPI-006), CPI-818 and ciforadenant. The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of mupadolimab, CPI-818 and ciforadenant, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of mupadolimab, CPI-818, and ciforadenant or any other product candidates. The Company does not expect its existing capital resources to be sufficient to enable it to fund the completion of its clinical trials and remaining development program of mupadolimab, CPI-818 and ciforadenant through commercialization. In addition, its operating plan may change as a result of many factors, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 25, 2021.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $246.5 million as of June 30, 2021. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of June 30, 2021, the Company had cash, cash equivalents and short-term marketable securities of $66.5 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

The current COVID-19 (coronavirus) pandemic, which is impacting worldwide economic activity, poses risks that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which COVID-19 impacts the Company’s business, including its clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, including the spread of more contagious and virulent variants, we will likely experience disruptions, including delays or difficulties in enrolling patients in our clinical trials, delays or difficulties in clinical site initiation, interruption of key clinical trial activities, delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and delays in necessary interactions with local regulatory authorities. COVID-19 may also impact the Company’s ability to raise additional capital on a timely basis or at all, which could negatively impact short-term and long-term liquidity.

Exchange Warrants

On November 8, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,458,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,458,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, and Accounting Research Bulletin 43, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and elected to record the excess over par value as a debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification Topic 815, Derivatives and Hedging, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of June 30, 2021, none of the Exchange Warrants have been exercised.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar, except for its investment in its equity method investee which is the Chinese renminbi (RMB). The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of June 30, 2021, the Company had an accumulated deficit of $246.5 million and cash, cash equivalents and marketable securities of $66.5 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

Foreign Currency Translation

Angel Pharmaceutical’s functional currency is the Chinese renminbi (RMB). Angel’s financial statements are reported in RMB. Financial information is translated from RMB to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, assets and liabilities are translated at fiscal period-end exchange rates, and stockholders’ equity is held at historical rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income in stockholders' equity.

Out of Period Adjustment

In the three months ended June 30, 2021, the Company recorded a cumulative translation adjustment that affected the Company’s balance sheet at June 30, 2021 by increasing its investment in Angel Pharmaceuticals and accumulated other comprehensive income in the equity section of the balance sheet by $1.4 million. $0.9 million of this amount was an out of period adjustment related to the year ended December 31, 2020. The impact of the out of period adjustment in the quarter ended March 31, 2021 was to reduce its investment in Angel Pharmaceuticals and other comprehensive income by $83,000. The Company has concluded that the out of period adjustment is not material to the consolidated financial statements for the fiscal year ended December 31, 2020 or the interim financial statements for the quarter ended March 31, 2021.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2021.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss - basic and diluted	$(11,752)	$(10,611)	$(23,332)	$(23,546)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	42,247,094	29,428,249	38,402,464	29,419,741
Net loss per share, basic and diluted	$(0.28)	$(0.36)	$(0.61)	$(0.80)

Weighted average common shares outstanding for the three and six months ended June 30, 2021 and 2020 include 1,458,000 shares of common stock issuable on the conversion of pre-funded warrants described in Note 1.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Outstanding options	6,308,904	5,561,098	6,308,904	5,561,098

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

The following tables present information as of June 30, 2021 and December 31, 2020 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2021
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$57,987	$—	$—	$57,987
Marketable securities	3,022	4,523	—	7,545
	$61,009	$4,523	$—	$65,532

	December 31, 2020
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$15,974	$—	$—	$15,974
Marketable securities	6,074	21,730	—	27,804
	$22,048	$21,730	$—	$43,778

As of June 30, 2021, marketable securities had a maximum remaining maturity of ten months.

As of June 30, 2021 and December 31, 2020, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$3,021	$1	$—	$3,022
U.S. Government agency securities	4,523	—	—	4,523
	$7,544	$1	$—	$7,545

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$6,074	$—	$—	$6,074
U.S. Government agency securities	21,726	5	(1)	21,730
	$27,800	$5	$(1)	$27,804

5. Equity Method Investment

As of June 30, 2021 and December 31, 2020, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $0.5 million and $0.6 million as loss from equity method investment on the consolidated statement of operations for the three and six months ended June 30, 2021, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data (unaudited)	June 30, 2021	December 31, 2020

	(In thousands)
Current assets	$42,734	$38,883
Non-current assets	24	—
Current liabilities	222	97
Stockholders' equity	42,536	38,786

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statement of Operations Data (unaudited)	2021	2020	2021	2020

	(In thousands)
Net loss	$(544)	—	(662)	—
Share of loss from investments accounted for using the equity method	(463)	—	(563)	—

6. License and Collaboration Agreements

Scripps Licensing Agreement

In December 2014, the Company entered into a license agreement with The Scripps Research Institute (“Scripps”), pursuant to which it was granted a non-exclusive, world-wide license for all fields of use under Scripps’ rights in certain know-how and technology related to a mouse hybridoma clone expressing an anti-human CD73 antibody, and to progeny, mutants or unmodified derivatives of such hybridoma and any antibodies expressed by such hybridoma, from which we developed mupadolimab. Scripps also granted the Company the right to grant sublicenses in conjunction with other proprietary rights the Company holds, or to others collaborating with or performing services for the Company. Under this license agreement, Scripps has agreed not to grant any additional commercial licenses with respect to such materials, other than march-in rights granted to the U.S. government.

Upon execution of the agreement, the Company made a one-time cash payment to Scripps of $10,000 in 2015 and is also obligated to pay a minimum annual fee to Scripps of $25,000. The one-time cash payment was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. A minimum annual fee payment is due on each anniversary of the effective date of the agreement for the term of the agreement. The Company is also required to make performance-based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.5 million. The Company is also required to pay royalties on net sales of licensed products (including mupadolimab) sold by it, its affiliates and its sublicensees at a rate in the low-single digits. In addition, should the Company sublicense the rights licensed under the agreement, it has agreed to pay a percentage of sublicense revenue received at specified rates that start at double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement and the time of entry into such sublicense.

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

7. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2021	2020
Prepaid and Other Current Assets
Interest receivable	$46	$86
Prepaid research and development manufacturing expenses	1,649	181
Prepaid facility expenses	174	160
Prepaid insurance	711	244
Other	80	406
	$2,660	$1,077
Property and Equipment
Laboratory equipment	$2,472	$2,472
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,698	4,698
Less: accumulated depreciation and amortization	(4,051)	(3,792)
	$647	$906
Accrued and Other Liabilities
Accrued clinical trial related	$5,265	$4,681
Accrued manufacturing expense	830	321
Personnel related	1,629	2,225
Accrued legal and accounting	335	197
Other	283	180
	$8,342	$7,604

8. Common Stock

As of June 30, 2021, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of June 30, 2021, no dividends on common stock had been declared.

In March 2020, the Company entered into an open market sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Jefferies will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. During the six months ended June 30, 2021, the Company sold 4,264,865 shares under its at-the-market offering program resulting in net proceeds of $11.8 million. As of June 30, 2021, $36.6 million remained available for sale under the Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2021	2020
Exchange warrants	1,458,000	1,458,000
Shares available for future option grants	3,182,022	1,692,753
Outstanding options	6,308,904	6,664,173
Shares reserved for employee stock purchase plan	400,000	400,000
Total	11,348,926	10,214,926

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2020	1,692,753	6,664,173	$7.26
Additional shares authorized	1,134,000	—	—
Options granted	(110,000)	110,000	2.90
Options forfeited	465,269	(465,269)	6.24
Balance at June 30, 2021	3,182,022	6,308,904	$7.26

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$582	$715	$1,178	$1,584
General and administrative	591	668	1,220	1,644
Total	$1,173	$1,383	$2,398	$3,228

11. Income Taxes

During the three and six months ended June 30, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of June 30, 2021 and December 31, 2020, the right-of-use asset under operating lease was $1.3 million and $1.6 million, respectively. The elements of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Statements of operations and	June 30,		June 30,
	comprehensive loss location	2021	2020	2021	2020
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$239	$239	$478	$478
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	98	87	200	175
Total operating lease cost		$337	$326	$678	$653
Other Information
Operating cash flows used for operating lease		$413	$377	$827	$755
Remaining lease term		1.6 years	2.6 years	1.6 years	2.6 years
Discount rate		10.0%	10.0%	10.0%	10.0%

As of June 30, 2021, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2021*	$630
2022	1,299
Total lease payments	1,929
Less: imputed interest	(145)
Total	$1,784

* Remainder of the year

As of December 31, 2020, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2021	$1,260
2022	1,299
Total lease payments	2,559
Less: imputed interest	(249)
Total	$2,310

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

The following aggregate number of shares of common stock were sold to the Company’s owners of more than 5% of our common stock, directors, or executive officers during the February 2021 underwritten public offering:

	Number of	Aggregate
	Shares of	Purchase
	Common Stock	Price
Owners of More Than 5% of Our Common Stock
OrbiMed Advisors LLC (1)	1,285,714	$4,499,999
Board of Directors
Richard A. Miller, M.D.	100,000	350,000

(1)	Peter Thompson, M.D., a member of our Board of Directors since November 2014, is a Private Equity Partner at OrbiMed Advisors, LLC.

As more fully described in Note 5 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K, the Company holds a 49.7% ownership in Angel Pharmaceuticals and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides clinical drug supplies to Angel Pharmaceuticals for use in its clinical trials. Third-party and internal personnel costs incurred by the Company associated with the manufacturing of these clinical supplies are billed to Angel Pharmaceuticals in the period incurred. During the three months ended June 30, 2021, associated costs were not material.

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

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to focus our efforts on the development of immune modulator product candidates to treat viral associated cancers, T-cell lymphomas, other cancers and autoimmune diseases. We have built a pipeline of five programs, three of which are in clinical development.

Our lead product candidate is mupadolimab (formerly CPI-006), a potent humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies in cancer patients and patients with COVID-19, mupadolimab has demonstrated binding to various immune cells and the inducement of a humoral adaptive immune response. We believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases. In February 2021, we initiated a Phase 3 trial evaluating mupadolimab in a global, randomized, double-blind trial designed to evaluate the efficacy and safety of mupadolimab compared to placebo in hospitalized patients with mild-to-moderate COVID-19. On July 15, 2021, we announced that we discontinued our Phase 3 clinical trial due to positive trends exhibited by COVID-19 vaccines in lowering serious infection and hospitalization. The discontinuation is not related to any safety or efficacy issues observed in study patients. Up to the date of discontinuation, the trial had enrolled 40 patients, who were randomized into one of three arms and received either 1.0 mg/kg or 2.0 mg/kg of mupadolimab, or placebo. The primary endpoint of the study was to be the proportion of patients that progress to requiring mechanical ventilation or death within 28 days of dosing. Although the number of patients enrolled in the trial is too small to draw definitive conclusions, we will be analyzing various clinical and laboratory data from the patients enrolled in the trial and plan to report this information later in 2021.

Mupadolimab is a unique antibody that is designed to bind to a critical epitope involved in B cell signaling. Our work in both cancer and viral diseases such as COVID-19 have provided important insights and data into how we may best utilize the biologic properties of our antibody candidate in the clinic. Across the treatment of cancer and COVID-19, one of the common factors in patients where mupadolimab has shown activity is the presence of viral antigens such as the SARS-CoV-2 virus, or in the case of patients with human papilloma virus (“HPV+”) head and neck cancer, the presence of HPV antigens. Our studies have uncovered a novel mechanism of action: mupadolimab is designed to activate B cells which may then be driven into antibody producing plasma cells by the presence of viral antigens within the tumor. Recent work by two other academic groups have shown that B cells present within the tumors of head and neck cancers produce HPV specific antibodies. As published in Nature in 2020, other groups have also shown that B cell infiltration in other tumors are strong predictors of response to immunotherapies---more predictive than T cells.

HPV+ head and neck cancers are increasing in incidence in the United States and are now more common than head and neck cancers associated with tobacco use. From 1990 to 2005 there was a 225% increase in HPV+ head and neck cancers with HPV believed to be the causative factor in approximately 75% of such cancer cases. HPV is also associated with cervical, anal, vulvar, penis and other cancers. Reflecting an increase in the importance of HPV+ cancers, they were the subject of this year’s Karnofsky Lecture at the American Society of Clinical Oncology (“ASCO”)

meeting in June 2021. More broadly, many other cancers are believed to be associated with or caused by viruses including hepatoma, lymphomas, brain tumors, skin cancer and others. We believe that, if successfully developed and approved, mupadolimab’s mechanism and unique properties could position it as new treatment option for these viral associated cancers.

In our ongoing Phase 1/1b cancer clinical trial with mupadolimab, we have observed evidence of anti-tumor activity in oropharyngeal cancers associated with HPV infection. Based on these findings, during the second quarter, we began enrolling an expansion cohort of up to 15 patients with advanced, HPV+ head and neck cancer that have failed treatment with anti-PD-1 antibodies and chemotherapy. In this cohort, mupadolimab will be given in combination with pembrolizumab. Our goal is to present data from this expansion cohort at a medical meeting later this year. Our objective in this study is to evaluate response rate.

Our next product candidate, CPI-818, is a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T-cell lymphomas. CPI-818 is designed to inhibit the proliferation of certain malignant T-cells, and we believe it also has the potential to regulate the growth of abnormal T cells involved in autoimmunity. CPI-818 is currently being studied in a Phase 1/1b clinical in patients with several types of advanced, refractory T cell lymphomas at sites in the United States, Australia, and South Korea. Interim data from the Phase 1/1b clinical trial of CPI-818 for T cell lymphoma demonstrated tumor responses in very advanced, refractory, difficult to treat T cell malignancies. As of March 4, 2021, and reported in December 2020 at the meeting of the American Society of Hematology, of seven patients with PTCL, there had been one complete response lasting over 15 months and one partial response lasting for over five months; both responses are ongoing. Based on interim data from our Phase 1/1b clinical trial, Angel Pharmaceuticals submitted an investigational new drug application (IND) for CPI-818 in July 2021 in China. If this IND is approved, Angel plans to initiate a Phase 1b/2 clinical trial of CPI-818 for the treatment of refractory T cell lymphomas in late 2021, with the potential to expand into autoimmune diseases over time.

Our third product candidate, ciforadenant (formerly CPI-444), is an oral, small molecule antagonist of the A2A receptor for adenosine with which we completed a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab) for patients with either advanced or refractory renal cell cancer (“RCC”). Ciforadenant is designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of adenosine in the tumor microenvironment to the A2A receptor. We also discovered the Adenosine Gene Signature, which has demonstrated the potential to serve as a biomarker to identify patients most likely to respond to treatment with ciforadenant. We have refined our strategy with ciforadenant and plan to collaborate with the Kidney Cancer Consortium to evaluate ciforadenant in a Phase 2 clinical trial in first-line therapy for metastatic RCC in combination with pembrolizumab and a tyrosine kinase inhibitor. The trial is expected to enroll up to 60 patients and is intended to increase complete responses and deep responses in the front-line setting. Preclinical studies indicate adenosine may be a cause of resistance to current therapies with anti PD(L)-1 and tyrosine kinase inhibitors. Tumor biopsies will be evaluated for expression of the Adenosine Gene Signature.

To date, the majority of our efforts have been focused on the research, development and advancement of mupadolimab, CPI-818 and ciforadenant, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three and six months ended June 30, 2021 was $11.8 million and $23.3 million, respectively. As of June 30, 2021, we had an accumulated deficit of $246.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize mupadolimab, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through June 30, 2021, we have funded our operations primarily through the sale and issuance of stock. In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses. In February 2021, we completed a follow-on public offering in which we sold 9,783,660 shares of common stock at a price of $3.50 per share, which included 1,212,231 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $32.0 million, net of underwriting discounts and commissions and offering expenses.

In March 2020, we entered into an open market sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies acts as our sales agent. Jefferies is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. During the six months ended June 30, 2021, the Company sold 4,264,865 shares under its at-the-market offering program resulting in net proceeds of $11.8 million. As of June 30, 2021, $36.6 million remained for sale under the Sales Agreement.

In October 2020, we announced the formation and launch of Angel Pharmaceuticals Co., Ltd. (“Angel Pharmaceuticals”), a new China based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We formed Angel Pharmaceuticals as a wholly owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital. Such cash is not available for our use. Contemporaneously with the financing, Angel Pharmaceuticals licensed the rights to develop and commercialize our three clinical-stage candidates – mupadolimab, CPI-818 and ciforadenant – in greater China and obtained global rights to our BTK inhibitor preclinical programs. Under the collaboration, we currently have a 49.7% equity interest in Angel Pharmaceuticals, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP, and are entitled to designate three individuals on Angel’s five-person Board of Directors.

As of June 30, 2021, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $66.5 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of mupadolimab, CPI-818 or ciforadenant through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

In alignment with public health guidance designed to slow the spread of COVID-19, as of mid-March 2020, we implemented a reduced onsite staffing model and transitioned to a remote work plan for all employees other than those providing essential services, such as our laboratory staff. In July 2021, we started transitioning back to office work for employees not providing essential services. For our onsite employees, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We are further supporting all of our employees by leveraging virtual meeting technology and encouraging employees to follow local health authority guidance. We may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine such actions to be in the best interests of our employees.

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the six months ended June 30, 2021.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our Phase 1/1b clinical trial of mupadolimab in patients with advanced, HPV+ head and neck cancer;
●	enrollment and completion of our ongoing Phase 1/1b clinical trial of CPI-818;
●	process development and manufacturing of drug supply of mupadolimab, CPI-818 and ciforadenant; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$9,106	$7,857	$1,249	$17,336	$18,020	$(684)
General and administrative	2,184	2,910	(726)	5,437	6,016	(579)
Total operating expenses	11,290	10,767	523	22,773	24,036	(1,263)
Loss from operations	(11,290)	(10,767)	(523)	(22,773)	(24,036)	1,263
Interest income and other expense, net	1	156	(155)	4	490	(486)
Loss from equity method investment	(463)	—	(463)	(563)	—	(563)
Net loss	$(11,752)	$(10,611)	$(1,141)	$(23,332)	$(23,546)	$214

Research and Development Expense

Research and development expenses for the three and six months ended June 30, 2021 and 2020 consisted of the following costs by program (specific program costs consist solely of external costs)(in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Ciforadenant (formerly CPI-444)	$457	$1,030	$(573)	$861	$2,262	$(1,401)
Mupadolimab (formerly CPI‑006)	4,970	1,969	3,001	8,967	4,633	4,334
CPI-818	296	607	(311)	590	1,739	(1,149)
Other programs	4	215	(211)	8	812	(804)
Unallocated employee and overhead costs	3,379	4,036	(657)	6,910	8,574	(1,664)
	$9,106	$7,857	$1,249	$17,336	$18,020	$(684)

For the three months ended June 30, 2021, the decrease in ciforadenant costs of $0.6 million as compared to the three months ended June 30, 2020, primarily consisted of a decrease of $0.4 million in clinical trial expenses and a decrease of $0.2 million in other outside service costs.

For the six months ended June 30, 2021, the decrease in ciforadenant costs of $1.4 million as compared to the six months ended June 30, 2020, primarily consisted of a decrease of $1.1 million in clinical trial expenses and a decrease of $0.3 million in other outside service costs.

For the three months ended June 30, 2021, the increase in mupadolimab costs of $3.0 million as compared to the three months ended June 30, 2020, primarily consisted of an increase of $2.4 million in clinical trial expenses, an increase of $0.4 million in drug manufacturing costs and in increase of $0.2 million in other outside services associated with the initiation of the Company’s COVID-19 Phase 3 clinical trial.

For the six months ended June 30, 2021, the increase in mupadolimab costs of $4.3 million as compared to the six months ended June 30, 2020, primarily consisted of an increase of $3.3 million in clinical trial expenses, an increase of $0.4 million in licensing expense, an increase of $0.5 million in drug manufacturing costs and in increase of $0.1 million in other outside service costs associated with the initiation of the our COVID-19 Phase 3 clinical trial.

For the three months ended June 30, 2021, the decrease in CPI-818 costs of $0.3 million as compared to the three months ended June 30, 2020, primarily consisted of a decrease in clinical trial expenses.

For the six months ended June 30, 2021, the decrease in CPI-818 costs of $1.1 million as compared to the six months ended June 30, 2020, primarily consisted of a decrease of $0.7 million in clinical trial expenses and a decrease of $0.4 million in drug manufacturing costs.

For the three months ended June 30, 2021, the decrease in other program costs of $0.2 million as compared to the three months ended June 30, 2020, primarily consisted of a decrease in drug manufacturing costs.

For the six months ended June 30, 2021, the decrease in other program costs of $0.8 million as compared to the six months ended June 30, 2020, primarily consisted of a decrease of $0.7 million in drug manufacturing costs and a decrease of $0.1 million in other outside services costs .

For the three months ended June 30, 2021, the decrease in unallocated costs of $0.7 million as compared to the three months ended June 30, 2020, primarily consisted of a decrease of $0.6 million in personnel and related costs and a decrease of $0.1 million in other outside service costs.

For the six months ended June 30, 2021, the decrease in unallocated costs of $1.7 million as compared to the six months ended June 30, 2020, primarily consisted of a decrease of $1.3 million in personnel and related costs and a decrease of $0.4 million in other outside service costs.

General and Administrative Expense

For the three months ended June 30, 2021, the decrease in general and administrative expenses of $0.7 million as compared to the three months ended June 30, 2020, primarily consisted of a decrease of $0.4 million in professional service costs and a decrease of $0.3 million in personnel and related costs.

For the six months ended June 30, 2021, the decrease in general and administrative expenses of $0.6 million as compared to the six months ended June 30, 2020, primarily consisted of a decrease of $0.5 million in personnel and related costs and a decrease of $0.1 million in professional service costs.

Interest Income and Other Expense, net

For the three months ended June 30, 2021, the decrease in interest income and other expense, net of $0.2 million as compared to the three months ended June 30, 2020, primarily consisted of a decrease in interest income earned due to a decrease in interest rates.

For the six months ended June 30, 2021, the decrease in interest income and other expense, net of $0.5 million as compared to the six months ended June 30, 2020, primarily consisted of a decrease in interest income earned due to a decrease in interest rates.

Loss from equity method investment

For the three months ended June 30, 2021, the loss from equity method investment of $0.5 million represents our share of Angel Pharmaceutical’s loss for the period.

For the six months ended June 30, 2021, the loss from equity method investment of $0.6 million represents our share of Angel Pharmaceutical’s loss for the period.

Liquidity and Capital Resources

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $66.5 million, and an accumulated deficit of $246.5 million, compared to cash and cash equivalents and marketable securities of $44.3 million and an accumulated deficit of $223.1 million as of December 31, 2020. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

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

In March 2020, we entered into a Sales Agreement (“the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at the market equity offering program under which Jefferies acts as our sales agent. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. During the six months ended June 30, 2021, the Company sold 4,264,865 shares under its at-the-market offering program resulting in net proceeds of $11.8 million. As of June 30, 2021, $36.6 million remained for sale under the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three and six months ended June 30, 2021. The amounts and timing of our actual expenditures depend on numerous factors, including:

●	the progress, timing, costs and results of clinical trials for mupadolimab, CPI-818 and ciforadenant;

●	the extent to which the COVID-19 coronavirus may impact our business, including our clinical trials and financial condition;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

●	other factors described in the section of this report entitled “Risk Factors.”

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(21,434)	$(18,839)
Investing activities	20,088	34,367
Financing activities	43,806	23
Net increase in cash and cash equivalents	$42,460	$15,551

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2021 was $21.4 million, which primarily consisted of a net loss of $23.3 million, adjusted by non-cash charges of $3.4 million, primarily consisting of $2.4 million of stock compensation expense, an increase of $1.6 million in prepaid and other current assets and an increase of $0.1 million in accounts payable and accrued and other current liabilities.

Cash used in operating activities during the six months ended June 30, 2020 was $18.8 million, which primarily consisted of a net loss of $23.5 million, adjusted by non-cash charges of $3.5 million, primarily consisting of $3.2 million of stock compensation expense, and an increase of $1.2 million in accounts payable and accrued and other current liabilities.

Cash Flows from Investing Activities

During the six months ended June 30, 2021, cash provided in investing activities was $20.1 million, which consisted of proceeds from maturities of marketable securities of $24.8 million, partially offset by purchases of marketable securities of $4.7 million.

During the six months ended June 30, 2020, cash provided in investing activities was $34.4 million, which consisted of proceeds from maturities of marketable securities of $63.1 million and proceeds from sales of marketable securities of $1.0 million, partially offset by purchases of marketable securities of $29.7 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $43.8 million, which consisted of $32.0 million in net proceeds from our February 2021 follow-on public offering and $11.8 million in net proceeds from the issuance of common stock through our at-the-market offering program.

During the six months ended June 30, 2020, cash provided by financing activities was negligible.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $66.5 million as of June 30, 2021 and cash, cash equivalents and marketable securities of $44.3 million as of December 31, 2020, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, mupadolimab, CPI-818 and ciforadenant, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $6.0 million, $46.7 million and $46.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and $23.3 million and $23.5 million for the six months ended June 30, 2021 and 2020, respectively. We had an accumulated deficit of $246.5 million as of June 30, 2021. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize mupadolimab, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2014, the majority of our efforts have been focused on the research and development of mupadolimab, CPI-818 and ciforadenant. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of mupadolimab, CPI-818 and ciforadenant, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of mupadolimab, CPI-818 and ciforadenant or any other product candidates.

As of June 30, 2021, we had capital resources consisting of cash, cash equivalents and marketable securities of $66.5 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of mupadolimab, CPI-818 or ciforadenant through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – mupadolimab, CPI-818 and ciforadenant – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

●	the type, number, scope, progress, expansions, results of and timing of our ongoing and planned clinical trials of mupadolimab, CPI-818 and ciforadenant and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future;
●	the impact of changes in the COVID-19 pandemic, including the impact of vaccines and therapeutic treatments;
●	the need for, and the progress, costs and results of, any additional clinical trials of mupadolimab, CPI-818 and ciforadenant or any of our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require;
●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
●	the costs and timing of obtaining or maintaining manufacturing for mupadolimab, CPI-818 and ciforadenant and our other product candidates, including commercial manufacturing if any product candidate is approved;
●	the costs and timing of establishing sales and marketing capabilities;
●	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
●	the terms and timing of establishing collaborations, license agreements and other partnerships;
●	whether the FDA accepts data from any clinical trials of our product candidates conducted by Angel Pharmaceuticals in China;

●	costs associated with any new product candidates that we may develop, in-license or acquire;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	the effect of competing technological and market developments;
●	our ability to attract, hire and retain qualified personnel;
●	our ability to establish and maintain partnering arrangements for development; and
●	the costs associated with being a public company.

Several of these factors are outside of our control and if we are unable to obtain funding on a timely basis, we will be unable to complete the clinical trials for mupadolimab, CPI-818 and ciforadenant and our other product candidates, and we may be required to significantly curtail some or all of our activities.

The COVID-19 pandemic could adversely impact our business, including our clinical trials, and financial condition.

The COVID-19 pandemic has spread to most countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As the COVID-19 pandemic continues to spread around the globe, including the spread of more contagious and virulent variants, we will likely experience disruptions that could severely impact our business and clinical trials, including:

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, mupadolimab, CPI-818 and ciforadenant, which are being evaluated in Phase 1/1b, Phase 1/1b and Phase 1b/2 clinical trials, respectively. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

We could find that the product candidates we or our collaborators pursue are not safe or effective. Furthermore, if one or more of our product candidates generally prove to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline could be delayed, potentially permanently. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a New Drug Application (“NDA”) or BLA to the FDA or comparable marketing applications to foreign regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market mupadolimab, CPI-818 or ciforadenant, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure our stockholders that mupadolimab, CPI-818 or ciforadenant will be successfully developed or commercialized. If we or any of our existing or potential future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize mupadolimab, CPI-818 or ciforadenant, we may not be able to generate sufficient revenue to continue our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our existing or potential future collaborators advance into clinical trials, including mupadolimab, CPI-818 and ciforadenant, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

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

Furthermore, our ongoing and planned clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating mupadolimab in cancer patients. The protocol is designed to enroll successive cohorts of patients with advanced cancers who will receive increasing doses of mupadolimab both alone, or in combination with ciforadenant or an anti-PD-1. Mupadolimab has been well tolerated in the clinical trial at doses up to 24 mg/kg, although a limited number of patients have been enrolled and the follow-up period has necessarily been short, and we have observed one patient with Grade 3 anemia. We have seen 1 patient develop Grade 3 hyponatremia at a dose of 24 mg/kg. However, CD73 is involved in several physiological systems and the administration of anti-CD73 antibodies such as mupadolimab could result in unforeseen safety issues. Similar to our Phase 1/1b clinical trial of ciforadenant, it is possible that patients enrolled in our Phase 1/1b clinical trial for mupadolimab could respond in unexpected ways and that the administration of mupadolimab in combination with ciforadenant and pembrolizumab could exacerbate immune system related adverse events. As a result, there can be no assurance that we will be able to establish the safety and efficacy of mupadolimab or that we will be able to successfully complete our Phase 1/1b clinical trial.

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

In March 2019, we initiated a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas. Similar to our clinical trials of ciforadenant and mupadolimab, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-818 could respond in unexpected ways.

Under our collaboration with Angel Pharmaceuticals, it will be responsible for the clinical development and commercialization, including all related expenses, of the licensed pipeline programs in greater China, and for the pre-clinical BTK program globally. It plans to initiate clinical trials in greater China for mupadolimab, CPI-818 and ciforadenant in the next 12 to 18 months and such trials will be subject to many of the same risks as our ongoing clinical programs.

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

While we initiated our Phase 1/1b clinical trial for ciforadenant in January 2016, our Phase 1/1b clinical trial for mupadolimab in cancer in March 2018, our Phase 1/1b clinical trial for CPI-818 in March 2019, we do not know whether any of our other planned trials, including a planned front-line Phase 2 trial of ciforadenant in RCC patients, will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA failing to grant permission to proceed or placing the clinical trial on hold;
●	subjects failing to enroll or remain in our trial at the rate we expect;
●	subjects choosing an alternative treatment or vaccine for the indication for which we are developing mupadolimab, CPI-818 and ciforadenant or other product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	a facility manufacturing mupadolimab, CPI-818 and ciforadenant, any of our other product candidates or any of their components being ordered by the FDA or other regulatory authorities to temporarily or permanently shut down due to violations of good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (“GCP”) or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;

●	one or more Institutional Review Boards (“IRBs”) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
●	patients failing to complete a trial or return for post-treatment follow-up.

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

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of mupadolimab, CPI-818 and ciforadenant or other product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For instance, in September and October 2020, we reported interim data from our Phase 1 clinical trial of mupadolimab for the treatment of COVID-19 and in December 2020 we reported interim data from our Phase 1/1b clinical trial of CPI-818 for the treatment of T-cell lymphoma. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We are conducting clinical trials for mupadolimab, CPI-818 and ciforadenant, and we and Angel Pharmaceuticals may in the future, conduct additional clinical trials of product candidates, at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We are currently conducting oncology clinical trials with mupadolimab, CPI-818 and ciforadenant in North America, Australia and South Korea. In addition, Angel Pharmaceuticals currently intends to initiate clinical trials in China for mupadolimab and CPI-818 in the next 12 to 18 months. While the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted in accordance with GCP requirements, and the FDA must be able to validate the clinical trial data through an on-site inspection, if necessary. If a marketing application is based solely on foreign clinical data, the FDA also requires such data to be applicable to the U.S. population and U.S. medical practice, and for the clinical trials to have been performed by clinical investigators of recognized competence. There can be no assurance the FDA will accept data from trials conducted outside of the United States, including any trials conducted by us or Angel Pharmaceuticals. If the FDA does not accept the data from our or Angel Pharmaceuticals’ clinical trials for mupadolimab, CPI-818 or ciforadenant, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of mupadolimab, CPI-818 and ciforadenant or any other product candidates.

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

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. We may collaborate with patient diagnostic companies during our clinical trial enrollment process to help identify patients with tumor gene alterations that we believe are most likely to respond to our product candidates. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

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

In February 2021, we initiated a Phase 3 trial with mupadolimab in hospitalized patients with COVID-19. This trial was planned to enroll 1,000 patients at multiple sites in North America, Europe, South Africa and South America. On July 15, 2021, we announced the discontinuation of the Phase 3 clinical trial due to positive trends exhibited by

COVID-19 vaccines in lowering serious infection and hospitalization. We are also enrolling patients with head and neck cancer in our Phase 1/1b clinical trial with mupadolimab and with T-cell lymphomas in our Phase 1/1b clinical trial of CPI-818. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

In March 2018, we began enrolling patients in our Phase 1/1b clinical trial evaluating mupadolimab. We have completed the dose escalation stage where patients receive mupadolimab alone and in combination with ciforadenant and we selected the recommended dose of 18 mg/kg and initiated the disease expansion phase in both the monotherapy and the combination arm with ciforadenant of our mupadolimab clinical trial. We are also enrolling patients in the dose escalation phase in the pembrolizumab combination arm of the trial. To date, approximately 100 patients have been enrolled. No dose-limiting toxicities had been observed at doses up to and including 18 mg/kg. In July 2020, we began enrolling COVID-19 patients in a Phase 1 clinical trial, and in February 2021, a Phase 3 clinical trial of mupadolimab. As of July 15, 2021, no serious adverse events have been observed, however, the follow-up period has necessarily been short. COVID-19 is a poorly understood disease with multiple organ dysfunction and potential adverse effects of mupadolimab in these patients may be difficult to predict.

In March 2019, we initiated a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas and have completed enrollment in the dose escalation portion of the trial. As of July 15, 2021, a limited number of patients have been enrolled and, although no serious adverse events have been observed, the follow-up period has necessarily been short.

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

The success of our business depends primarily upon our ability to develop and commercialize mupadolimab, CPI-818 and ciforadenant. Although mupadolimab, CPI-818 and ciforadenant are currently in clinical development, our research programs may fail to identify other potential product candidates, or advance them into and through clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying other potential product candidates or our other potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. It may also take greater human and financial resources to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through our research programs than we will possess, thereby limiting our ability to diversify and expand our product candidate portfolio.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our Phase 1/1b clinical trial for mupadolimab, our Phase 1/1b clinical trial for CPI-818 and our Phase 1/1b clinical trial and our amended Phase 1b/2 clinical trial for ciforadenant, and expect to continue to be dependent on third parties to conduct any future clinical studies of mupadolimab, CPI-818 and ciforadenant and preclinical and clinical trials for our other product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the European Union and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or BLA we submit by the FDA. Any such delay or rejection could prevent us from commercializing mupadolimab, CPI-818 and ciforadenant or our other product candidates.

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

We do not currently have nor do we plan to acquire the infrastructure or internal capability to manufacture our clinical drug supplies for use in the conduct of our trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on several different manufacturers who supply different parts of the ciforadenant and CPI-818 molecules, on one manufacturer for mupadolimab drug substance and on other third-party manufacturers to produce our other product candidates.

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

In addition, the supply chain for the manufacturing of our product candidates is complicated and can involve several parties. If we were to experience any supply chain issues, including as a result of the COVID-19 pandemic, our product supply could be seriously disrupted. We expect that the logistical challenges associated with our supply chain will grow more complex as we expand enrollment in our clinical trials for mupadolimab, CPI-818 and ciforadenant and as we commence any clinical trials for additional product candidates.

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

Following potential approval of any of our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of mupadolimab, CPI-818 and ciforadenant or any other product candidate, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for mupadolimab, CPI-818 and ciforadenant or any other product candidate that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, if mupadolimab, CPI-818 and ciforadenant or any of our other product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize our product candidates.

Further, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For instance, the EU has adopted the Clinical Trials Regulation (“CTR”) in April 2014, which is expected to become applicable by early 2022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

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

Separately, in response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we receive regulatory approval we still may not be able to successfully commercialize mupadolimab, CPI-818 and ciforadenant or any other product candidate, and the revenue that we generate from sales, if any, could be limited.

Even if mupadolimab, CPI-818 and ciforadenant or any of our other product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of mupadolimab, CPI-818 and ciforadenant or any of our other product candidates may require significant resources and may never be successful.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Additionally, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Though ciforadenant and CPI-818 are small molecules and will not be regulated as biological products, mupadolimab, which we are evaluating in a Phase 1/1b oncology clinical trial, is a biological product. We believe that any of our future product candidates approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

While we have not obtained nor have we sought to obtain orphan designation for any product candidate, we believe many of the potential indications of our product candidates, if approved, could qualify for orphan drug designation. For instance, if mupadolimab, CPI-818 or ciforadenant is approved for the treatment of certain solid tumors with small patient populations, such as melanoma, renal or triple-negative breast cancer, it is possible that it could qualify for orphan drug designation with respect to such indications. As a result, we may seek to obtain orphan drug designation for our product candidates for any qualifying indications they may be approved for in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates, including mupadolimab, CPI-818 and ciforadenant. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

In October 2020, we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – mupadolimab, CPI-818 and ciforadenant – in greater China and obtained global rights to our BTK inhibitor preclinical programs. While certain of our executive officers and directors will initially be on the board of directors of Angel Pharmaceuticals, we have limited control over it and so we will be subject to many of the same risks set forth above with respect to all collaborations. Angel Pharmaceuticals will also be subject to many of the same risks that are set forth in this “Risk Factors” section pertaining to operations, government regulation, and intellectual property, which may adversely affect Angel Pharmaceuticals’ ability to develop and commercialize products.

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

Kyowa Hakko Kirin has approval in Japan and the US for istradefylline, an A2A antagonist, in Parkinson’s disease. Within oncology, Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial with an A2A antagonist. AstraZeneca plc is conducting clinical trials with an A2A antagonist for use in cancer therapy. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics and subsequently by Celgene, and Arcus Biosciences, Inc. are developing A2A receptor antagonists for cancer. Astra Zeneca, Bristol-Myers Squib, and Novartis in partnership with Surface Oncology, Inc. have initiated clinical trials with anti-CD73 antibodies in cancer patients. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). There is also intense competition to develop COVID-19 therapeutic drugs and vaccines, many of which are further along in clinical development than mupadolimab. If any such therapeutic drugs or vaccines were to gain approval, the utility of mupadolimab as a therapeutic for the treatment of COVID-19 could be negated.

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

We have no internal sales, marketing or distribution capabilities. If mupadolimab, CPI-818 and ciforadenant or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that mupadolimab, CPI-818 and ciforadenant or any of our other product candidates will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

●	we may not be able to attract and build an effective marketing department or sales force;
●	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by mupadolimab, CPI-818 and ciforadenant or any other product candidates that we may develop, in-license or acquire; and
●	our direct sales and marketing efforts may not be successful.

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

We will need to grow our organization substantially to continue development and pursue the potential commercialization of mupadolimab, CPI-818 and ciforadenant and our other product candidates. As we seek to advance mupadolimab, CPI-818 and ciforadenant and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of mupadolimab, CPI-818 and ciforadenant or our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of mupadolimab, CPI-818 and ciforadenant, and the planned clinical testing of our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if mupadolimab, CPI-818 and ciforadenant or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for mupadolimab, CPI-818 and ciforadenant or our other product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue;
●	the inability to commercialize mupadolimab, CPI-818 and ciforadenant or our other product candidates; and
●	a decline in our stock price.

We have product liability insurance coverage in an amount and on terms and conditions that are customary for similarly situated companies and that are satisfactory to our board of directors. Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of mupadolimab, CPI-818 and ciforadenant or our other product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We currently are heavily reliant upon licenses of certain patent rights and proprietary technology from third parties that is important or necessary to the development of our technology and products, including technology related to our product candidates. For example, we rely on our license agreement with Vernalis for rights with respect to the intellectual property covering ciforadenant and certain development candidates under our A2B receptor antagonist program. Further, we rely on our license agreement with The Scripps Research Institute for rights related to our lead development candidate for our anti-CD73 program, mupadolimab. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to develop and commercialize our technology and products in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review (“IPR”) proceedings and post-grant review (“PGR”) proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of an issued patent in Australia that may be relevant to commercialization of ciforadenant in that country. That Australian patent is expected to expire in 2022. Our ability to commercialize ciforadenant in Australia prior to 2022 could be adversely affected if we do not obtain a license under such patent. We are also aware of a corresponding patent application that has been issued in the United States and which is expected to expire in 2023. However, to the extent that any claims of this patent may be interpreted to cover our potential uses of ciforadenant, we do not believe that such claims would be valid and enforceable if asserted. We have filed a PGR petition challenging the patentability of certain claims of the patent and the patentee subsequently disclaimed every challenged claim. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patent applications that, if issued as patents, may be infringed by commercialization of mupadolimab, CPI-818 and ciforadenant or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

●	result in costly litigation;

●	divert the time and attention of our technical personnel and management;
●	cause development delays;
●	prevent us from commercializing mupadolimab, CPI-818 and ciforadenant or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or
●	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent mupadolimab, CPI-818 and ciforadenant or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market mupadolimab, CPI-818 and ciforadenant or our other product candidates.

Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing mupadolimab, CPI-818 and ciforadenant or our other product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Depending upon the timing, duration and specifics of potential FDA marketing approval of mupadolimab, CPI-818, ciforadenant or other product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

While we have issued patents directed at ciforadenant in the United States and certain foreign territories, and pending patent applications directed at mupadolimab, CPI-818, ciforadenant and other product candidates in the United States and other countries, filing, prosecuting and defending patents on mupadolimab, CPI-818, ciforadenant and our other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our stock price has been volatile. The stock market in general and the market for stock of pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of mupadolimab, CPI-818, ciforadenant and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	regulatory developments in the United States and foreign countries;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;

●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions other events or factors, many of which are beyond our control, including recession or depression resulting from the current COVID-19 pandemic;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

As of June 30, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 48% of our outstanding common stock, including 1,458,000 shares of our common stock subject to prefunded warrants as described in Note 1 of our financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q for the three and six months ended June 30, 2021. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102). On March 9, 2020 we filed a Registration Statement on Form S-3 (File No. 333-237040), covering the offering of up to $200 million of shares of common stock, preferred stock, warrants and units and entered into the Sales Agreement with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of June 30, 2021, we had sold 4,264,865 shares of common stock pursuant to the Sales Agreement. In February 2021, we sold 9,783,660 shares of our common stock for net proceeds of $32.0 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-237040). As of June 30, 2021, $36.6 million remained for sale under the Sales Agreement.

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

We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite the implementation of security measures, our information technology and other internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Any such security breach may compromise information stored on our networks, or those of our vendors, and may result in significant data losses or theft of our intellectual property or proprietary business information. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification under applicable data privacy and security laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, reputation, financial condition, results of operations and prospects. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal data of individuals within the EEA, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR prohbits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. On July 16, 2020, the Court of Justice of the European Union, (the “CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating invalidated the EU-US Privacy Shield Framework, (“Privacy Shield”) under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. These recent developments are likely to require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. In addition, the GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, from January 1, 2021, we have to comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. These changes may lead to additional costs and increase our overall risk exposure. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, such as the COVID-19 pandemic, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently rely on several different manufacturers who supply different parts of the ciforadenant molecule and CPI-818 molecule, on one manufacturer for mupadolimab drug substance and on other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of mupadolimab, CPI-818 and ciforadenant or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

4.4	Form of Warrant	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/25/2021	4.5

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: August 2, 2021	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 2, 2021	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)