Form 10-Q
period 2021-09-30
Corvus Pharmaceuticals, Inc.
filed 2021-11-01
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 1, 2021, 46,548,458 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$72,295	$16,455
Marketable securities	4,034	27,804
Accounts receivable - related party	276	—
Prepaid and other current assets	2,152	1,077
Total current assets	78,757	45,336
Property and equipment, net	539	906
Operating lease right-of-use asset	3,420	1,648
Investment in Angel Pharmaceuticals	36,328	37,225
Other assets	279	414
Total assets	$119,323	$85,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,334	$3,467
Operating lease liability	1,015	1,078
Accrued and other liabilities	7,956	7,604
Total current liabilities	11,305	12,149
Operating lease liability	2,870	1,232
Total liabilities	14,175	13,381
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at September 30, 2021 and December 31, 2020; 46,546,915 and 28,372,634 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	3
Additional paid-in capital	360,913	295,281
Accumulated other comprehensive income	1,375	4
Accumulated deficit	(257,145)	(223,140)
Total stockholders’ equity	105,148	72,148
Total liabilities and stockholders’ equity	$119,323	$85,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$6,991	$6,619	$24,327	$24,639
General and administrative	2,056	3,226	7,493	9,242
Total operating expenses	9,047	9,845	31,820	33,881
Loss from operations	(9,047)	(9,845)	(31,820)	(33,881)
Interest income and other expense, net	(11)	49	(7)	539
Sublease income - related party	94	—	94	—
Loss from equity method investment	(1,709)	—	(2,272)	—
Net loss	$(10,673)	$(9,796)	$(34,005)	$(33,342)
Net loss per share, basic and diluted	$(0.24)	$(0.33)	$(0.84)	$(1.13)
Shares used to compute net loss per share, basic and diluted	43,947,004	29,500,318	40,270,954	29,419,431
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(2)	(41)	(4)	(17)
Cumulative foreign currency translation adjustment	(10)	—	1,375	—
Comprehensive loss	$(10,685)	$(9,837)	$(32,634)	$(33,359)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	28,372,634	$3	$295,281	$4	$(223,140)	$72,148
Stock-based compensation expense	—	—	1,225	—	—	1,225
Unrealized gain on marketable securities	—	—	—	2	—	2
Issuance of common stock in connection with at-the-market offering, net	153,257	—	601	—	—	601
Issuance of common stock upon follow-on public offering, net	9,783,660	1	31,988	—	—	31,989
Net loss	—	—	—	—	(11,580)	(11,580)
Balance at March 31, 2021	38,309,551	$4	$329,095	$6	$(234,720)	$94,385
Stock-based compensation expense	—	—	1,173	—	—	1,173
Unrealized gain on marketable securities	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	1,385	—	1,385
Issuance of common stock in connection with at-the-market offering, net	4,111,608	—	11,216	—	—	11,216
Net loss	—	—	—	—	(11,752)	(11,752)
Balance at June 30, 2021	42,421,159	$4	$341,484	$1,387	$(246,472)	$96,403
Issuance of common stock upon exercise of Exchange Warrants	1,457,947	—	—	—	—	—
Common stock issued on exercise of stock options	323,069	—	1,197	—	—	1,197
Stock-based compensation expense	—	—	1,096	—	—	1,096
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Issuance of common stock in connection with at-the-market offering, net	2,344,740	1	17,136	—	—	17,137
Net loss	—	—	—	—	(10,673)	(10,673)
Balance at September 30, 2021	46,546,915	$5	$360,913	$1,375	$(257,145)	$105,148

	Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	27,953,233	$3	$288,224	$29	$(217,145)	$71,111
Stock-based compensation expense	—	—	1,845	—	—	1,845
Unrealized gain on marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(12,935)	(12,935)
Balance at March 31, 2020	27,953,233	$3	$290,069	$43	$(230,080)	$60,035
Common stock issued on exercise of stock options	81,500	—	23	—	—	23
Stock-based compensation expense	—	—	1,383	—	—	1,383
Unrealized gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(10,611)	(10,611)
Balance at June 30, 2020	28,034,733	$3	$291,475	$53	$(240,691)	$50,840
Common stock issued on exercise of stock options	25,167	—	64	—	—	64
Stock-based compensation expense	—	—	1,283	—	—	1,283
Unrealized loss on marketable securities	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(9,796)	(9,796)
Balance at September 30, 2020	28,059,900	$3	$292,822	$12	$(250,487)	$42,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(34,005)	$(33,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367	490
Accretion related to marketable securities	207	44
Stock-based compensation	3,494	4,511
Loss from equity method investment	2,272	—
Changes in operating assets and liabilities:
Accounts receivable - related party	(276)	—
Prepaid and other current assets	(1,075)	214
Operating lease right-of-use asset	(1,772)	502
Other assets	135	33
Accounts payable	(1,133)	123
Accrued and other liabilities	352	1,505
Operating lease liability	1,575	(651)
Net cash used in operating activities	(29,859)	(26,571)
Cash flows from investing activities
Purchases of marketable securities	(4,863)	(35,464)
Sales of marketable securities	—	1,009
Maturities of marketable securities	28,422	78,837
Purchases of property and equipment	—	(76)
Net cash provided by investing activities	23,559	44,306
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $4,850 in aggregate gross proceeds from related parties for the nine months ended September 30, 2021)	31,989	—
Proceeds from issuance of common stock in connection with at-the-market offering, net	28,954	—
Proceeds from exercise of common stock options	1,197	87
Net cash provided by financing activities	62,140	87
Net increase in cash and cash equivalents	55,840	17,822
Cash and cash equivalents at beginning of the period	16,455	5,154
Cash and cash equivalents at end of the period	$72,295	$22,976

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $257.1 million as of September 30, 2021. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of September 30, 2021, the Company had cash, cash equivalents and short-term marketable securities of $76.3 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

During the three months ended September 30, 2021, the Exchange Warrants were fully exercised, resulting in the issuance of 1,457,947 shares of common stock on a net exercise basis.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar, except for its investment in its equity method investee which is the Chinese renminbi (RMB). The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of September 30, 2021, the Company had an accumulated deficit of $257.1 million and cash, cash equivalents and marketable securities of $76.3 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

Foreign Currency Translation

Angel Pharmaceuticals Co., Ltd.’s (“Angel Pharmaceuticals”) functional currency is the Chinese renminbi (RMB). Angel Pharmaceuticals’ financial statements are reported in RMB. Financial information is translated from RMB to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, assets and liabilities are translated at fiscal period-end exchange rates, and stockholders’ equity is held at historical rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income in stockholders' equity.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss - basic and diluted	$(10,673)	$(9,796)	$(34,005)	$(33,342)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	43,947,004	29,500,318	40,270,954	29,419,431
Net loss per share, basic and diluted	$(0.24)	$(0.33)	$(0.84)	$(1.13)

Weighted average common shares outstanding for the three and nine months ended September 30, 2021 and 2020 include 1,458,000 shares of common stock issuable on the conversion of pre-funded warrants described in Note 1.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Outstanding options	6,810,921	5,387,868	6,810,921	5,387,868

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

The following tables present information as of September 30, 2021 and December 31, 2020 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	September 30, 2021
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$70,433	$—	$—	$70,433
Marketable securities	2,004	2,030	—	4,034
	$72,437	$2,030	$—	$74,467

	December 31, 2020
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$15,974	$—	$—	$15,974
Marketable securities	6,074	21,730	—	27,804
	$22,048	$21,730	$—	$43,778

As of September 30, 2021, marketable securities had a maximum remaining maturity of six months.

As of September 30, 2021 and December 31, 2020, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$2,004	$—	$—	$2,004
U.S. Government agency securities	2,030	—	—	2,030
	$4,034	$—	$—	$4,034

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$6,074	$—	$—	$6,074
U.S. Government agency securities	21,726	5	(1)	21,730
	$27,800	$5	$(1)	$27,804

5. Equity Method Investment

As of September 30, 2021 and December 31, 2020, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $1.7 million and $2.3 million as loss from equity method investment on the consolidated statement of operations for the three and nine months ended September 30, 2021, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data (unaudited)	September 30, 2021	December 31, 2020

	(In thousands)
Current assets	$41,027	$38,883
Non-current assets	932	—
Current liabilities	1,441	97
Stockholders' equity	40,518	38,786

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statement of Operations Data (unaudited)	2021	2020	2021	2020

	(In thousands)
Net loss	$(2,005)	—	(2,667)	—
Share of loss from investments accounted for using the equity method	(1,709)	—	(2,272)	—

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

7. Balance Sheet Components (in thousands)

	September 30,	December 31,
	2021	2020
Prepaid and Other Current Assets
Interest receivable	$47	$86
Prepaid research and development manufacturing expenses	1,347	181
Prepaid facility expenses	174	160
Prepaid insurance	486	244
Other	98	406
	$2,152	$1,077
Property and Equipment
Laboratory equipment	$2,472	$2,472
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,698	4,698
Less: accumulated depreciation and amortization	(4,159)	(3,792)
	$539	$906
Accrued and Other Liabilities
Accrued clinical trial related	$5,139	$4,681
Accrued manufacturing expense	884	321
Personnel related	1,409	2,225
Accrued legal and accounting	394	197
Other	130	180
	$7,956	$7,604

8. Common Stock

As of September 30, 2021, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of September 30, 2021, no dividends on common stock had been declared.

In March 2020, the Company entered into an open market sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Jefferies will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. During the nine months ended September 30, 2021, the Company sold 6,609,605 shares under its at-the-market offering program resulting in net proceeds of $29.0 million. As of September 30, 2021, $18.9 million remained available for sale under the Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2021	2020
Exchange warrants	—	1,458,000
Shares available for future option grants	2,356,936	1,692,753
Outstanding options	6,810,921	6,664,173
Shares reserved for employee stock purchase plan	400,000	400,000
Total	9,567,857	10,214,926

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2020	1,692,753	6,664,173	$7.26
Additional shares authorized	1,134,000	—	—
Options granted	(1,408,000)	1,408,000	2.62
Options exercised	—	(323,069)	3.69
Options forfeited	938,183	(938,183)	5.79
Balance at September 30, 2021	2,356,936	6,810,921	$6.67

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$513	$622	$1,691	$2,206
General and administrative	583	661	1,803	2,305
Total	$1,096	$1,283	$3,494	$4,511

11. Income Taxes

During the three and nine months ended September 30, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

12. Facility Lease

In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one year term. Between January 2015 and September 2021, the Company entered into a series of lease amendments to increase the amount of leased space to 27,280 square feet and extend the expiration of the lease to February 2025. The lease agreement includes annual rent escalations. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. As the interest rate implicit in lease arrangements is typically not readily available, in calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate, which was determined based on the prevailing market rates for collateralized debt with maturity dates commensurate with the term of its lease. The Company’s facility lease is a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

In September 2021, the Company entered into a lease amendment to extend the expiration of its operating lease by two years, from February 2023 to February 2025. As a result of this lease extension, the Company recorded a $2.4 million increase in the operating lease right-of-use asset and a corresponding increase in the operating lease liability.

As of September 30, 2021 and December 31, 2020, the right-of-use asset under operating lease was $3.4 million and $1.6 million, respectively. The elements of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Statements of operations and	September 30,		September 30,
	comprehensive loss location	2021	2020	2021	2020
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$261	$239	$740	$718
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	98	87	298	263
Total operating lease cost		$359	$326	$1,038	$981
Other Information
Operating cash flows used for operating lease		$413	$377	$1,240	$1,132
Remaining lease term		3.3 years	2.3 years	3.3 years	2.3 years
Discount rate		8.0%	10.0%	8.0%	10.0%

As of September 30, 2021, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2021*	$315
2022	1,300
2023	1,391
2024	1,434
Total lease payments	4,440
Less: imputed interest	(555)
Total	$3,885

* Remainder of the year

As of December 31, 2020, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2021	$1,260
2022	1,299
Total lease payments	2,559
Less: imputed interest	(249)
Total	$2,310

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the three months ended September 30, 2021, the Company recognized $0.1 million of sublease income.

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

As more fully described in Note 5 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K, the Company holds a 49.7% ownership in Angel Pharmaceuticals and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel Pharmaceuticals. Third-party and internal personnel costs incurred by the Company are billed to Angel Pharmaceuticals in the period incurred and recorded as an offset to expenses. During the three and nine months ended September 30, 2021, the Company billed Angel for approximately $58,000 and $167,000 in internal personnel costs and $184,000 and $470,000 in third-party party costs, respectively. The third-party costs were primarily associated with clinical drug supply and as passthrough costs, they did not have any impact on the Company’s condensed consolidated statements of operations.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the three months ended September 30, 2021, the Company recognized $0.1 million of sublease income.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the nine months ended September 30, 2021, the Company recorded approximately $205,000 in clinical trial expenses under its agreements with ICON.

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

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to focus our efforts on the development of immune modulator product candidates to treat cancers, T-cell lymphomas, and autoimmune diseases. We have built a pipeline of five programs, three of which are in clinical development.

Our lead product candidate is mupadolimab (formerly CPI-006), a potent humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies in cancer patients and patients with COVID-19, mupadolimab has demonstrated binding to various immune cells and the inducement of an enhanced humoral immune response. We believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases. In February 2021, we initiated a Phase 3 trial evaluating mupadolimab in a global, randomized, double-blind trial designed to evaluate the efficacy and safety of mupadolimab compared to placebo in hospitalized patients with mild-to-moderate COVID-19. On July 15, 2021, we announced that we discontinued our Phase 3 clinical trial due to positive trends exhibited by COVID-19 vaccines in lowering serious infection and hospitalizations due to COVID-19. The discontinuation was not related to any safety or efficacy issues observed in the trial patients. On September 21, 2021, we published preliminary results of our discontinued Phase 3 trial. The primary endpoint of the trial was the proportion of patients free from respiratory failure or death within 28 days after receiving either mupadolimab 2mg/kg, 1mg/kg or placebo. Forty patients were enrolled in the clinical trial. In the 2mg/kg cohort, 93.3% of patients were alive and free from respiratory failure compared to 85.7% in the 1mg/kg cohort and 81.1% in the placebo. Secondary endpoints also favored mupadolimab treatment cohorts. Due to the number of participants enrolled in the trial before it was discontinued, the foregoing results were not sufficiently powered for statistical significance.

Mupadolimab is a unique antibody that is designed to bind to a critical epitope involved in B cell signaling. Our work in both cancer and viral diseases, such as COVID-19, have provided important insights and data into how we may best utilize the biologic properties of our antibody candidate in the clinic. Our studies have uncovered a novel mechanism of action: mupadolimab is designed to activate B cells which may then be driven into antibody producing plasma cells by the presence of tumor associated antigens within the tumor. Recent work by two other academic groups have shown that B cells present within the tumors of head and neck cancers produce specific antibodies directed to tumor associated viral antigens. As published in Nature in 2020, other groups have also shown that B cell infiltration in other tumors are strong predictors of response to immunotherapies.

Human papilloma virus (“HPV+”) head and neck cancers are increasing in incidence in the United States and are now more common than head and neck cancers associated with tobacco use. From 1990 to 2005 there was a 225% increase in HPV+ head and neck cancers with HPV believed to be the causative factor in approximately 75% of such cancer cases. HPV is also associated with cervical, anal, vulvar, penis and other cancers. Reflecting an increase in the importance of HPV+ cancers, they were the subject of this year’s Karnofsky Lecture at the American Society of Clinical Oncology (“ASCO”) meeting in June 2021. More broadly, many other cancers are believed to be associated with or caused by viruses including hepatoma, lymphomas, brain tumors, skin cancer and others. We believe that, if successfully developed and approved, mupadolimab’s mechanism and unique properties could position it as new treatment option for these viral associated cancers. Other tumors, such as non-small cell lung cancer (“NSCLC”), are also thought to contain neoantigens within the tumors. These antigens are derived from mutations that occur in the cancer cells. If sufficient immune responses to these antigens can be generated, it could have a beneficial effect on tumor growth or response to therapies. Various immunotherapies are now approved to enhance immune responses to tumor antigens such as anti-PD1 antibodies.

In our ongoing Phase 1/1b cancer clinical trial with mupadolimab, we have observed evidence of anti-tumor activity in NSCLC and in oropharyngeal head and neck cancers. Based on these findings, during the second quarter, we began enrolling an expansion cohort of up to 15 patients with advanced, HPV+ head and neck cancer that have failed treatment with anti-PD-1 therapy and chemotherapy. In this cohort, mupadolimab will be given in combination with pembrolizumab. Our objective is to evaluate response rate in this expansion cohort. In the third quarter of 2021, we began enrolling an expansion of up to 15 patients with relapsed refractory NSCLC who have failed therapies with anti-PD(L)-1 therapy and chemotherapy. In this cohort, mupadolimab will be given in combination with pembrolizumab. Our objective is to evaluate response rate in this expansion cohort.

Our next product candidate, CPI-818, is a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T-cell lymphomas. CPI-818 is designed to inhibit the proliferation of certain malignant T-cells, and we believe it also has the potential to regulate the growth of abnormal T-cells involved in autoimmunity. CPI-818 is currently being studied in a Phase 1/1b clinical trial in patients with several types of advanced, refractory T cell lymphomas at sites in the United States, Australia, and South Korea. Interim data from the Phase 1/1b clinical trial of CPI-818 for T cell lymphoma demonstrated tumor responses in very advanced, refractory, difficult to treat T cell malignancies. As reported in December 2020 at the meeting of the American Society of Hematology, of seven patients with PTCL, there had been one complete response lasting over 15 months and one partial response lasting for over five months. In October 2021, Angel Pharmaceuticals received an IND approval notice from the Center for Drug Evaluation (“CDE”) of China for CPI-818. Angel plans to initiate a Phase 1/1b clinical trial of CPI-818 in China for the treatment of refractory T cell lymphomas in early 2022, with the potential to expand into autoimmune diseases over time.

Our third product candidate, ciforadenant (formerly CPI-444), is an oral, small molecule antagonist of the A2A receptor for adenosine with which we completed a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab) for patients with either advanced or refractory renal cell cancer (“RCC”). Ciforadenant is designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of adenosine in the tumor microenvironment to the A2A receptor. We also discovered the Adenosine Gene Signature, which has demonstrated the potential to serve as a biomarker to identify patients most likely to respond to treatment with ciforadenant. We have refined our strategy with ciforadenant and plan to collaborate with the Kidney Cancer Consortium to evaluate ciforadenant in a Phase 2 clinical trial in first-line therapy for metastatic RCC in combination with pembrolizumab and another approved agent for RCC. The trial is expected to enroll up to 60 patients and is intended to increase complete responses and deep responses in the front-line setting. Preclinical studies and data from earlier clinical trials with ciforadenant, indicate adenosine may be a cause of resistance to current therapies with anti PD(L)-1. Tumor biopsies will be evaluated for expression of the Adenosine Gene Signature.

To date, the majority of our efforts have been focused on the research, development and advancement of mupadolimab, CPI-818 and ciforadenant, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three and nine months ended September 30, 2021 was $10.7 million and $34.0 million, respectively. As of September 30, 2021, we had an accumulated deficit of $257.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize mupadolimab, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through September 30, 2021, we have funded our operations primarily through the sale and issuance of stock. In March 2018, in a follow-on offering, we sold 8,117,647 shares of our common stock at a price of $8.50 per share, which included 1,058,823 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $64.9 million, after underwriting discounts, commissions and offering expenses. In February 2021, we completed a follow-on public offering in which we sold 9,783,660 shares of common stock at a price of $3.50 per share, which included 1,212,231 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received aggregate net proceeds of approximately $32.0 million, net of underwriting discounts and commissions and offering expenses.

In March 2020, we entered into an open market sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies acts as our sales agent. Jefferies is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. During the nine months ended September 30, 2021, we sold 6,609,605 shares under our at-the-market offering program resulting in net proceeds of $29.0 million. As of September 30, 2021, $18.9 million remained for sale under the Sales Agreement.

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

As of September 30, 2021, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $76.3 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of mupadolimab, CPI-818 or ciforadenant through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2021.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our Phase 1/1b clinical trial of mupadolimab in patients with NSCLC and advanced, HPV+ head and neck cancer;

●	enrollment and completion of our ongoing Phase 1/1b clinical trial of CPI-818;
●	enrollment and completion of our Phase 2 clinical trials of mupadolimab;
●	process development and manufacturing of drug supply of mupadolimab, CPI-818 and ciforadenant; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$6,991	$6,619	$372	$24,327	$24,639	$(312)
General and administrative	2,056	3,226	(1,170)	7,493	9,242	(1,749)
Total operating expenses	9,047	9,845	(798)	31,820	33,881	(2,061)
Loss from operations	(9,047)	(9,845)	798	(31,820)	(33,881)	2,061
Interest income and other expense, net	(11)	49	(60)	(7)	539	(546)
Sublease income - related party	94	—	94	94	—	94
Loss from equity method investment	(1,709)	—	(1,709)	(2,272)	—	(2,272)
Net loss	$(10,673)	$(9,796)	$(877)	$(34,005)	$(33,342)	$(663)

Research and Development Expense

Research and development expenses for the three and nine months ended September 30, 2021 and 2020 consisted of the following costs by program (specific program costs consist solely of external costs)(in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Ciforadenant (formerly CPI-444)	$319	$869	$(550)	$1,180	$3,131	$(1,951)
Mupadolimab (formerly CPI‑006)	3,349	1,415	1,934	12,316	6,048	6,268
CPI-818	535	610	(75)	1,125	2,349	(1,224)
Other programs	38	9	29	46	821	(775)
Unallocated employee and overhead costs	2,750	3,716	(966)	9,660	12,290	(2,630)
	$6,991	$6,619	$372	$24,327	$24,639	$(312)

For the three months ended September 30, 2021, the decrease in ciforadenant costs of $0.6 million as compared to the three months ended September 30, 2020, primarily consisted of a decrease of $0.5 million in clinical trial expenses.

For the nine months ended September 30, 2021, the decrease in ciforadenant costs of $2.0 million as compared to the nine months ended September 30, 2020, primarily consisted of a decrease of $1.6 million in clinical trial expenses and a decrease of $0.4 million in other outside service costs.

For the three months ended September 30, 2021, the increase in mupadolimab costs of $1.9 million as compared to the three months ended September 30, 2020, primarily consisted of an increase of $1.1 million in clinical trial expenses and an increase of $0.8 million in drug manufacturing costs.

For the nine months ended September 30, 2021, the increase in mupadolimab costs of $6.3 million as compared to the nine months ended September 30, 2020, primarily consisted of an increase of $4.4 million in clinical trial expenses, an increase of $0.4 million in licensing expense, an increase of $1.4 million in drug manufacturing costs and in increase of $0.1 million in other outside service costs.

For the three months ended September 30, 2021, the decrease in CPI-818 costs of $0.1 million as compared to the three months ended September 30, 2020, primarily consisted of a decrease $0.2 million in clinical trial expenses, which were partially offset by an increase of $0.1 million in drug manufacturing costs.

For the nine months ended September 30, 2021, the decrease in CPI-818 costs of $1.2 million as compared to the nine months ended September 30, 2020, primarily consisted of a decrease of $0.9 million in clinical trial expenses, a decrease of $0.2 million in drug manufacturing costs, and a decrease of $0.1 million in other outside service costs.

For the three months ended September 30, 2021, other program costs were negligible.

For the nine months ended September 30, 2021, the decrease in other program costs of $0.8 million as compared to the nine months ended September 30, 2020, primarily consisted of a decrease of $0.7 million in drug manufacturing costs and a decrease of $0.1 million in other outside services costs .

For the three months ended September 30, 2021, the decrease in unallocated costs of $1.0 million as compared to the three months ended September 30, 2020, primarily consisted of a decrease of $0.9 million in personnel and related costs and a decrease of $0.1 million in other outside service costs.

For the nine months ended September 30, 2021, the decrease in unallocated costs of $2.6 million as compared to the nine months ended September 30, 2020, primarily consisted of a decrease of $2.2 million in personnel and related costs and a decrease of $0.4 million in other outside service costs.

General and Administrative Expense

For the three months ended September 30, 2021, the decrease in general and administrative expenses of $1.2 million as compared to the three months ended September 30, 2020, primarily consisted of a decrease of $1.0 million in professional service costs and a decrease of $0.2 million in personnel and related costs.

For the nine months ended September 30, 2021, the decrease in general and administrative expenses of $1.7 million as compared to the nine months ended September 30, 2020, primarily consisted of a decrease of $1.0 million in professional service costs and a decrease of $0.7 million in personnel and related costs.

Interest Income and Other Expense, net

For the three months ended September 30, 2021, the decrease in interest income and other expense, net of $0.1 million as compared to the three months ended September 30, 2020, primarily consisted of a decrease in interest income earned due to a decrease in interest rates.

For the nine months ended September 30, 2021, the decrease in interest income and other expense, net of $0.5 million as compared to the nine months ended September 30, 2020, primarily consisted of a decrease in interest income earned due to a decrease in interest rates.

Sublease Income – Related Party

For the three and nine months ended September 30, 2021, sublease income of $0.1 million represents rental income associated with our building sublease to Angel Pharmaceuticals.

Loss from equity method investment

For the three months ended September 30, 2021, the loss from equity method investment of $1.7 million represents our share of Angel Pharmaceutical’s loss for the period.

For the nine months ended September 30, 2021, the loss from equity method investment of $2.3 million represents our share of Angel Pharmaceutical’s loss for the period.

Liquidity and Capital Resources

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $76.3 million, and an accumulated deficit of $257.1 million, compared to cash and cash equivalents and marketable securities of $44.3 million and an accumulated deficit of $223.1 million as of December 31, 2020. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

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

In March 2020, we entered into a Sales Agreement (“the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at the market equity offering program under which Jefferies acts as our sales agent. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. During the nine months ended September 30, 2021, the Company sold 6,609,605 shares under its at-the-market offering program resulting in net proceeds of $29.0 million. As of September 30, 2021, $18.9 million remained for sale under the Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three and nine months ended September 30, 2021. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(29,859)	$(26,571)
Investing activities	23,559	44,306
Financing activities	62,140	87
Net increase in cash and cash equivalents	$55,840	$17,822

Cash Flows from Operating Activities

Cash used in operating activities during the nine months ended September 30, 2021 was $29.9 million, which primarily consisted of a net loss of $34.0 million, adjusted by non-cash charges of $4.6 million, primarily consisting of $3.5 million of stock compensation expense and $2.3 million of loss from equity method investment, an increase of $1.1 million in prepaid and other current assets, an increase of $0.3 million in accounts receivable, a decrease of $0.8 million in accounts payable and accrued and other current liabilities, and an increase in operating lease right-of-use asset of $0.2 million, net of a corresponding increase in operating lease liability.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, cash provided in investing activities was $23.6 million, which consisted of proceeds from maturities of marketable securities of $28.4 million, partially offset by purchases of marketable securities of $4.9 million.

During the nine months ended September 30, 2020, cash provided in investing activities was $44.3 million, which consisted of proceeds from maturities of marketable securities of $78.8 million and proceeds from sales of marketable securities of $1.0 million, partially offset by purchases of marketable securities of $35.5 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $62.1 million, which consisted of $32.0 million in net proceeds from our February 2021 follow-on public offering, $29.0 million in net proceeds from the issuance of common stock through our at-the-market offering program, and $1.2 million in proceeds from the exercise of stock options.

During the nine months ended September 30, 2020, cash provided by financing activities was $0.1 million, which consisted of proceeds from the exercise of stock options.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $76.3 million as of September 30, 2021 and cash, cash equivalents and marketable securities of $44.3 million as of December 31, 2020, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, mupadolimab, CPI-818 and ciforadenant, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $6.0 million, $46.7 million and $46.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and $34.0 million and $33.3 million for the nine months ended September 30, 2021 and 2020, respectively. We had an accumulated deficit of $257.1 million as of September 30, 2021. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize mupadolimab, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

As of September 30, 2021, we had capital resources consisting of cash, cash equivalents and marketable securities of $76.3 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of mupadolimab, CPI-818 or ciforadenant through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – mupadolimab, CPI-818 and ciforadenant – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

As a result, we may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

●	negative or inconclusive results from our clinical trials, the clinical trials of our collaborators, including Angel Pharmaceuticals, or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
●	changes in the COVID-19 pandemic, including the impact of vaccines and therapeutic treatments;
●	product-related side effects experienced by participants in our clinical trials, the clinical trials of our collaborators or by individuals using drugs or therapeutic biologics similar to our product candidates;

●	the extent to which the COVID-19 pandemic may impact our clinical trials;
●	delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the United States Food and Drug Administration (“FDA”) or comparable foreign authorities regarding the scope or design of our clinical trials;
●	delays in enrolling research subjects in clinical trials;
●	high drop-out rates of research subjects;
●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials or the clinical trials of our collaborators;
●	greater than anticipated clinical trial costs;
●	delay in the development, approval or certification of companion diagnostic tests for our product candidates;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

Under our collaboration with Angel Pharmaceuticals, Angel will be responsible for the clinical development and commercialization, including all related expenses, of the licensed pipeline programs in greater China, and for the pre-clinical BTK program globally. It plans to initiate clinical trials in greater China for CPI-818, mupadolimab and ciforadenant and such trials will be subject to many of the same risks as our ongoing clinical programs.

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

Before we can initiate clinical trials in the United States for any of our product and development candidates, we must submit the results of preclinical testing to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations (“CROs”) and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays in the completion of our planned clinical trials for product candidates could significantly affect our product development costs.

While we initiated our Phase 1/1b clinical trial for ciforadenant in January 2016, our Phase 1/1b clinical trial for mupadolimab in cancer in March 2018, our Phase 1/1b clinical trial for CPI-818 in March 2019, we do not know whether any of our other planned trials will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA or foreign regulatory agencies failing to grant permission to proceed or placing the clinical trial on hold;
●	subjects failing to enroll or remain in our trial at the rate we expect;
●	subjects choosing an alternative treatment for the indication for which we are developing mupadolimab, CPI-818 and ciforadenant or other product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	a facility manufacturing mupadolimab, CPI-818 and ciforadenant, any of our other product candidates or any of their components being ordered by the FDA or other regulatory authorities to temporarily or permanently shut down due to violations of good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (“GCP”) or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;
●	one or more Institutional Review Boards (“IRBs”) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
●	patients failing to complete a trial or return for post-treatment follow-up.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For instance, in September 2021, we reported interim data from our Phase 3 clinical trial of mupadolimab for the treatment of COVID-19 and in December 2020 we reported interim data from our Phase 1/1b clinical trial of CPI-818 for the treatment of T-cell lymphoma. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We are currently conducting oncology clinical trials with mupadolimab, CPI-818 and ciforadenant in North America, Australia and South Korea. In addition, Angel Pharmaceuticals currently intends to initiate clinical trials in China for CPI-818, mupadolimab and ciforadenant. While the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted in accordance with GCP requirements, and the FDA must be able to validate the clinical trial data through an on-site inspection, if necessary. If a marketing application is based solely on foreign clinical data, the FDA also requires such data to be applicable to the U.S. population and U.S. medical practice, and for the clinical trials to have been performed by clinical investigators of recognized competence. There can be no assurance the FDA will accept data from trials conducted outside of the United States, including any trials conducted by us or Angel Pharmaceuticals. If the FDA does not accept the data from our or Angel Pharmaceuticals’ clinical trials for mupadolimab, CPI-818 or ciforadenant, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of mupadolimab, CPI-818 and ciforadenant or any other product candidates.

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. In the EU, there is currently no legal definition or classification system for companion diagnostics. Companion diagnostics are deemed to be in vitro diagnostic medical devices, governed by the EU In Vitro Diagnostic Medical Devices Directive (Directive 98/79/EC) (“IVDD”), and are required to conform with the essential requirements of the IVDD. The conformity assessment varies according to the type of in vitro diagnostic medical device. As there is currently no classification system for companion diagnostics, the conformity assessment will vary depending on the companion diagnostics’ characteristics and they will be either subject to a conformity assessment by a notified body or to a self-assessment by the manufacturer (without the intervention of a notified body). On May 25, 2017, the new In Vitro Medical Devices Regulation (“IVDR”) entered into force. The IVDR repeals and replaces the IVDD. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The EU IVDR will become applicable five years after publication (on May 26, 2022). However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the EU IVDR to prevent disruption in the supply of IVDs. Consequently, if the European Parliament and Council adopt the proposed regulation, the EU IVDR will fully apply on May 26, 2022, but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The regulation of companion diagnostics will be subject to further requirements once the IVDR becomes applicable as it introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a certificate of conformity, the notified body will have to seek a scientific opinion from the European Medicines Agency (“EMA“) on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

These modifications may make it more difficult and costly for us to obtain regulatory clearances, approvals or certification for our companion diagnostics or to manufacture, market or distribute our products after clearance or approval is obtained.

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

In February 2021, we initiated a Phase 3 trial with mupadolimab in hospitalized patients with COVID-19. This trial was planned to enroll 1,000 patients at multiple sites in North America, Europe, South Africa and South America. On July 15, 2021, we announced the discontinuation of the Phase 3 clinical trial due to positive trends exhibited by COVID-19 vaccines in lowering serious infection and hospitalization. We are also enrolling patients with lung cancer and head and neck cancer in our Phase 1/1b clinical trial with mupadolimab and with T-cell lymphomas in our Phase 1/1b clinical trial of CPI-818. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

In March 2018, we began enrolling patients in our Phase 1/1b clinical trial evaluating mupadolimab. We have completed the dose escalation stage where patients receive mupadolimab alone and in combination with ciforadenant and we selected the recommended dose of 18 mg/kg and initiated the disease expansion phase in both the monotherapy and the combination arm with ciforadenant of our mupadolimab clinical trial. We are also enrolling patients in the dose escalation phase in the pembrolizumab combination arm of the trial. As of October 15, 2021, approximately 100 patients have been enrolled. No dose-limiting toxicities had been observed at doses up to and including 18 mg/kg. In July 2020, we began enrolling COVID-19 patients in a Phase 1 clinical trial, and in February 2021, a Phase 3 clinical trial of mupadolimab. As of October 15, 2021, no serious adverse events have been observed, however, the follow-up period has necessarily been short. COVID-19 is a poorly understood disease with multiple organ dysfunction and potential adverse effects of mupadolimab in these patients may be difficult to predict.

In March 2019, we initiated a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas and have completed enrollment in the dose escalation portion of the trial. As of October 15, 2021, a limited number of patients have been enrolled and, although no serious adverse events have been observed, the follow-up period has necessarily been short.

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

Further, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For instance, the EU has adopted the Clinical Trials Regulation (“CTR”) in April 2014, which will become applicable as of January 312022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial from January 31, 2021. If a clinical trial continues for more than three years from January 31, 2022 the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

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

While we have not obtained nor have we sought to obtain orphan designation for any product candidate, we believe many of the potential indications of our product candidates, if approved, could qualify for orphan drug exclusivity. For instance, if mupadolimab, CPI-818 or ciforadenant is approved for the treatment of certain solid tumors with small patient populations, such as melanoma, renal or triple-negative breast cancer, it is possible that it could qualify for orphan drug designation with respect to such indications. As a result, we may seek to obtain orphan drug designation for our product candidates for any qualifying indications they may be approved for in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

Kyowa Hakko Kirin has approval in Japan and the US for istradefylline, an A2A antagonist, in Parkinson’s disease. Within oncology, Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial with an A2A antagonist. AstraZeneca plc is conducting clinical trials with oleclumab, an anti-CD73 antibody, and an A2A antagonist both for use in cancer therapy. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics and subsequently by Celgene, and Arcus Biosciences, Inc. are developing A2A receptor antagonists for cancer. Astra Zeneca, Bristol-Myers Squib, and Novartis in partnership with Surface Oncology, Inc. have initiated clinical trials with anti-CD73 antibodies in cancer patients. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab).

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

As of September 30, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 52% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102). On March 9, 2020 we filed a Registration Statement on Form S-3 (File No. 333-237040), covering the offering of up to $200 million of shares of common stock, preferred stock, warrants and units and entered into the Sales Agreement with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of September 30, 2021, we had sold 6,920,339 shares of common stock pursuant to the Sales Agreement. In February 2021, we sold 9,783,660 shares of our common stock for net proceeds of $32.0 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-237040). As of September 30, 2021, $18.9 million remained for sale under the Sales Agreement.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal data of individuals within the EEA, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. On July 16, 2020, the Court of Justice of the European Union, (the “CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating invalidated the EU-US Privacy Shield Framework, (“Privacy Shield”) under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. These recent developments are likely to require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. In addition, the GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, from January 1, 2021, we have to comply with the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. These changes may lead to additional costs and increase our overall risk exposure. On June 28, 2021, the

European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period.

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

Our operations could be subject to adverse events that could cause business disruptions that could seriously harm our operations and financial condition.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

4.4	Form of Warrant	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/25/2021	4.5

10.1	Sublease agreement, dates August 1, 2021, by and between Corvus Pharmaceuticals, Inc. and Angel Pharmaceuticals US Inc.				X

10.2	Eighth Amendment to Office Lease, dated as of September 13, 2021, by and between Corvus Pharmaceuticals, Inc. and ARE 819/863 Mitten Road, LLC				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: November 1, 2021	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2021	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)