Form 10-K
period 2021-12-31
Corvus Pharmaceuticals, Inc.
filed 2022-03-10
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $65.0 million, computed by reference to the closing price as reported on The Nasdaq Stock Market. As of March 10, 2022, 46,553,511 shares of the registrant’s common stock were outstanding.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	The extent to which the COVID-19 coronavirus (“COVID-19”) and related governmental regulations and restrictions may impact our business, including our research, clinical trials, manufacturing and financial condition;
●	our expectations and beliefs regarding the potential benefits of our product candidates;
●	our expectations regarding the clinical effectiveness of our product candidates and utility of our biomarker data;
●	the anticipated timing, costs and conduct of our ongoing and planned clinical trials for mupadolimab (formerly CPI-006), CPI-818 and ciforadenant (formerly CPI-444), and planned preclinical studies and clinical trials for other product candidates in our development programs;
●	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;
●	the timing of the completion of our ongoing clinical trials of mupadolimab, CPI-818 and ciforadenant and the timing and availability of clinical data from such clinical trials;
●	clinical and regulatory development plans with respect to mupadolimab, CPI-818 and ciforadenant and our other product candidates;
●	our expectations regarding the potential market size and the size of the patient populations for mupadolimab, CPI-818 and ciforadenant and our other product candidates, if approved for commercial use;
●	our ability to commercialize mupadolimab and our other product candidates, if approved;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	the pricing and reimbursement of our product candidates, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
●	our or any existing or future collaborator’s ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to establish and maintain collaborations and retain commercial rights for our product candidates in such collaborations;
●	the potential benefits of strategic collaborations, including our collaboration with Angel Pharmaceuticals, and our ability to enter into strategic arrangements;

●	developments and projections relating to our competitors and our industry, including competing therapies;
●	our estimates regarding the effect of changes in the tax code as a result of recent federal tax legislation and uncertainty as to how some of those changes may be applied;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●	our financial performance.

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

●	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
●	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
●	The COVID-19 pandemic could adversely impact our business, including our clinical trials, and financial condition.

●	Our product candidates are in various stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our existing or potential future collaborators advance into clinical trials, including mupadolimab, CPI-818 and ciforadenant, may not have favorable results in later clinical trials, if any, or receive regulatory approval.
●	Any termination or suspension of, or delays in the commencement or completion of, our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
●	We are conducting clinical trials for mupadolimab, CPI-818 and ciforadenant, and we and Angel Pharmaceuticals may in the future, conduct additional clinical trials of product candidates, at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.
●	If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	The occurrence of serious complications or side effects in connection with use of our product candidates, either in clinical trials or post-approval, could lead to discontinuation of our clinical development programs, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business, prospects, operating results and financial condition.
●	We may not be successful in our efforts to identify or discover additional product candidates.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected, or at all.
●	We rely on third parties to conduct some or all aspects of our manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.
●	We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.
●	If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business will be materially and adversely affected.
●	If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
●	We face competition from entities that have developed or may develop product candidates for cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.
●	An active, liquid and orderly market for our common stock may not be sustained.
●	The trading price of the shares of our common stock could be highly volatile, and investors in our common stock could incur substantial losses.

v

Part I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to focus our efforts on the development of immune modulator product candidates with the potential to treat solid cancers, T-cell lymphomas, autoimmune diseases and infectious diseases. We have built a pipeline of five programs, three of which are in clinical development.

Our lead product candidate is mupadolimab (formerly CPI-006), a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies in cancer patients and patients with COVID-19, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. We believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases.

Our next product candidate, CPI-818, is a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T-cell lymphomas. CPI-818 is designed to inhibit the proliferation of certain malignant T-cells, and we believe it also has the potential to regulate the growth of abnormal T cells involved in autoimmunity and allergy.

Our third product candidate, ciforadenant (formerly CPI-444), is an oral, small molecule antagonist of the A2A receptor for adenosine with which we completed a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab) for patients with either advanced or refractory renal cell cancer (“RCC”). Ciforadenant is designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor.

Our molecularly targeted product candidates are designed to exhibit a high degree of specificity, which we believe has the potential to provide greater safety compared to other cancer therapies and may facilitate their development either as monotherapies or in combination with other cancer therapies such as immune checkpoint inhibitors or chemotherapy.

We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immunology focused assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates (other than in greater China).

Our diverse and versatile product candidates have also enabled us to address markets in foreign markets. In October 2020, we announced the formation and launch of Angel Pharmaceuticals Co., Ltd. (“Angel Pharmaceuticals”), a new China based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We formed Angel Pharmaceuticals as a wholly owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital. Such cash is not available for our use. Contemporaneously with the financing, Angel Pharmaceuticals licensed the rights to develop and commercialize our three clinical-stage candidates – mupadolimab, CPI-818 and ciforadenant – in greater China and obtained global rights to our BTK inhibitor preclinical programs. Under the collaboration, we currently have a 49.7% equity interest in Angel Pharmaceuticals, excluding 7% of Angel’s equity reserved for issuance under the Employee Stock Ownership Plan (“ESOP”), and are entitled to designate three individuals on Angel’s five-person Board of Directors.

Product Pipeline

Our product candidate pipeline includes the following:

Mupadolimab, B-Cell Activating anti-CD73 antibody. CD73 is an ectonucleotidase often found on lymphocytes, tumors and other tissues and is believed to play an important role in tumor immune suppression by catalyzing the production of extracellular adenosine. CD73 also is a cellular adhesion molecule involved in lymphocyte activation and trafficking to lymphoid tissues. CD73 is expressed in lymph nodes where it plays a role in immune response to antigens. These functions of CD73 are independent of adenosine production.

Mupadolimab is an investigational, humanized, engineered anti CD73 monoclonal antibody that is designed to bind to a critical epitope involved in B cell signaling, which are the cells responsible for antibody production and presentation of antigens to T cells, which are involved in cell mediated immunity to cancers and infectious agents. In preclinical studies, mupadolimab bound to B cells and triggered signaling, that resulted in activation of B cells and expression of cell surface markers involved in lymphocyte trafficking. In clinical studies, both cancer patients and patients with COVID-19 treated with mupadolimab experienced activation of B cells into antigen specific antibody producing cells. In patients, mupadolimab activated B cells, resulting in morphological and surface marker changes consistent with B cell differentiation into antibody secreting plasma cells and memory B cells, the cells responsible for immunologic memory.

Mupadolimab is also designed to inhibit the production of adenosine by blocking the catalytic conversion of adenosine monophosphate to adenosine. In the tumor microenvironment, inhibition of the production of adenosine is believed to reduce tumor mediated immunosuppression.

●	Mupadolimab has potential features that we believe could distinguish it from other reported anti-CD 73 antibodies in clinical development:
o	Designed to activate B cells;
o	Absence of a “hook effect.” This suggests that mupadolimab may exhibit consistent blocking of enzymatic activity over broad range of antibody concentrations with no loss of antibody binding or enzyme inhibition at higher antibody concentrations; and
o	Did not induce loss of CD 73 target from cell surface in preclinical studies.

Our work in both cancer and viral diseases, such as COVID-19, have provided important insights and data into how we may best utilize the potential properties of our antibody candidate in the clinic. Our studies have uncovered a novel potential mechanism of action: mupadolimab is designed to activate B cells which may then be driven into antibody producing plasma cells by the presence of tumor associated antigens within the tumor. Recent work by several groups have highlighted the importance of B cells in anti-tumor immunity. As published in Nature in 2020, investigators have shown that B cell infiltration in some tumors were strong predictors of response to immunotherapies and predictors of favorable outcomes.

Cancer cells are known to express neoantigens. These antigens are derived from mutations that occur in the genome of the cancer cells. We believe that if sufficient immune responses to these antigens can be generated, it could have a beneficial effect on tumor growth or response to therapies. Various immunotherapies are now approved to enhance immune responses to tumor antigens such as anti-PD1 antibodies. In addition to neoantigens resulting from mutations, viruses can also lead to cancers, which express viral antigens that are potential targets of immunotherapies. Human papilloma virus (HPV) for example, is associated with oropharyngeal, cervical, anal, vulvar, penile and other cancers. Recent data from others have revealed that B cells in the tumor microenvironment of oropharyngeal cancers are producing antibodies to HPV related antigens that are expressed within the tumors.

The findings that mupadolimab stimulated immune responses through B cell activation has motivated us to conduct further studies of this agent in combination with anti PD1 antibodies. The rationale is that synergies may be achieved by combining activation of B cells, or stimulation of immune response, with checkpoint inhibitors such as anti PD1 antibodies, which remove the brakes on immune system. We believe mupadolimab has the potential to improve on existing immunotherapies by simultaneously stepping on the gas (stimulating) and simultaneously releasing the brakes of the immune system.

Mupadolimab Oncology Phase 1/1b Clinical Trial

In February 2018, we initiated a Phase 1/1b clinical trial with mupadolimab administered alone and in combination with ciforadenant, and in combination with pembrolizumab, and in a triplet combination of mupadolimab, ciforadenant and pembrolizumab. As of March 1, 2022, we have enrolled over 110 patients on this trial at doses of up to 24 mg/kg every three weeks. Key findings from this trial as of March 1, 2022 include the observation that mupadolimab was well-tolerated and evidence of B-cell activation and lymphocyte trafficking was observed in patients that received single doses as low as 1 mg/kg. Treatment with mupadolimab was also associated with increases in memory B-cells in the blood, the emergence of new B-cell clones and, in some patients, the production of novel anti-tumor antibodies.

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

At the 2021 Annual Meeting of the Society for Immunotherapy of Cancer (“SITC”) in November 2021, we presented interim data demonstrating anti-tumor activity in NSCLC and head and neck cancer (“HNSCC”) patients treated with 12 mg./kg. or greater of mupadolimab as a single agent, in combination with ciforadenant, in combination with pembrolizumab or in combination with pembrolizumab and ciforadenant. These patients had advanced refractory disease and failed a median of three prior therapies. All but one had failed therapy with prior anti PD(L)-1 antibodies. There were sixteen evaluable NSCLC and HNSCC patients. Seven patients achieved tumor regression, which did not meet the criteria for partial response by RECIST. However, for the patients that showed tumor regression, six patients had progressive disease as their best response to their last treatment prior to entering the Phase 1/1b clinical trial, which indicates that the tumors in these patients were not responsive to their last therapy. The seven patients who showed tumor regression on the trial were treated for a period of 4.5 to 12.5 months.

Based on the interim results presented at SITC, we plan to initiate a randomized Phase 2 clinical trial of mupadolimab as a front-line therapy for the treatment of patients with advanced NSCLC. The randomized, blinded trial will compare standard chemotherapy plus pembrolizumab (anti-PDL-1) with or without mupadolimab. The trial is planned to enroll approximately 150 patients with any tumor PDL-1 expression. The primary endpoint for the study will be progression free survival (“PFS”) and secondary endpoints will include objective response rate and overall survival.

In February 2021, we initiated a Phase 3 trial evaluating a single dose of mupadolimab in a global, randomized, double-blind trial designed to evaluate the efficacy and safety of mupadolimab compared to placebo in hospitalized patients with mild-to-moderate COVID-19. On July 15, 2021, we announced that we discontinued our Phase 3 clinical trial due to positive trends exhibited by COVID-19 vaccines in lowering serious infection and hospitalizations due to COVID-19. The discontinuation was not related to any safety or efficacy issues observed in the trial patients. On September 21, 2021, we published preliminary results of our discontinued Phase 3 trial. The primary endpoint of the trial was the proportion of patients free from respiratory failure or death within 28 days after receiving either mupadolimab 2mg/kg, 1mg/kg or placebo. Forty patients were enrolled in the clinical trial. In the 2mg/kg cohort, 93.3% of patients were alive and free from respiratory failure compared to 85.7% in the 1mg/kg cohort and 81.1% in the placebo. Secondary endpoints also favored mupadolimab treatment cohorts. Due to the number of participants enrolled in the trial before it was discontinued, the foregoing results were not sufficiently powered for statistical significance.

We hold a nonexclusive, worldwide license (except for greater China) for all fields of use under Scripps’ rights in a hybridoma clone expressing an anti-CD73 antibody, and to progeny, mutants or unmodified derivatives of such hybridoma and any antibodies expressed by such hybridoma. In 2016, we filed a patent application covering the composition of matter of mupadolimab. In 2019, we filed patent applications covering the use of mupadolimab for immunomodulation and enhancement of anti-tumor immunity. In 2020, we filed a provisional U.S. patent application directed to the use of mupadolimab in the treatment of COVID-19 and other infectious diseases.

CPI-818, ITK Inhibitor. CPI-818 is an investigational selective, orally bioavailable, covalent inhibitor of ITK designed to have low nanomolar affinity. ITK, an enzyme that functions in T cell signaling and differentiation, is expressed predominantly in T cells, which are lymphocytes that play a vital role in immune responses. One of the key survival mechanisms of tumors is believed to be the reprogramming of T cells to create an inflammatory environment that inhibits anti-tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of T cell anti-tumor immunity and may be useful in the treatment of T cell lymphomas.

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

In December 2020 at the American Society of Hematology Annual Meeting, we presented preliminary Phase 1/1b clinical data with CPI-818in refractory T cell lymphomas in patients receiving adequate doses of the drug. The data presented was as follows:

●	Of the seven evaluable patients with PTCL, there were two objective tumor responses as of the cut-off date of October 5, 2020:
o	One patient, who previously failed chemotherapy and high dose chemotherapy with autologous bone marrow transplantation, achieved a complete response (“CR”) with CPI-818 at month 8 that remained ongoing after 12 months on study. The patient received CPI-818 for 12 months and the CR persisted beyond discontinuation of therapy (per the study protocol, the patient stopped receiving therapy after 12 months on study).
o	One patient who failed multiple prior therapies achieved a partial response at four months on therapy. This patient then went on to receive a bone marrow transplant.
●	Of the 11 evaluable patients with CTCL:
o	One patient achieved a complete response in lymph node disease and continued to have stable cutaneous disease at more than 12 months on therapy as of November 2, 2020.
o	Three patients achieved stable disease on therapy for between 3 and 5 months.
●	There was a dose dependent increase in receptor occupancy, with trough occupancy >75% observed at the 200, 400 and 600 mg doses.
●	No dose limiting toxicities and no grade 3 or 4 treatment related adverse events have been observed to date.

Based on the interim results from our Phase 1/1b clinical trial, Angel Pharmaceuticals, has joined this clinical trial with a goal of enrolling patients with PTCL. PTCL is more common in China than the United States representing approximately 26% of non-Hodgkins lymphomas in China. In January 2022, Angel Pharmaceuticals announced the enrollment of the first patient in the clinical trial.

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

We also have shown in vitro that ciforadenant blocked adenosine mediated immunosuppression by restoring T cell function. In addition, we have shown anti-tumor activity in mice for a significant time following oral administration, which appeared to be mediated through a long lasting memory immune response.

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

A significant body of data indicates that targeting the adenosine cancer axis through the A2A receptor can promote anti-tumor immune responses leading to tumor regression. Consistent with studies of the inhibition of the A2A receptor, A2A receptor gene knockout mice, which completely lack expression of the A2A receptor, exhibit improved anti-tumor immunity. In addition, several preclinical tumor model studies have shown that treatment with A2A receptor inhibitors leads to tumor regression that is enhanced when administered in combination with various other checkpoint inhibitors, such as anti-PD-1 therapies and anti-CTLA 4 therapies. Preclinical studies in animal tumor models have examined use of ciforadenant in combination with anti PD1, in combination with anti CTLA4 and as a triplet of ciforadenant, anti PD1 and anti CTLA-4 antibodies. In our published studies in Cancer Immunology Research, combinations of ciforadenant with anti CTLA-4 have resulted in a high portion of cured animals, even when administered to animals with established tumors. These results provided the rationale for the use of ciforadenant in combination with nivolumab and ipililumab in renal cell cancer patients.

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

Interim Results Published in the Journal Cancer Discovery

Results in 68 patients with treatment-refractory RCC were published in January 2020 in the journal Cancer Discovery.

Key findings from the published results include:

●	Disease control for more than 6 months was observed in 39% and 17% of patients receiving combination therapy and monotherapy, respectively.
●	For patients receiving combination therapy, 11% experienced a confirmed partial response (“PR”) (as determined by RECIST criteria). Several additional patients experienced tumor regression not meeting the criteria for a PR. For patients receiving monotherapy, one patient experienced a confirmed PR, one experienced an unconfirmed PR, and several patients experienced tumor regression not meeting the PR criteria.
●	Responses were seen in both the combination therapy and monotherapy arms, and in patients who failed prior anti-PD-(L)1 therapy.
●	Progression-free survival (as assessed by RECIST criteria) was 5.8 months with combination therapy and 4.1 months with monotherapy.
●	Overall survival (OS) was 90% at 25 months follow-up with combination therapy and 69% at 16 months follow-up with monotherapy.
●	Combination therapy was superior to monotherapy with respect to OS, response rate, disease control rate and progression-free survival.

●	The recently described adenosine gene signature (AdenoSig) showed a statistically significant correlation with tumor response and disease control rates (p<0.008). We evaluated adenosine gene signatures in pretreatment biopsies from 30 patients. Of the patients showing a low adenosine gene signature, none exhibited signs of tumor regression. In contrast, patients with a high adenosine gene signature had a 17% (N=18) overall response rate by RECIST criteria.
●	Ciforadenant was well tolerated with grade 3 adverse events that were infrequent (less than 5%) and reversible.

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

Updated Data at the ASCO20 Virtual Scientific Program

Updated data on 51 RCC patients that were treated with ciforadenant monotherapy or in combination with Genentech’s Tecentriq® (atezolizumab), an anti-PD-L1 antibody, and whose tumors were biopsied to test with the adenosine gene signature was reported at ASCO 2020. The key updates from the presentation include:

●	31 patients (30 evaluable) were positive for the adenosine signature and 20 patients were negative. Patients had a median of three prior therapies, including 86% that failed a prior anti-PD-(L)1 therapy.
●	In the AdenoSig positive group, there were five PRs, (as assessed by RECIST criteria) for an ORR of 17% and six additional patients that had tumor regression not meeting the criteria for a PR.
●	In the AdenoSig negative group, there were no PRs and no patients with tumor regression.
●	In the AdenoSig positive group, the progression free survival curve plateaued at 23% at 40 weeks, compared to declining to 0% in the AdenoSig negative group.

We are now planning a Phase 1b/2 clinical trial of ciforadenant in a triplet combination with ipilimumab, and nivolumab. We plan to conduct this clinical trial with the Kidney Cancer Consortium. The trial is planned to enroll approximately 60 patients. The endpoint of the trial is deep response rate defined as greater than 50% reduction of tumor volume. Deep response rates in renal cell cancer have been found to correlate with long term progression free survival. The adenosine signature biomarker will also be evaluated in tumor biopsy specimens.

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

Manufacturing

We do not own or operate, and currently have no plans to establish any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize. We are able to internally produce small quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our research and development needs. However, we currently rely, and expect to continue to rely, on a number of contract manufacturers to produce sufficient quantities of our product candidates for use in more lengthy preclinical development and clinical trials and in relation to any future commercialization of our product candidates. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This strategy allows us to maintain a more efficient infrastructure, avoid depending on our own manufacturing facility and equipment while simultaneously enabling us to focus our expertise on developing our products. Although we believe we have multiple potential sources for the manufacturing of our product candidates, we currently rely on several different manufacturers who supply different components of the ciforadenant and CPI-818 molecules, on one manufacturer for mupadolimab drug substance and other third-party manufacturers to produce our other product candidates.

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

Kyowa Hakko Kirin has approval in Japan and the United States for istradefylline, an A2A antagonist, in Parkinson’s disease. Within oncology, Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial with an A2A antagonist. AstraZeneca plc is conducting clinical trials with an A2A antagonist for use in cancer therapy. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, which was acquired by Juno Therapeutics and subsequently by Celgene, and Arcus Biosciences are developing A2A receptor antagonists for cancer. Astra Zeneca, Bristol-Myers Squib, and Novartis, in partnership with Surface Oncology, have initiated clinical trials with anti-CD73 antibodies in cancer patients. Recently, Astra Zeneca reported positive results in a Phase 2 clinical trial in Stage 3 NSCLC with the combination of durvalumab and their anti CD73 antibody, oleclumab. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab). Janssen Pharmaceuticals and AbbVie are co-marketing Imbruvica (ibrutinib), which is a small molecule inhibitor of the kinase BTK that has also been reported to inhibit ITK.

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

We have in-licensed patents and patent applications directed to certain of our product candidates and related uses thereof. We also possess and in-license substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. As of January 20, 2022, our owned and licensed patent portfolio consisted of fourteen licensed U.S. issued patents, one licensed U.S. pending patent applications, six owned U.S. issued patents, twelve owned U.S. pending patent applications, and one owned U.S. provisional patent applications directed to mupadolimab, CPI-818 and ciforadenant, and certain of our other proprietary technology, inventions, improvements or other potential product candidates. In addition, our owned and licensed patent portfolio included thirty-eight licensed patents, eight licensed patent applications, three owned patents, and seventy-one owned patent applications pending in jurisdictions outside of the United States that are foreign counterparts to one or more of the foregoing U.S. patents and patent applications. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, Japan, Australia and China.

With respect to the immuno-oncology product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued United States patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. The issued United States patents we license from Vernalis directed to the composition of matter of ciforadenant and its method of use for treating disorders treatable by purine receptor blocking are expected to expire between May 2022 and July 2029, excluding any patent term extension that may be available. The granted U.S. and foreign patents and pending U.S. and foreign patent application and PCT International patent applications, if granted as patents, that we own directed to the composition of matter and methods of treatment for mupadolimab are expected to expire between December 2036 and June 2037, excluding any patent term extension that may be available. The granted U.S. and foreign patents and pending U.S. and foreign patent applications, if granted as patents, that we own directed to the composition of matter and methods of treatment for CPI 818 are expected to expire November 2037, excluding any patent term extension that may be available. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Upon execution of the agreement, we made a one-time cash payment to Scripps of $10,000 and are also obligated to pay a minimum annual fee to Scripps of $25,000. The first minimum annual fee payment is due on the first anniversary of the effective date of the agreement and will be due on each subsequent anniversary of the effective date for the term of the agreement. We are also required to make performance-based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.6 million. We are also required to pay royalties on net sales of licensed products (including mupadolimab) sold by us, our affiliates and our sublicensees at a rate in the low-single digits. In addition, should we sublicense the rights licensed under the agreement, we have agreed to pay a percentage of sublicense revenue received at single digit percentages based on the achievement of development milestones.

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

Genentech Collaboration Agreements

In October 2015, we entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of ciforadenant combined with Genentech’s investigational cancer immunotherapy, Tecentriq, a fully humanized monoclonal antibody targeting PD-L1, in a variety of solid tumors in our Phase 1/1b clinical trial. Pursuant to this agreement, we will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of Genentech. Genentech will supply Tecentriq. At this time, no further patients are being enrolled in this trial. As part of the agreement, we granted Genentech certain rights of first negotiation to participate in future clinical trials that we may conduct evaluating the administration of ciforadenant in combination with an anti-PD-1 or anti-PD-L1 antibody. If we do not reach agreement on the terms of any such participation by Genentech within a specified time period, we retain the right to collaborate with third parties in such activities. We also granted Genentech certain rights of first negotiation should we decide to license development and commercialization rights to ciforadenant. Should we not reach agreement on the terms of such a license within a specified time of period, we retain the right to enter into a license with another third party. This agreement will expire after a set period of time following the provision by us of the final clinical study report to Genentech, which has not yet been finalized.

In May 2017, we entered into a second clinical trial collaboration agreement with Genentech. Under the new agreement, ciforadenant administered in combination with Tecentriq will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with NSCLC who are resistant and/or refractory to prior therapy with an anti-PD-(L)1 antibody. This study has completed patient enrollment of 16 patients. Genentech was responsible for the conduct of the study and we will share the cost of the Phase 1b/2 trial, which began enrolling patients in the fourth quarter of 2017. We are responsible for supplying ciforadenant and retain global development and commercialization rights to ciforadenant. This agreement will expire after a set period of time following the provision by Genentech of a final study report to us.

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

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
●	Phase 2: The product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.
●	Phase 3: The product candidate is administered to an expanded patient population to provide statistically significant evidence of clinical efficacy and further test for safety, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA or BLA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (“REMS”) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

In addition, the Pediatric Research Equity Act (“PREA”), which requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug or biologic also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a product candidate for seven years if a competitor obtains approval of the same drug or biologic as defined by the FDA or if such product candidate is determined to be contained within the competitor’s product for the same indication or disease. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

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

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for approval, including a product candidate with a Fast Track designation or Breakthrough Therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A BLA or NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of original BLAs and new molecular entity NDAs under its standard review goals.

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

Any drug products manufactured or distributed pursuant to FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug and biologics manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”) or a NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we are be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials, and any commercial sales and distribution of our product once approved.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product candidates in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-Clinical Studies and Clinical Trials

Similar to the U.S., the various phases of non-clinical and clinical research in the European Union (“EU”) are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements

Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies.

Clinical studies of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorised, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practices (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization (“MA”). To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a marketing authorization application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product.

“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the European Medicines Agency’s (“EMA”) Committee for Human Medicinal Products (“CHMP”) and are valid across the entire territory of the EU. The centralized procedure is compulsory for human types of medicines such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) medicinal products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced therapy medicinal products (“ATMPs”), such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases and in particular for any other products containing new active substances not authorized in the EU or for product candidates which constitute a significant therapeutic, scientific, or technical innovation or for which the granting of authorization would be in the interests of public health in the EU. It is likely that the centralized procedure would apply to the product candidates we are developing.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a MAin no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from

PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

The application for orphan drug designation must be submitted before the MAA. Orphan medicinal products are eligible for incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure and are, upon grant of a MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During the ten-year market exclusivity period, the regulatory authorities cannot accept another MAA, or grant a MA, or accept an application to extend an existing MA for a period of ten years for the same indication, in respect of a similar medicinal product. An orphan product can also obtain an additional two years of market exclusivity in the EU for orphan medicinal products that have also complied with an agreed pediactric investigation plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. In addition, MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all member states and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MAAs must include a risk management plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorizations, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices are regulated by Directive 98/79/EC which regulates the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufacturers and devices as well as the vigilance procedure. In vitro diagnostic medical devices must comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics will be subject to further requirements once the in-vitro medical diagnostic devices Regulation (No 2017/746) (“IVDR”) will become applicable on 26 May 2022. However on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council voted to adopt the proposed regulation on December 15, 2021 and the regulation entered into force on January 2022. The IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a MMA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

The aforementioned EU rules are generally applicable in the EEA.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical and biological products, other U.S. federal and state and foreign healthcare regulatory laws restrict business practices in the pharmaceutical industry, which include, but are not limited to, state and federal anti-kickback, fraud & abuse, false claims, consumer fraud and transparency laws regarding drug pricing and payments or other transfers of value made to physicians and other licensed healthcare professionals. These laws may affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with physicians, customers and third party payors including discount practices, customer support, education and training programs, physician consulting and other service arrangements. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off label. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Such laws include:

●	The federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;
●	The federal false claims laws, including the False Claims Act, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	The Physician Payments Sunshine Act, which imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and “transfers of value” provided to physicians (as defined by statute), certain non-physician practitioners including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system and international healthcare systems. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures. Any reduction in reimbursement from Medicare or other government funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

Research and Development Expenses

Our research and development expenses were $29.1 million, $31.8 million and $38.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

Human Capital Resources

As of December 31, 2021, we had 28 total employees, all of whom were full-time and 21 of whom were primarily engaged in research and development activities.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We strive to attract and retain the most talented employees in the industry by offering competitive compensation and benefits that support their health, financial and emotional well-being. The principal purposes of our compensation plans are to attract, retain and motivate selected employees and directors. We use a combination of fixed and variable compensation including base salary, cash-based performance bonuses and stock-based compensation awards.

Facilities

We currently lease a total of approximately 27,280 square feet of office and research and development facilities in Burlingame, California. 7,585 square feet are subleased to Angel Pharmaceuticals through February 2023. Our lease expires in 2025. We regularly explore alternatives which would provide us with additional space to accommodate our anticipated growth.

Corporate Information

We were incorporated in Delaware on January 27, 2014 and began operations in November 2014. Our principal executive offices are located at 863 Mitten Road, Suite 102, Burlingame, California 94010, and our telephone number is (650) 900 4520. Our website address is http://www.corvuspharma.com. The information on our website is not incorporated by reference in this Annual Report on Form 10 K or in any other filings we make with the SEC.

We are a “smaller reporting company” as defined in the Exchange Act. We take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, mupadolimab, CPI-818 and ciforadenant, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $43.2 million, $6.0 million and $46.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. We had an accumulated deficit of $266.4 million as of December 31, 2021. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize mupadolimab, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2014, the majority of our efforts have been focused on the research and development of mupadolimab, CPI-818 and ciforadenant. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of ciforadenant, mupadolimab, and CPI-818, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of mupadolimab, CPI-818 and ciforadenant or any other product candidates.

As of December 31, 2021, we had capital resources consisting of cash, cash equivalents and marketable securities of $69.5 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of ciforadenant, mupadolimab or CPI-818 through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the 2020 Sales Agreement and 2021 Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – mupadolimab, CPI-818 and ciforadenant – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

●	the type, number, scope, progress, expansions, results of and timing of our ongoing and planned clinical trials of mupadolimab, CPI-818 and ciforadenant and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future;
●	the impact of changes in the COVID-19 pandemic, including the impact of vaccines and therapeutic treatments;
●	the need for, and the progress, costs and results of, any additional clinical trials of mupadolimab, CPI-818 and ciforadenant or any of our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the United States Food and Drug Administration (“FDA”) or other regulatory agencies, including any additional trials the FDA or other regulatory agencies may require;
●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

●	the costs and timing of obtaining or maintaining manufacturing for mupadolimab, CPI-818 and ciforadenant and our other product candidates, including commercial manufacturing if any product candidate is approved;
●	the costs and timing of establishing sales and marketing capabilities;
●	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
●	the terms and timing of establishing collaborations, license agreements and other partnerships;
●	whether the FDA or other regulatory agencies accepts data from any clinical trials of our product candidates conducted by Angel Pharmaceuticals in China;
●	costs associated with any new product candidates that we may develop, in-license or acquire;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	general economic conditions, such as rising inflation;
●	the effect of competing technological and market developments;
●	our ability to attract, hire and retain qualified personnel;
●	our ability to establish and maintain partnering arrangements for development; and
●	the costs associated with being a public company.

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

The COVID-19 pandemic has spread to most countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As the COVID-19 pandemic continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

●	risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
●	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
●	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, mupadolimab, ciforadenant and CPI-818. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

As a result, we may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

●	negative or inconclusive results from our clinical trials, the clinical trials of our collaborators, including Angel Pharmaceuticals, or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
●	changes in the COVID-19 pandemic, including the impact of vaccines and therapeutic treatments;
●	product-related side effects experienced by participants in our clinical trials, the clinical trials of our collaborators or by individuals using drugs or therapeutic biologics similar to our product candidates;
●	the extent to which the COVID-19 pandemic may impact our clinical trials;
●	delays in submitting Investigational New Drug applications (“INDs”) or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
●	delays in enrolling research subjects in clinical trials;
●	high drop-out rates of research subjects;
●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials or the clinical trials of our collaborators;
●	greater than anticipated clinical trial costs;
●	delay in the development, approval or certification of companion diagnostic tests for our product candidates;
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDA or BLA to the FDA or comparable marketing applications to foreign regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market ciforadenant, mupadolimab or CPI-818, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure our stockholders that ciforadenant, mupadolimab or CPI-818 will be successfully developed or commercialized. If we or any of our existing or potential future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize ciforadenant, mupadolimab or CPI-818, we may not be able to generate sufficient revenue to continue our business.

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

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating mupadolimab in cancer patients. The trial is designed to enroll successive cohorts of patients with advanced cancers who will receive increasing doses of mupadolimab both alone, or in combination with ciforadenant and/or pembrolizumab. As of February 15, 2022, mupadolimab has been generally well tolerated in the clinical trial at doses up to 24 mg/kg. However, CD73 is involved in several physiological systems and the administration of anti-CD73 antibodies such as mupadolimab could result in unforeseen safety issues. Similar to our Phase 1/1b clinical trial of ciforadenant, it is possible that patients enrolled in our Phase 1/1b clinical trial for mupadolimab could respond in unexpected ways and that the administration of mupadolimab in combination with ciforadenant and pembrolizumab could exacerbate immune system related adverse events. As a result, there can be no assurance that we will be able to generate favorable safety and efficacy data for mupadolimab or that we will be able to successfully complete our Phase 1/1b clinical trial.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (“EU”) recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as clinical research organizations (“CROs”), may impact our developments plans.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

Any termination or suspension of, or delays in the commencement or completion of, our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials in the United States or in foreign countries for any of our product and development candidates, we must submit the results of preclinical testing to the FDA or foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar application. In addition, we may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA or foreign regulatory authorities may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND or similar, which may lead to additional delays and increase the costs of our preclinical development. Delays in the completion of our planned clinical trials for product candidates could significantly affect our product development costs.

While we initiated our Phase 1/1b clinical trial for ciforadenant in January 2016, our Phase 1/1b clinical trial for mupadolimab in cancer in March 2018 and our Phase 1/1b clinical trial for CPI-818 in March 2019, we do not know whether any of our other planned trials, including a planned Phase 2 clinical trial evaluating mupadolimab as a potential first-line therapy in NSCLC patients and a planned Phase 2 clinical trial evaluating ciforadenant as a potential first-line therapy in RCC patients, will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA or foreign regulatory authorities failing to grant permission to proceed or placing a clinical trial on hold;
●	subjects failing to enroll or remain in our trial at the rate we expect;
●	subjects choosing an alternative treatment for the indication for which we are developing mupadolimab, CPI-818 and ciforadenant or other product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	a facility manufacturing mupadolimab, CPI-818 and ciforadenant, any of our other product candidates or any of their components being ordered by the FDA or other regulatory authorities to temporarily or permanently shut down due to violations of good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (“GCP”) or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;
●	one or more Institutional Review Boards (“IRBs”) or other reviewing bodies refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
●	patients failing to complete a trial or return for post-treatment follow-up.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or other reviewing bodies for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

We are conducting oncology clinical trials with mupadolimab, CPI-818, and ciforadenant in North America, Australia and South Korea. In addition, Angel Pharmaceuticals has initiated a clinical trial in China for CPI-818 and plans to initiate clinical trials for mupadolimab and ciforadenant and we expect its clinical trial activity in China to be part of our planned global pivotal study for ciforadenant. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or such foreign regulatory authority does not accept the data from our or Angel Pharmaceuticals’ clinical trials for ciforadenant, mupadolimab or CPI-818, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of mupadolimab, CPI-818 and ciforadenant or any other product candidates.

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (“IVDR”) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will, however, only become applicable in May 2022, and on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council voted to adopt the proposed regulation on December 15, 2021 and the regulation entered into force on January 2022. The IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation..

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

We are enrolling patients with NSCLC and HNSCC in our Phase 1/1b clinical trial of mupadolimab and patients with T-cell lymphomas in our Phase 1/1b clinical trial of CPI-818 and plan to enroll patients with NSCLC in our planned Phase 2 clinical trial of mupadolimab and patients with RCC in our planned Phase 2 clinical trial of ciforadenant. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials for mupadolimab, CPI-818 and ciforadenant and expect to continue to be dependent on third parties to conduct any additional future clinical trials of mupadolimab, CPI-818 and ciforadenant and preclinical and clinical trials for our other product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the European Union and comparable foreign regulatory authorities for all of our product candidates in clinical development.

Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA, BLA or other applications we submit by the FDA or foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing mupadolimab, CPI-818 and ciforadenant or our other product candidates.

We rely on third parties to conduct some or all aspects of our manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we may not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support future IND or other submissions and approval of our product candidates. These difficulties may be exacerbated as a result of the ongoing COVID-19 pandemic. Furthermore, any of these third parties may terminate its engagement with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities, and we may not be able to negotiate alternative arrangements on commercially reasonable terms, or at all.

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

In addition, the supply chain for the manufacturing of our product candidates is complicated and can involve several parties. If we were to experience any supply chain issues, including as a result of the COVID-19 pandemic, our product supply could be seriously disrupted. We expect that the logistical challenges associated with our supply chain will grow more complex as we expand enrollment in our clinical trials for mupadolimab and CPI-818 and as we commence any clinical trials for additional product candidates.

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

Following potential approval of any of our product candidates, the FDA or foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of mupadolimab, CPI-818 and ciforadenant or any other product candidate, such candidate will also be subject to ongoing FDA or foreign regulatory authorities requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

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

The FDA has the authority to require a risk evaluation and mitigation strategy (“REMS”) as part of an NDA or BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. Similar risk exist in foreign jurisdictions.

In addition, if mupadolimab, CPI-818 and ciforadenant or any of our other product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA and foreign regulatory authorities strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

The ability of the FDA and foreign regulatory authorities to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics or modifications to approved drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Mupadolimab, which we are evaluating in a Phase 1/1b oncology clinical trial is a biological product. We believe that mupadolimab and any of our future product candidates, if approved as a biological product under a BLA, should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Jurisdictions in addition to the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

We may fail to obtain orphan drug designations from the FDA for our product candidates, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

While we have not obtained nor have we sought to obtain orphan designation for any product candidate, we believe many of the potential indications of our product candidates, could qualify for orphan drug designation. As a result, we may seek to obtain orphan drug designation for our product candidates in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

In October 2020, we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – mupadolimab, CPI-818 and ciforadenant – in greater China and obtained global rights to our BTK inhibitor preclinical programs. While certain of our executive officers and directors will initially be on the board of directors of Angel Pharmaceuticals, we have limited control over it and so we will be subject to many of the same risks set forth above with respect to all collaborations. Additionally, any actions taken by the Chinese government to implement trade policy changes, financial restrictions, or increased regulatory scrutiny on U.S. companies could negatively impact Angel Pharmaceuticals. For instance, China has previously taken or threatened to take trade and other actions in retaliation against U.S. policies, and is likely to continue to do so. Past or future developments in this regard may have a material adverse effect on the economies, financial markets, and currency exchange rates in China and the United States. Tensions between the United States and China have increased over the past few years as a result of disputes in areas including trade policy, intellectual property, cybersecurity and data privacy, as well as due to geopolitical conflicts such as the war between Ukraine and Russia. Our interests in Angel Pharmaceuticals could be harmed if relations between the United States and China worsen or if either government imposes additional policies, tariffs or sanctions and our business could encounter increased regulatory scrutiny in China, as well as adverse media or public attention in China, as a result of the deteriorating bilateral relationship

Angel Pharmaceuticals will also be subject to many of the same risks that are set forth in this “Risk Factors” section pertaining to operations, government regulation, and intellectual property, which may adversely affect Angel Pharmaceuticals’ ability to develop and commercialize products.

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

Kyowa Hakko Kirin has approval in Japan and the US for istradefylline, an A2A antagonist, in Parkinson’s disease. Within oncology, Novartis has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial with an A2A antagonist. AstraZeneca plc is conducting clinical trials with an A2A antagonist for use in cancer therapy. Merck KgaA has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics and subsequently by Celgene, and Arcus Biosciences, Inc. are developing A2A receptor antagonists for cancer. Astra Zeneca, Bristol-Myers Squib, and Novartis in partnership with Surface Oncology, Inc. have initiated clinical trials with anti-CD73 antibodies in cancer patients. Recently, Astra Zeneca reported positive results in a phase 2 clinical trial in Stage 3 NSCLC with the combination of durvalumab and their anti CD73 antibody, oleclumab. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech (atezolizumab) and AstraZeneca (durvalumab, tremelimumab).

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

We intend to seek approval to market our product candidates in both the United States and in foreign jurisdictions. In some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials to compare the cost-effectiveness of our product candidates to other available therapies, which is time-consuming and costly. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Although we do not currently have any products on the market, if we obtain FDA or foreign approval for any of our product candidates and begin commercializing those products in the United States or abroad, our operations may be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal, state and foreign healthcare laws and regulations. These laws will affect our operations, sales and marketing practices, and our relationships with physicians and other customers and third-party payors. Such laws include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;
●	the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members. Manufacturers are required to submit reports to the government by the 90th day of each calendar year; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

Depending upon the timing, duration and specifics of potential FDA marketing approval of ciforadenant, mupadolimab , CPI-818 or other product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of mupadolimab, CPI-818, ciforadenant and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	regulatory developments in the United States and foreign countries; including changes in the policies of the U.S. or Chinese governments resulting in sanctions instituted by either government;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the impact of political instability, natural disasters, war and/or events of terrorism, such as the military conflict between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions other events or factors, many of which are beyond our control, including recession or depression resulting from the current COVID-19 pandemic;
●	additions or departures of key personnel; and

●	intellectual property, product liability or other litigation against us.

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

As of December 31, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 46% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102). On March 9, 2020 we filed a Registration Statement on Form S-3 (File No. 333-237040), covering the offering of up to $200 million of shares of common stock, preferred stock, warrants and units and entered into a Sales Agreement (“2020 Sales Agreement”) with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of December 31, 2021, we had sold 6,920,339 shares of common stock pursuant for gross proceeds of $31.1 million under the 2020 Sales Agreement. On November 1, 2021 we entered into another Sales Agreement (“2021 Sales Agreement”) with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $40,000,000. As of December 31, 2021, $18.9 million remained for sale under the 2020 Sales Agreement and $40.0 million remained for sale under the 2021 Sales Agreement.

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

We are a smaller reporting company and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. We will remain an smaller reporting company until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) (1) we have over $100 million in annual revenues and (2) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely consolidated financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, if we are an accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To continue to comply with the requirements of being a reporting company under the Exchange Act, as we continue to grow, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Our information technology systems, or those of any of our existing or potential future collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

We maintain sensitive company data on our information technology systems, including our intellectual property and proprietary business information. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite the implementation of security measures, our information technology and other internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, any such security breach may compromise information stored on our networks, or those of our vendors, and may result in significant data losses or theft of our intellectual property or proprietary business information. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, or affected individuals pursuant to applicable data privacy and security laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, reputation, financial condition, results of operations and prospects. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Further, California enacted the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Further, the CPRA, recently passed in California, which significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal data of individuals within the EEA, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. Further, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, e.g. on July 16, 2020, the Court of Justice of the European Union, or the CJEU invalidated the EU-US Privacy Shield Framework, or the Privacy Shield under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses, or SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. In addition, the GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, from January 1, 2021, we have to comply with the GDPR and the United Kingdom (“UK”) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. The relationship between the UK and the EU in relation to certain aspects of data protection law remains uncertain, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2021, we had federal net operating loss (“NOL”) carryforwards of approximately $212.6 million and state NOL carryforwards of approximately $246.3 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2021, we also had $7.9 million of federal and $4.5 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

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

Our business could be negatively impacted by corporate citizenship and ESG matters and or our reporting of such matters.

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on environmental, social and governance (ESG) practices of companies. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as an investment or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently lease approximately 27,280 square feet of office and research and development facilities in Burlingame, California. Approximately 7,585 square feet are subleased to Angel Pharmaceuticals through February 2023. Our lease expires in 2025. We frequently explore alternatives that would provide us with additional space to accommodate our anticipated growth.

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

	Price Range
	High	Low
2021
First Quarter	$4.77	$2.86
Second Quarter	$3.14	$2.46
Third Quarter	$8.53	$1.89
Fourth Quarter	$5.31	$2.34
2020
First Quarter	$6.35	$1.01
Second Quarter	$4.24	$1.91
Third Quarter	$6.88	$2.51
Fourth Quarter	$5.74	$3.64

Holders of Record

As of March 10, 2022, there were approximately 19 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds from Registered Securities

None.

Recent Sales of Unregistered Equity Securities

In November 2019, we entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Biotechnology Value Fund, L.P. (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 1,458,000 shares of our common stock owned by the Exchanging Stockholders for warrants (the “Exchange

Warrants”) to purchase an aggregate of 1,458,000 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.0001 per share. The Exchange Warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. The Exchanging Stockholders exercised the Exchange Warrants pursuant to a cashless exercise on September 20, 2021 and we issued an aggregate of 1,457,947 shares of common stock to such Exchanging Stockholders.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

You should read the following selected financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10 K. The selected consolidated statement of operations data for each of the years ended December 31, 2021, 2020 and 2019 and the consolidated balance sheet data as of December 31, 2021 and 2020 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019, 2018 and 2017 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results of any prior periods are not necessary indicative of results to be expected in any future period.

	Year Ended December 31,
Consolidated Statements of Operations and Comprehensive Loss Data:	2021	2020	2019	2018	2017

	(In thousands, except share and per share amounts)
Operating expenses:
Research and development	$29,115	$31,830	$37,975	$38,586	$46,305
General and administrative	9,515	11,930	10,879	10,636	10,219
Total operating expenses	38,630	43,760	48,854	49,222	56,524
Loss from operations	(38,630)	(43,760)	(48,854)	(49,222)	(56,524)
Interest income and other expense, net.	(15)	540	2,182	2,283	861
Gain on deconsolidation of Angel Pharmaceuticals	—	37,459	—	—	—
Sublease income - related party	235	—	—	—	—
Loss from equity method investment	(4,831)	(234)	—	—	—
Net loss	$(43,241)	$(5,995)	$(46,672)	$(46,939)	$(55,663)
Net loss per share, basic and diluted	$(1.03)	$(0.20)	$(1.59)	$(1.71)	$(2.72)
Shares used to compute net loss per share, basic and diluted	41,854,110	29,478,878	29,349,810	27,509,960	20,488,506
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(7)	(25)	63	7	(2)
Cumulative foreign currency translation adjustment	1,872	—	—	—	—
Comprehensive loss	$(41,376)	$(6,020)	$(46,609)	$(46,932)	$(55,665)

	Year Ended December 31,
Consolidated Balance Sheet Data:	2021	2020	2019	2018	2017

	(In thousands)
Cash, cash equivalents and marketable securities	$69,451	$44,259	$77,982	$114,597	$90,055
Working capital	61,620	33,187	69,119	108,562	82,265
Total assets	109,455	85,529	83,646	118,232	94,775
Convertible preferred stock	—	—	—	—	—
Total stockholders’ equity	$97,162	$72,148	$71,111	$110,336	$84,835

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

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to focus our efforts on the development of immune modulator product candidates with the potential to treat solid cancers, T-cell lymphomas, autoimmune diseases and infectious diseases. We have built a pipeline of five programs, three of which are in clinical development.

Our lead product candidate is mupadolimab (formerly CPI-006), a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies in cancer patients and patients with COVID-19, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. We believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases.

Our next product candidate, CPI-818, is a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T-cell lymphomas. CPI-818 is designed to inhibit the proliferation of certain malignant T-cells, and we believe it also has the potential to regulate the growth of abnormal T cells involved in autoimmunity and allergy.

Our third product candidate, ciforadenant (formerly CPI-444), is an oral, small molecule antagonist of the A2A receptor for adenosine with which we completed a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab) for patients with either advanced or refractory renal cell cancer (“RCC”). Ciforadenant is designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor.

Our molecularly targeted product candidates are designed to exhibit a high degree of specificity, which we believe has the potential to provide greater safety compared to other cancer therapies and may facilitate their development either as monotherapies or in combination with other cancer therapies such as immune checkpoint inhibitors or chemotherapy.

We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immunology focused assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer.

Our diverse and versatile product candidates have also enabled us to address opportunities in foreign markets. In October 2020, we announced the formation and launch of Angel Pharmaceuticals Co., Ltd. (“Angel Pharmaceuticals”), a new China based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We formed Angel Pharmaceuticals as a wholly owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital. Such cash is not available for our use. Contemporaneously with the financing, Angel Pharmaceuticals licensed the rights to develop and commercialize our three clinical-stage candidates – mupadolimab, CPI-818 and ciforadenant – in greater China and obtained global rights to our BTK inhibitor preclinical programs. Under the collaboration, we currently have a 49.7% equity interest in Angel Pharmaceuticals, excluding 7% of Angel’s equity reserved for issuance under the Employee Stock Ownership Plan (“ESOP”), and are entitled to designate three individuals on Angel’s five-person Board of Directors.

To date, the majority of our efforts have been focused on the research, development and advancement of mupadolimab, CPI-818 and ciforadenant, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2021 and 2020 was $43.2 million and $6.0 million, respectively. As of December 31, 2021, we had an accumulated deficit of $266.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize mupadolimab, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through December 31, 2021, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

In March 2020, we entered into an open market sale agreement (the “2020 Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time-to-time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. In November 2021, we entered into another Sale Agreement (“2021 Sales Agreement”) with Jefferies to sell shares of our common stock from time-to-time, with aggregate gross sales proceeds of up to $40,000,000. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the 2020 Sales Agreement and 2021 Sales Agreement.

During the year ended December 31, 2021, we sold 6,609,605 shares under our at-the-market offering program resulting in net proceeds of $29.0 million. As of December 31, 2021, $18.9 million remained for sale under the 2020 Sales Agreement and $40.0 million remained for sale under the 2021 Sales Agreement.

As of December 31, 2021, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $69.5 million. While we believe that our current cash, cash equivalents and short-term marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of mupadolimab, CPI-818 or ciforadenant through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our Phase 1/1b clinical trial of mupadolimab in patients with NSCLC and advanced, HPV+ head and neck cancer;
●	enrollment and completion of our ongoing Phase 1/1b clinical trial of CPI-818;

●	enrollment and completion of our Phase 2 clinical trial of mupadolimab;
●	process development and manufacturing of drug supply of mupadolimab, CPI-818 and ciforadenant; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Year ended December 31,			Change	Change
	2021	2020	2019	2020 to 2021	2019 to 2020
Operating expenses:
Research and development	$29,115	$31,830	$37,975	$(2,715)	$(6,145)
General and administrative	9,515	11,930	10,879	(2,415)	1,051
Total operating expenses	38,630	43,760	48,854	(5,130)	(5,094)
Loss from operations	(38,630)	(43,760)	(48,854)	5,130	5,094
Interest income and other expense, net	(15)	540	2,182	(555)	(1,642)
Gain on deconsolidation of Angel Pharmaceuticals	—	37,459	—	(37,459)	37,459
Sublease income - related party	235	—	—	235	—
Loss from equity method investment	(4,831)	(234)	—	(4,597)	(234)
Net loss	$(43,241)	$(5,995)	$(46,672)	$(37,246)	$40,677

Research and Development Expenses

Research and development expenses for the years ended December 31, 2021 and 2020, consisted of the following costs by program (specific program costs consist solely of external costs):

	Year ended December 31,			Change	Change
	2021	2020	2019	2020 to 2021	2019 to 2020
Ciforadenant (formerly CPI-444)	$1,532	$3,784	$5,750	$(2,252)	$(1,966)
Mupadolimab (formerly CPI‑006)	14,145	8,956	6,774	5,189	2,182
CPI-818	934	2,734	6,577	(1,800)	(3,843)
Other programs	57	645	981	(588)	(336)
Unallocated employee and overhead costs	12,447	15,711	17,893	(3,264)	(2,182)
	$29,115	$31,830	$37,975	$(2,715)	$(6,145)

For the year ended December 31, 2021, the decrease in ciforadenant costs of $2.3 million as compared to the year ended December 31, 2020, primarily consisted of a decrease of $1.9 million in clinical trial expenses and a decrease of $0.5 million in other outside services, partially offset by an increase of $0.1 million in drug manufacturing costs.

For the year ended December 31, 2021, the increase in mupadolimab costs of $5.2 million as compared to the year ended December 31, 2020, primarily consisted of an increase of $3.1 million in clinical trial expenses, an increase of $1.8 million in drug manufacturing costs as well as an increase of $0.3 million in other outside services.

For the year ended December 31, 2021, the decrease in CPI-818 costs of $1.8 million as compared to the year ended December 31, 2020, primarily consisted of a decrease of $1.0 million in clinical trial expenses, a decrease of $0.1 million in other outside services and a decrease of $0.1 million in drug manufacturing costs. Additionally, $0.6 million in drug manufacturing costs, which were expensed in prior years, were billed to Angel Pharmaceuticals during the year ended December 31, 2021.

For the year ended December 31, 2021, the decrease in costs related to other programs of $0.6 million as compared to the year ended December 31, 2020, primarily consisted of a decrease of $0.5 million in manufacturing costs and a decrease of $0.1 million in other outside services.

For the year ended December 31, 2021, the decrease in unallocated costs of $3.3 million as compared to the year ended December 31, 2020, primarily consisted of a decrease of $2.7 million in personnel and related costs and a decrease of $0.6 million in outside services.

For the year ended December 31, 2020, the decrease in ciforadenant costs of $2.0 million as compared to the year ended December 31, 2019, primarily consisted of a decrease of $1.5 million in clinical trial expenses, a decrease of $0.2 million in drug manufacturing costs and a decrease of $0.3 million in other outside services.

For the year ended December 31, 2020, the increase in mupadolimab costs of $2.2 million as compared to the year ended December 31, 2019, primarily consisted of an increase of $3.5 million in clinical trial expenses as well as an increase of $0.4 million in other outside services, partially offset by a decrease of $1.7 million in drug manufacturing costs.

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

General and Administrative Expenses

For the year ended December 31, 2021, the decrease in general and administrative expenses of $2.4 million as compared to the year ended December 31, 2020, primarily consisted of an increase of $1.3 million in outside professional services and an increase of $1.1 million in personnel and related costs.

For the year ended December 31, 2020, the increase in general and administrative expenses of $1.1 million as compared to the year ended December 31, 2019, primarily consisted of an increase of $1.9 million in outside professional services, which was partially offset by a decrease of $0.8 million in personnel and related costs.

Interest Income and Other Expense, net

For the year ended December 31, 2021, the decrease in interest income and other expense, net of $0.6 million as compared to the year ended December 31, 2020, primarily consisted of a decrease in interest income earned due to a decrease in interest rates.

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

Sublease income – related party

For the year ended December 31, 2021, the sublease income – related party of $0.2 million represents rent payments made by Angel Pharmaceuticals pursuant to the facility sublease entered into in August 2021.

Loss from equity method investment

For the year ended December 31, 2021, the increase in loss from equity method investment of $4.6 million as compared to the year ended December 31, 2020, primarily consisted of an increase in our share of Angel Pharmaceutical’s loss for the year ended December 31, 2021.

For the year ended December 31, 2020, the loss from equity method investment of $0.2 million represents our share of Angel Pharmaceutical’s loss for the period from deconsolidation of our investment in Angel Pharmaceuticals through December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $69.5 million and an accumulated deficit of $266.4 million, compared to cash, cash equivalents and marketable securities of $44.3 million and an accumulated deficit of $223.1 million as of December 31, 2020. We have financed our operations primarily through sales of our common stock and convertible preferred stock.

Since our inception and through December 31, 2021, we have funded our operations primarily through the sale and issuance of stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

In March 2020, we entered into the 2020 Sales Agreement with Jefferies to sell shares of the Company’s common stock, from time-to-time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. In November 2021, we entered into the 2021 Sales Agreement with Jefferies to sell shares of our common stock from time-to-time, with aggregate gross sales proceeds of up to $40,000,000. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the 2020 Sales Agreement and 2021 Sales Agreement.

During the year ended December 31, 2021, we sold 6,609,605 shares under its at-the-market offering program resulting in net proceeds of $29.0 million. As of December 31, 2021, $18.9 million remained for sale under the 2020 Sales Agreement and $40.0 million remained for sale under the 2021 Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our consolidated financial statements as of and for year ended December 31, 2021. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year ended December 31,			Change	Change
	2021	2020	2019	2020 to 2021	2019 to 2020
Net cash provided by (used in):
Operating activities	$(36,715)	$(34,778)	$(37,321)	$(1,937)	$2,543
Investing activities	21,560	44,769	3,255	(23,209)	41,514
Financing activities	62,158	1,310	24	60,848	1,286
Net increase in cash and cash equivalents	$47,003	$11,301	$(34,042)	$35,702	$45,343

Cash Flows from Operating Activities

Cash used in operating activities during the year ended December 31, 2021 was $36.7 million, which primarily consisted of a net loss of $43.2 million, adjusted by non-cash charges of $9.8 million, primarily consisting of $4.2 million of stock compensation expense and $4.8 million in loss from equity method investment, and an increase of $0.2 million in other assets, partially offset by a decrease of $2.4 million in accounts payable and accrued and other liabilities, an increase of $0.5 million in accounts receivable – related party, an increase of $0.3 million in prepaid and other current assets and an increase of $0.2 million in operating lease right-of-use asset, net of operating lease liability.

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

Cash Flows from Investing Activities

Cash provided by investing activities during the year ended December 31, 2021 was $21.6 million, which consisted of proceeds from maturities of marketable securities of $30.9 million, which were partially offset by purchases of marketable securities of $9.4 million

Cash provided by investing activities during the year ended December 31, 2020 was $44.8 million, which consisted of proceeds from maturities of marketable securities of $86.4 million and proceeds from sales of marketable securities of $1.0 million, partially offset by purchases of marketable securities of $42.5 million and purchases of property and equipment of $0.1 million.

Cash provided by investing activities during the year ended December 31, 2019 was $3.3 million, which consisted of proceeds from maturities of marketable securities of $141.9 million, which were partially offset by purchases of marketable securities of $138.6 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2021 was $62.2 million, which consisted of $32.0 million in net proceeds from our February 2021 follow-on public offering, $29.0 million in net proceeds from the issuance of common stock through our at-the-market offering program, and $1.2 million in proceeds from the exercise of stock options.

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

Contractual Obligations

Our principal commitments consist of obligations under our non-cancelable operating lease for our facilities that expires in 2025 and non-cancellable purchase commitments of $9.3 million for the purchase of drug substance in 2022.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. On an ongoing basis, our management evaluates its estimates including, but not limited to: those related to the accrual for certain liabilities, including accrued clinical trial liabilities; valuations of equity awards used to determine stock-based compensation; valuation of intangible assets and long-lived assets; going concern assessment; and the amounts of deferred tax assets and liabilities, including the related allowance. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe our critical accounting policies relating to clinical trial accruals and stock-based compensation reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10 K.

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

Clinical Trial Accruals

Costs for preclinical studies and clinical trial activities are recognized based on an evaluation of the vendors’ progress towards completion of specific tasks. We apply significant judgment in developing estimates for clinical trial accruals based on assumptions related to vendors’ progress towards completion. In developing these estimates, we estimate vendors’ progress towards completion using data such as clinical site activations, patient enrollment or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion, or the services completed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time.

Recent Accounting Pronouncements

See Note 2 in Item 8 “Financial Statements and Supplementary Data.”

Segment Information

We have one primary business activity and operate as one reportable segment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $69.5 million as of December 31, 2021, which consisted of U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

We do not have any foreign currency or other derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

CORVUS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corvus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corvus Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Accruals

As described in Notes 2 and 7 to the consolidated financial statements, the Company recorded $4.0 million in clinical trial accruals as of December 31, 2021. Management applies significant judgment in developing estimates for clinical trial accruals based on assumptions related to the vendors’ progress towards completion. Management estimates the vendors’ progress towards completion using data such as clinical site activations, patient enrollment or information provided to the Company by its vendors regarding actual costs incurred. Management determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or stage of completion, or the services completed.

The principal considerations for our determination that performing procedures relating to clinical trial accruals is a critical audit matter are (i) the significant judgment by management in estimating the clinical trial accruals and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the vendors’ progress towards completion of clinical trials.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for estimating the clinical trial accruals; (ii) evaluating the appropriateness of the method used by management to develop the estimate; (iii) testing the completeness and accuracy of data used to develop the estimate; and (iv) evaluating the reasonableness of the significant assumption related to the vendors’ progress towards completion of clinical trials. Evaluating management’s assumption related to the vendors’ progress towards completion of clinical trials involved (i) confirming patient visits on a test basis; (ii) obtaining and examining contract terms on a test basis to evaluate the completeness and consistency of the costs in the contract with the costs used in developing the estimate; and (iii) considering whether this assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 10, 2022

We have served as the Company’s auditor since 2015

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$63,458	$16,455
Marketable securities	5,993	27,804
Accounts receivable - related party	507	—
Prepaid and other current assets	1,354	1,077
Total current assets	71,312	45,336
Property and equipment, net	451	906
Operating lease right-of-use asset	3,190	1,648
Investment in Angel Pharmaceuticals	34,266	37,225
Other assets	236	414
Total assets	$109,455	$85,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,565	$3,467
Operating lease liability	1,046	1,078
Accrued and other liabilities	7,081	7,604
Total current liabilities	9,692	12,149
Operating lease liability	2,601	1,232
Total liabilities	12,293	13,381
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at December 31, 2021 and December 31, 2020; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at December 31, 2021 and December 31, 2020; 46,553,511 and 28,372,634 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	5	3
Additional paid-in capital	361,669	295,281
Accumulated other comprehensive (loss) income	1,869	4
Accumulated deficit	(266,381)	(223,140)
Total stockholders’ equity	97,162	72,148
Total liabilities and stockholders’ equity	$109,455	$85,529

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$29,115	$31,830	$37,975
General and administrative	9,515	11,930	10,879
Total operating expenses	38,630	43,760	48,854
Loss from operations	(38,630)	(43,760)	(48,854)
Interest income and other expense, net	(15)	540	2,182
Gain on deconsolidation of Angel Pharmaceuticals	—	37,459	—
Sublease income - related party	235	—	—
Loss from equity method investment	(4,831)	(234)	—
Net loss	$(43,241)	$(5,995)	$(46,672)
Net loss per share, basic and diluted	$(1.03)	$(0.20)	$(1.59)
Shares used to compute net loss per share, basic and diluted	41,854,110	29,478,878	29,349,810
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(7)	(25)	63
Cumulative foreign currency translation adjustment	1,872	—	—
Comprehensive loss	$(41,376)	$(6,020)	$(46,609)

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	29,323,930	$3	$280,840	$(34)	$(170,473)	$110,336
Retirement of common stock in exchange for common stock warrant	(1,458,000)	—	(5,030)	—	—	(5,030)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	5,030	—	—	5,030
Common stock issued on exercise of stock options	87,303	—	24	—	—	24
Vesting of restricted stock issued upon early exercise of stock options	—	—	12	—	—	12
Stock-based compensation expense	—	—	7,348	—	—	7,348
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(46,672)	(46,672)
Balance at December 31, 2019	27,953,233	$3	$288,224	$29	$(217,145)	$71,111
Issuance of common stock in connection with at-the-market offering, net	310,734	—	1,222	—	—	1,222
Common stock issued on exercise of stock options	108,667	—	88	—	—	88
Stock-based compensation expense	—	—	5,747	—	—	5,747
Unrealized loss on marketable securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(5,995)	(5,995)
Balance at December 31, 2020	28,372,634	$3	$295,281	$4	$(223,140)	$72,148
Issuance of common stock upon exercise of Exchange Warrants	1,457,947	—	—	—	—	—
Issuance of common stock upon follow-on public offering, net	9,783,660	1	31,988	—	—	31,989
Issuance of common stock in connection with at-the-market offering, net	6,609,605	1	28,953	—	—	28,954
Common stock issued on exercise of stock options	329,665	—	1,215	—	—	1,215
Stock-based compensation expense	—	—	4,232	—	—	4,232
Unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Foreign currency translation adjustment	—	—	—	1,872	—	1,872
Net loss	—	—	—	—	(43,241)	(43,241)
Balance at December 31, 2021	46,553,511	$5	$361,669	$1,869	$(266,381)	$97,162

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(43,241)	$(5,995)	$(46,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	460	632	743
Accretion related to marketable securities	239	154	(644)
Stock-based compensation	4,232	5,747	7,348
Gain on deconsolidation of Angel Pharmaceuticals	—	(37,459)	—
Loss from equity method investment	4,831	234	—
Changes in operating assets and liabilities:
Accounts receivable - related party	(507)	–	–
Prepaid and other current assets	(277)	285	(370)
Operating lease right-of-use asset	(1,542)	679	599
Other assets	178	99	(50)
Accounts payable	(1,902)	1,019	450
Accrued and other liabilities	(523)	705	2,042
Operating lease liability	1,337	(878)	(767)
Net cash used in operating activities	(36,715)	(34,778)	(37,321)
Cash flows from investing activities
Purchases of marketable securities	(9,357)	(42,540)	(138,586)
Sales of marketable securities	—	1,009	—
Maturities of marketable securities	30,922	86,376	141,866
Purchases of property and equipment	(5)	(76)	(25)
Net cash provided by investing activities	21,560	44,769	3,255
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $4,850 in aggregate gross proceeds from related parties for the year ended December 31, 2021)	31,989	—	–
Proceeds from issuance of common stock in connection with at-the-market offering, net	28,954	1,222	—
Proceeds from exercise of common stock options	1,215	88	24
Net cash provided by financing activities	62,158	1,310	24
Net increase (decrease) in cash and cash equivalents	47,003	11,301	(34,042)
Cash and cash equivalents at beginning of the period	16,455	5,154	39,196
Cash and cash equivalents at end of the period	$63,458	$16,455	$5,154
Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$5	$—	$–

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $266.4 million as of December 31, 2021. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of December 31, 2021, the Company had cash, cash equivalents and short-term marketable securities of $69.5 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

The current COVID-19 (coronavirus) pandemic, which is impacting worldwide economic activity, poses risks that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which COVID-19 impacts the Company’s business, including its clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the impact of variants of the COVID-19 virus, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, including the spread of more contagious and virulent variants, we will likely experience disruptions, including delays or difficulties in enrolling patients in our clinical trials, delays or difficulties in clinical site initiation, interruption of key clinical trial activities, delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and delays in necessary interactions with local regulatory authorities. COVID-19 may also impact the Company’s ability to raise additional capital on a timely basis or at all, which could negatively impact short-term and long-term liquidity.

Exchange Warrants

On November 8, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with an investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,458,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,458,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants were exercisable at any time prior to expiration except that the Exchange Warrants could not be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would have beneficially owned more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with Accounting Standards Codification Topic 505, Equity, and Accounting Research Bulletin 43, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and elected to record the excess over par value as a debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants were classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification Topic 815, Derivatives and Hedging, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants was substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants.

During the year ended December 31, 2021, the Exchange Warrants were fully exercised, resulting in the issuance of 1,457,947 shares of common stock on a net exercise basis.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar, except for its investment in its equity method investee which is the Chinese renminbi (RMB). The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2021, the Company had an accumulated deficit of $266.4 million and cash, cash equivalents and marketable securities of $69.5 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

Foreign Currency Translation

Angel Pharmaceuticals Co., Ltd.’s (“Angel Pharmaceuticals”) functional currency is the Chinese renminbi (RMB). Angel Pharmaceuticals’ consolidated financial statements are reported in RMB. Financial information is translated from RMB to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, assets and liabilities are translated at fiscal period-end exchange rates, and stockholders’ equity is held at historical rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income in stockholders' equity.

Out of Period Adjustment

In the three months ended June 30, 2021, the Company recorded a cumulative translation adjustment that affected the Company’s balance sheet at June 30, 2021 by increasing its investment in Angel Pharmaceuticals and accumulated other comprehensive income in the equity section of the balance sheet by $1.4 million. $0.9 million of this amount was an out of period adjustment related to the year ended December 31, 2020. The impact of the out of period adjustment in the quarter ended March 31, 2021 was to reduce the Company’s investment in Angel Pharmaceuticals and other comprehensive income by $83,000. The Company has concluded that the out of period adjustment is not material to the consolidated financial statements for the fiscal year ended December 31, 2020 or the interim financial statements for the quarter ended March 31, 2021.

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

Investments in Equity Securities

Investments in equity securities over which the Company is able to exercise significant influence over the investee, but does not control the investee, and is not the primary beneficiary of the investee’s activities that are considered Variable Interest Entities (“VIEs”) are accounted for using the equity method. Adjustments are made to investments accounted for using the equity method for any earnings or losses incurred and are recorded in loss from operations. Investments in equity securities which do not have readily determinable fair values and for which the Company is not able to exercise significant influence over the investee are accounted for under the measurement alternative which is the cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar securities of the same investee and adjustments related to the basis differences, if any.

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

Clinical Trial Accruals

Costs for preclinical studies and clinical trial activities are recognized based on an evaluation of the vendors’ progress towards completion of specific tasks. The Company applies significant judgment in developing estimates for clinical trial accruals based on assumptions related to vendors’ progress towards completion. In developing these estimates, management estimates vendors’ progress towards completion using data such as clinical site activations, patient enrollment or information provided to the Company by its vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion, or the services completed. The Company’s estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This new standard became effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard effective January 1, 2021. Adoption of this standard in the first quarter of fiscal year 2021 did not have a material impact on the Company’s consolidated financial statements.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss - basic and diluted	$(43,241)	$(5,995)	$(46,672)
Denominator:
Weighted average common shares outstanding	41,854,110	29,478,878	29,364,535
Less: weighted average common shares subject to repurchase	—	—	(14,725)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	41,854,110	29,478,878	29,349,810
Net loss per share, basic and diluted	$(1.03)	$(0.20)	$(1.59)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Outstanding options	6,354,308	6,664,173	5,643,410

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

The following tables present information as of December 31, 2021 and 2020 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	December 31, 2021
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$61,992	$—	$—	$61,992
Marketable securities	1,011	4,982	—	5,993
	$63,003	$4,982	$—	$67,985

	December 31, 2020
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$15,974	$—	$—	$15,974
Marketable securities	6,074	21,730	—	27,804
	$22,048	$21,730	$—	$43,778

As of December 31, 2021, marketable securities had a maximum remaining maturity of eleven months.

As of December 31, 2021 and 2020, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,012	$—	$(2)	$1,010
U.S. Government agency securities	4,984	—	(1)	4,983
	$5,996	$—	$(3)	$5,993

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$6,074	$—	$—	$6,074
U.S. Government agency securities	21,726	5	(1)	21,730
	$27,800	$5	$(1)	$27,804

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

As of December 31, 2021, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $4.8 million and $0.2 million as loss from equity method investment on the consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data (unaudited)	December 31, 2021	December 31, 2020

	(In thousands)
Current assets	$38,407	$38,883
Non-current assets	1,710	—
Current liabilities	1,741	97
Non-current liabilities	276	—
Stockholders' equity	38,100	38,786

	Year Ended
	December 31,
Statement of Operations Data (unaudited)	2021	2020 (1)

	(In thousands)
Net loss	$(5,697)	$(274)
Share of loss from investments accounted for using the equity method	(4,831)	(234)

(1)	The Company’s share of loss is based on net loss beginning October 2020 upon the deconsolidation of Angel Pharmaceuticals.

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

Genentech Collaboration Agreement

In October 2015, the Company entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of ciforadenant combined with Genentech’s investigational cancer immunotherapy, Tecentriq, a fully humanized monoclonal antibody targeting PD-L1, in a variety of solid tumors in our Phase 1/1b clinical trial. Pursuant to this agreement, the Company will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of the Company’s representatives and representatives of Genentech. Genentech will supply Tecentriq. At this time, no further patients are being enrolled in this trial. As part of the agreement, the Company granted Genentech certain rights of first negotiation to participate in future clinical trials that the Company may conduct evaluating the administration of ciforadenant in combination with an anti-PD-1 or anti-PD-L1 antibody. If both parties do not reach agreement on the terms of any such participation by Genentech within a specified time period, the Company retains the right to collaborate with third parties in such activities. The Company also granted Genentech certain rights of first negotiation should the Company decide to license development and commercialization rights to ciforadenant. Should both parties not reach agreement on the terms of such a license within a specified time of period, the Company retains the right to enter into a license with another third party. This agreement will expire after a set period of time following the provision by the Company of the final clinical study report to Genentech, which has not yet been finalized.

In May 2017, the Company entered into a second clinical trial collaboration agreement with Genentech. Under the new agreement, ciforadenant administered in combination with Tecentriq will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with NSCLC who are resistant and/or refractory to prior therapy with an anti-PD-(L)1 antibody. This study has completed patient enrollment of 16 patients. Genentech was responsible for the conduct of the study and the Company will share the cost of the Phase 1b/2 trial, which began enrolling patients in the fourth quarter of 2017. The Company is responsible for supplying ciforadenant and retains global development and commercialization rights to ciforadenant. This agreement will expire after a set period of time following the provision by Genentech of a final study report to the Company.

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

7. Balance Sheet Components (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid and Other Current Assets
Interest receivable	$32	$86
Prepaid research and development manufacturing expenses	740	181
Prepaid facility expenses	174	160
Prepaid insurance	280	244
Other	128	406
	$1,354	$1,077
Property and Equipment
Laboratory equipment	$2,477	$2,472
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,703	4,698
Less: accumulated depreciation and amortization	(4,252)	(3,792)
	$451	$906
Accrued and Other Liabilities
Accrued clinical trial expense	$4,010	$4,681
Accrued manufacturing expense	839	321
Personnel related	1,846	2,225
Accrued legal and accounting	265	197
Other	121	180
	$7,081	$7,604

8. Common Stock

As of December 31, 2021, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2021, no dividends on common stock had been declared.

In March 2020, the Company entered into an open market sale agreement (the “2020 Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time-to-time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as its sales agent. In November 2021, the Company entered into another Sale Agreement (“2021 Sales Agreement”) with Jefferies to sell shares of our common stock from time-to-time, with aggregate gross sales proceeds of up to $40,000,000. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreements are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreements.

During the year ended December 31, 2021, the Company sold 6,609,605 shares under its at-the-market offering program resulting in net proceeds of $29.0 million. As of December 31, 2021, $18.9 million remained for sale under the 2020 Sales Agreement and $40.0 million remained for sale under the 2021 Sales Agreement.

The Company has reserved shares of common stock, for issuance as follows:

	December 31,
	2021	2020	2019
Exchange warrants	—	1,458,000	1,458,000
Shares available for future option grants	2,806,953	1,692,753	1,704,183
Outstanding options	6,354,308	6,664,173	5,643,410
Shares reserved for employee stock purchase plan	400,000	400,000	400,000
Total	9,561,261	10,214,926	9,205,593

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2020	1,692,753	6,664,173	$7.26
Additional shares authorized	1,134,000	—	—
Options granted	(1,645,000)	1,645,000	2.68
Options exercised	—	(329,665)	3.69
Options forfeited	1,625,200	(1,625,200)	5.14
Balance at December 31, 2021	2,806,953	6,354,308	$6.80

The following tables summarize information about stock options outstanding at December 31, 2021 and 2020:

			Options Outstanding			Options Vested
			at December 31, 2021			at December 31, 2021
				Weighted			Weighted
				Average			Average	Weighted
				Remaining	Weighted		Remaining	Average
				Contractual	Average		Contractual	Exercise
Exercise Price			Number	Life (in Years)	Exercise Price	Number	Life (in Years)	Price
$0.28	-	$2.00	110,000	6.65	$1.45	110,000	6.65	$1.45
$2.56	-	$3.84	2,483,169	8.47	$3.06	785,426	6.77	$3.44
$3.88		$5.82	999,064	8.64	$4.02	288,670	7.94	$4.03
$5.94	-	$8.91	765,439	5.31	$5.98	619,649	4.92	$5.98
$9.52	-	$14.28	846,636	3.83	$10.74	829,640	3.77	$10.72
$14.43	-	$21.64	1,150,000	3.94	$15.45	1,150,000	3.94	$15.45
			6,354,308	6.65	$6.80	3,783,385	5.03	$9.09

			Options Outstanding			Options Vested
			at December 31, 2020			at December 31, 2020
				Weighted			Weighted
				Average			Average	Weighted
				Remaining	Weighted		Remaining	Average
				Contractual	Average		Contractual	Exercise
Exercise Price			Number	Life (in Years)	Exercise Price	Number	Life (in Years)	Price
$0.28	-	$2.00	190,500	5.56	$1.09	100,500	2.28	$0.28
$2.56	-	$3.84	1,628,459	8.85	$3.53	468,939	8.53	$3.56
$3.88		$5.82	1,707,500	9.65	$4.00	130,106	8.08	$3.99
$5.94	-	$8.91	899,959	7.42	$5.98	482,065	6.97	$5.98
$9.52	-	$14.28	955,947	6.47	$10.77	762,488	6.31	$10.76
$14.43	-	$21.64	1,281,808	5.17	$15.44	1,265,434	5.15	$15.42
			6,664,173	7.72	$7.26	3,209,532	6.22	$10.23

The weighted average grant date fair value of options granted for the years ended December 31, 2021, 2020 and 2019, was $1.93, $2.66 and $2.53, respectively.

Options outstanding and exercisable that had vested or were expected to vest at December 31, 2021 were as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of shares	Exercise Price	Life (years)	(in thousands)
Vested	3,783,385	$9.09	5.03	$105
Expected to vest	2,570,923	$3.43	9.03	$—

In the table above, aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock of $2.41 per share as of December 31, 2021.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2021, 2020 and 2019, was $1.0 million, $0.3 million and $0.4 million, respectively.

The total fair value of options that vested in the year ended December 31, 2021, 2020 and 2019, was $4.5 million, $6.0 million, and $7.8 million, respectively.

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to stock-based awards as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$2,161	$2,791	$3,103
General and administrative	2,071	2,956	4,245
Total	$4,232	$5,747	$7,348

Valuation Assumptions

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options were estimated using the following assumptions for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.9%	0.5%	1.9%
Expected volatility	86.7%	82.7%	82.1%
Expected term (in years)	6.0	6.0	6.0
Expected dividend yield	0%	0%	0%

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

At December 31, 2021, 2020 and 2019, the unrecognized compensation expense associated with respect to options granted to employees was $5.9 million, $10.4 million and $13.4 million, respectively, and is expected to be recognized on a straight-line basis over 2.69, 2.78, and 2.71 years, respectively.

11. Income Taxes

The components of loss before income tax is as follows (in thousands):

	December 31,
	2021	2020	2019
Domestic	$(43,241)	$(5,995)	$(46,672)
Foreign	—	—	—
	$(43,241)	$(5,995)	$(46,672)

During the years ended December 31, 2021, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items.

A reconciliation of the Company’s effective tax rate to the U.S. Federal statutory rate is as follows:

	December 31,
	2021	2020	2019
Federal tax benefit at statutory rate	21%	21%	21%
State tax, net of Federal benefit	9%	14%	6%
Change in valuation allowance	(26)%	(24)%	(28)%
Research and development tax credits	3%	19%	4%
Share based Compensation	(1)%	(10)%	(1)%
162(m) covered employees compensation limitation	—%	(6)%	—
FIN48 Reserve	(1)%	(161)%	(1)%
Deconsolidation gain	(3)%	174%	—
Gain on transfer of intellectual property	—	(20)%
Prior year federal true-up	(1)%	(7)%	—%
Other	(1)%	—	(1)
Effective income tax rate	0%	0%	0%

The effective tax rate is different from the federal statutory tax rate primarily due to a foreign rate differential and a valuation allowance against deferred tax assets as a result of the Company’s history of losses.

The significant components of the Company’s net deferred tax assets are as follows (in thousands)

	December 31,
	2021	2020	2019
Deferred tax assets
Net operating loss carryforwards	$52,539	$42,344	$42,486
Tax credit carryforwards	9,181	7,894	6,990
Capitalized tax assets	125	63	(3)
Accruals	137	207	152
Stock compensation	5,006	4,942	4,317
Operating lease liability	1,021	646	892
Other	12	47	40
Total deferred tax assets	$68,021	$56,143	$54,874
Deferred tax liabilities
Operating lease right-of-use asset	$(893)	$(461)	$(651)
Valuation allowance	(67,128)	(55,682)	(54,223)
Net deferred tax assets	$—	$—	$—

The Company recorded a valuation allowance against its deferred tax assets at December 31, 2021 and 2020 because Company management believed that it was more likely than not that these assets would not be fully realized in the future. The valuation allowance increased by approximately $11.4 million and $1.5 million for the years ended

December 31, 2021 and 2020, respectively. Changes in the valuation allowance for deferred tax assets relate primarily to the increase in the Company’s net operating loss carryforward.

As of December 31, 2021, the Company had federal NOL carryforwards of approximately $212.6 million and state NOL carryforwards of approximately $246.3 million which are available to reduce future taxable income. The NOLs will begin to expire in 2034, if not utilized. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions.

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic and the Families First Coronavirus Response Act, or FFCR Act, which permits employees of certain organizations paid sick time stemming from COVID-19-related issues. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of NOLs generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; temporarily liberalizing the interest deductibility rules under Section 163(j) of the CARES Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The CARES Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2020 or 2021.

The Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020, has expanded, extended, and clarified selected CARES Act provisions, specifically on Paycheck Protection Program loans and Employee Retention Tax Credits, 100% deductibility of business meals as well as other tax extenders. The Consolidated Appropriations Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2020 or 2021.

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

California Senate Bill 113 (SB 113), was signed into law by Governor Newsom on February 9, 2022. The legislation contains important California tax law changes, including reinstatement of business tax credits and net NOL deductions limited by AB 85 mentioned above. The new tax law should be accounted for under ASC 740 in the period of enactment (2022) but is not expected to have a material impact on the Company’s tax provision due to its taxable loss position.

As of December 31, 2021, the Company also had $7.9 million of federal and $4.5 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire 2035, if not utilized. The state research and development tax credits have no expiration date.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $35.0 million as of December 31, 2021, which will be indefinitely reinvested; deferred income taxes have not been provided on such foreign earnings.

As of December 31, 2021, the Company had unrecognized tax benefits (“UTBs”) of approximately $12.5 million. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs:

	December 31,
	2021	2020	2019
Unrecognized tax benefits beginning of the period	$12,157	$1,885	$1,804
Decrease related to the prior year	—	—	(365)
Increased related to the current year	347	10,272	446
Unrecognized tax benefits, end of the period	$12,504	$12,157	$1,885

The Company follows the provisions of ASC 740, Accounting for Income Taxes, and the accounting guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. Management determined that no accrual for interest or penalties was required as of December 31, 2021, 2020 and 2019.

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

In September 2021, the Company entered into a lease amendment to extend the expiration of its operating lease by two years, from February 2023 to February 2025. As a result of this lease extension, the Company recorded a $2.4 million increase in the operating lease right-of-use asset and a corresponding increase in the operating lease liability

As of December 31, 2021 and 2020, the right-of-use asset under operating lease was $3.2 million and $1.6 million, respectively. The elements of lease expense were as follows (in thousands):

		Year Ended
	Statements of operations and	December 31,
	comprehensive loss location	2021	2020	2019
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$1,046	$957	$960
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	396	351	324

Total operating lease cost	$1,442	$1,308	$1,284
Other Information
Operating cash flows used for operating lease	$1,645	$1,506	$1,449
Remaining lease term	3.1 years	2.1 years	3.1 years
Discount rate	8.0%	10.0%	10.0%

As of December 31, 2021, minimum rental commitments under this lease were as follows (in thousands)

Year Ended December 31 (in thousands)
2022	$1,300
2023	1,391
2024	1,434
Total lease payments	4,125
Less: imputed interest	(478)
Total	$3,647

As of December 31, 2020, minimum rental commitments under this lease were as follows (in thousands)

Year Ended December 31 (in thousands)
2021	$1,260
2022	1,299
Total lease payments	2,559
Less: imputed interest	(249)
Total	$2,310

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the year ended December 31, 2021, the Company recognized $0.2 million of sublease income.

13. Commitments and Contingencies

Commitments

As of December 31, 2021, the Company had total non-cancellable purchase commitments of $9.3 million for the purchase of drug substance in 2022.

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

As more fully described in Note 5, the Company holds a 49.7% ownership in Angel Pharmaceuticals and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel Pharmaceuticals. Third-party and internal personnel costs incurred by the Company are billed to Angel Pharmaceuticals in the period incurred and recorded as an offset to expenses. During the year ended December 31, 2021, the Company billed Angel for approximately $0.2 million in internal personnel costs and $1.6 million in third-party costs. Of the third-party costs, approximately $0.6 million were associated with clinical drug supply manufactured and expensed in prior years. The remaining $1.0 million in third-party costs were primarily associated with clinical drug supply passthrough costs incurred during the year ended December 31, 2021 and did not have an impact on the Company’s consolidated statements of operations.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the year ended December 31, 2021, the Company recognized $0.2 million of sublease income.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the year ended December 31, 2021, the Company recorded approximately $246,000 in clinical trial expenses under its agreements with ICON.

15. Quarterly Selected Financial Data (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share amounts)	2021	2021	2021	2021
Operating expenses	$6,810	$9,047	$11,290	$11,483
Net loss	(9,236)	(10,673)	(11,752)	(11,580)
Net loss per share, basic and diluted	$(0.20)	$(0.24)	$(0.28)	$(0.34)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share amounts)	2020	2020	2020	2020
Operating expenses	$9,879	$9,845	$10,767	$13,269
Net income (loss)	27,347	(9,796)	(10,611)	(12,935)
Net income (loss) per share, basic and diluted	$0.92	$(0.33)	$(0.36)	$(0.44)

16. Subsequent Event

None

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3
4.4	Form of Warrant	8-K	11/12/2019	4.1
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/25/2021	4.5
10.1(a)	Office Lease, dated as of January 27, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(a)
10.1(b)	First Amendment to Office Lease, dated as of March 19, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(b)
10.1(c)	Second Amendment to Office Lease, dated as of August 20, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC	S-1	1/4/2016	10.2(c)
10.1(d)	Third Amendment to Office Lease, dated as of June 27, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/4/2016	10.1(d)
10.1(e)	Fourth Amendment to Office Lease, dated as of August 15, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	11/3/2016	10.1(e)
10.1(f)	Fifth Amendment to Office Lease, dated as of March 2, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	5/3/2018	10.3
10.1(g)	Sixth Amendment to Office Lease, dated as of April 5, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/2/2018	10.2
10.1(h)	Seventh Amendment to Office Lease, dated as of October 11, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-K	3/7/2019	10.1(h)
10.1(i)	Eighth Amendment to Office Lease, dated as of September 13, 2021, by and between Corvus Pharmaceuticals, Inc. and ARE 819/863 Mitten Road, LLC.	10-Q	11/1/2021	10.2
10.2	Sublease agreement, dated August 1, 2021, by and between Corvus Pharmaceuticals, Inc. and Angel Pharmaceuticals US Inc.	10-Q	11/1/2021	10.1
10.3(a)#	2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(a)
10.3(b)#	Amendment to the 2014 Equity Incentive Plan, dated November 26, 2014.	S-1	1/4/2016	10.4(b)
10.3(c)#	Amendment to the 2014 Equity Incentive Plan, dated July 24, 2015.	S-1	1/4/2016	10.4(c)
10.3(d)#	Amendment to the 2014 Equity Incentive Plan, dated September 14, 2015.	S-1	1/4/2016	10.4(d)
10.3(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1	1/4/2016	10.4(e)

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.3(f)#	Form of Restricted Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(f)
10.4(a)#	2016 Equity Incentive Award Plan.	S-8	3/29/2016	99.2(a)
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(b)
10.4(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(c)
10.4(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(d)
10.5#	Form of Indemnification Agreement for directors and officers.	S-1	1/4/2016	10.6
10.6#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	S-1	1/4/2016	10.7
10.7#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Leiv Lea.	S-1	1/4/2016	10.8
10.8(a)#	Offer Letter, dated as of November 27, 2014, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(a)
10.8(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(b)
10.9#	Corvus Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.	S-8	3/29/2016	99.3
10.10#	Non-Employee Director Compensation Program.	S-1	1/4/2016	10.12
10.11(a)†	License Agreement, dated February 25, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1/A	3/10/2016	10.13(a)
10.11(b)†	Amendment to License Agreement dated November 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1	1/4/2016	10.13(b)
10.12†	License Agreement, dated December 20, 2014, by and between Corvus Pharmaceuticals, Inc. and The Scripps Research Institute	S-1	1/4/2016	10.14
10.13(a)†	Phase I/IB Combination Study Agreement, dated October 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	S-1/A	2/8/2016	10.15
10.13(b)	Amendment No. 1 to the Phase I/IB Combination Study Agreement, dated December 20, 2017, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	10-K	3/9/2020	10.16(b)
10.13(c) ††	Amendment No. 2 to the Phase I/IB Combination Study Agreement, dated August 1, 2019, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	10-K	3/9/2020	10.16(c)
10.14(a)	Phase 1b/II Combination Study Agreement dated May 1, 2017, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	10-Q	8/3/2017	10.1
10.14(b)	Amendment No. 1 to the Phase 1b/II Combination Study Agreement dated December 20, 2017, by and between Corvus Pharmaceuticals, Inc. and Genentech, Inc.	10-K	3/9/2020	10.17(b)
10.15††	Exclusive License Agreement dated April 21, 2017, by and between Corvus Pharmaceuticals, Inc. and Monash University.	10-K	3/9/2020	10.18

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.16	Framework Agreement, dated as of October 5, 2020, by and between Corvus Hong Kong Limited, Jiaxing Puissance Angel Equity Investment Partnership (Limited Partnership) and AP BIOTECH DEVELOPMENT CORP.	8-K	10/5/2020	2.1
10.17	Open Market Sale Agreement, dated March 9, 2020, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	3/9/2020	1.2
10.18	Open Market Sale Agreement, dated November 1, 2021, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.				X
21.1	List of subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page of Corvus Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)				X

†     Confidential treatment has been granted for a portion of this exhibit.

††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

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

CORVUS PHARMACEUTICALS, INC.

Date: March 10, 2022	By:	/s/ RICHARD. A. MILLER
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 10, 2022	By:	/s/ LEIV LEA
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

/s/ RICHARD A. MILLER, M.D.	President, Chief Executive Officer and Director
Richard A. Miller, M.D.	(Principal Executive Officer)	March 10, 2022

/s/ LEIV LEA	Chief Financial Officer
Leiv Lea	(Principal Financial and Accounting Officer)	March 10, 2022

/s/ IAN T. CLARK	Director	March 10, 2022
Ian T. Clark

/s/ TERRY GOULD	Director	March 10, 2022
Elisha P. (Terry) Gould III

/s/ LINDA S. GRAIS, M.D., J.D.	Director	March 10, 2022
Linda S. Grais, M.D., J.D.

/s/ EDITH P. MITCHELL, M.D.	Director	March 10, 2022
Edith P. Mitchell, M.D.

/s/ SCOTT W. MORRISON	Director	March 10, 2022
Scott W. Morrison

/s/ PETER THOMPSON, M.D.	Director	March 10, 2022
Peter Thompson, M.D.