Form 10-Q
period 2022-03-31
Corvus Pharmaceuticals, Inc.
filed 2022-05-05
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of May 5, 2022, 46,553,511 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$31,460	$63,458
Marketable securities	31,484	5,993
Accounts receivable - related party	373	507
Prepaid and other current assets	1,050	1,354
Total current assets	64,367	71,312
Property and equipment, net	364	451
Operating lease right-of-use asset	2,952	3,190
Investment in Angel Pharmaceuticals	33,371	34,266
Other assets	236	236
Total assets	$101,290	$109,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,189	$1,565
Operating lease liability	1,090	1,046
Accrued and other liabilities	5,986	7,081
Total current liabilities	9,265	9,692
Operating lease liability	2,303	2,601
Total liabilities	11,568	12,293
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at March 31, 2022 and December 31, 2021; 46,553,511 and 46,553,511 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	362,408	361,669
Accumulated other comprehensive (loss) income	1,987	1,869
Accumulated deficit	(274,678)	(266,381)
Total stockholders’ equity	89,722	97,162
Total liabilities and stockholders’ equity	$101,290	$109,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$5,100	$8,230
General and administrative	2,313	3,253
Total operating expenses	7,413	11,483
Loss from operations	(7,413)	(11,483)
Interest income and other expense, net	11	3
Sublease income - related party	146	—
Loss from equity method investment	(1,041)	(100)
Net loss	$(8,297)	$(11,580)
Net loss per share, basic and diluted	$(0.18)	$(0.34)
Shares used to compute net loss per share, basic and diluted	46,553,511	34,515,116
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(28)	2
Cumulative foreign currency translation adjustment	146	—
Comprehensive loss	$(8,179)	$(11,578)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	46,553,511	$5	$361,669	$1,869	$(266,381)	$97,162
Stock-based compensation expense	—	—	739	—	—	739
Unrealized loss on marketable securities	—	—	—	(28)	—	(28)
Foreign currency translation adjustment	—	—	—	146	—	146
Net loss	—	—	—	—	(8,297)	(8,297)
Balance at March 31, 2022	46,553,511	$5	$362,408	$1,987	$(274,678)	$89,722

	Three Months Ended March 31, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	28,372,634	$3	$295,281	$4	$(223,140)	$72,148
Stock-based compensation expense	—	—	1,225	—	—	1,225
Unrealized gain on marketable securities	—	—	—	2	—	2
Issuance of common stock in connection with at-the-market offering, net	153,257	—	601	—	—	601
Issuance of common stock upon follow-on public offering, net	9,783,660	1	31,988	—	—	31,989
Net loss	—	—	—	—	(11,580)	(11,580)
Balance at March 31, 2021	38,309,551	$4	$329,095	$6	$(234,720)	$94,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(8,297)	$(11,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	137
Accretion related to marketable securities	55	95
Stock-based compensation	739	1,225
Loss from equity method investment	1,041	100
Changes in operating assets and liabilities:
Accounts receivable - related party	134	—
Prepaid and other current assets	304	237
Operating lease right-of-use asset	238	193
Other assets	—	(664)
Accounts payable	624	1,443
Accrued and other liabilities	(1,095)	287
Operating lease liability	(254)	(260)
Net cash used in operating activities	(6,424)	(8,787)
Cash flows from investing activities
Purchases of marketable securities	(26,384)	(3,321)
Sales of marketable securities	—	—
Maturities of marketable securities	810	8,167
Purchases of property and equipment	—	—
Net cash provided by (used in) investing activities	(25,574)	4,846
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $4,850 in aggregate gross proceeds from related parties for the three months ended March 31, 2021)	—	31,989
Proceeds from issuance of common stock in connection with at-the-market offering, net	—	601
Net cash provided by financing activities	—	32,590
Net increase (decrease) in cash and cash equivalents	(31,998)	28,649
Cash and cash equivalents at beginning of the period	63,458	16,455
Cash and cash equivalents at end of the period	$31,460	$45,104

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of mupadolimab (formerly CPI-006), CPI-818 and ciforadenant. The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of mupadolimab, CPI-818 and ciforadenant, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of mupadolimab, CPI-818, and ciforadenant or any other product candidates. The Company does not expect its existing capital resources to be sufficient to enable it to fund the completion of its clinical trials and remaining development program of mupadolimab, CPI-818 and ciforadenant through commercialization. In addition, its operating plan may change as a result of many factors, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and this Quarterly Report on form 10-Q.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $274.7 million as of March 31, 2022. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of March 31, 2022, the Company had cash, cash equivalents and short-term marketable securities of $62.9 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

The current COVID-19 (coronavirus) pandemic, which is impacting worldwide economic activity, poses risks that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which COVID-19 impacts the Company’s business, including its clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, including the spread of more contagious and virulent variants, we will likely experience disruptions, including delays or difficulties in enrolling patients in our clinical trials, delays or difficulties in clinical site initiation, interruption of key clinical trial activities, delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and delays in necessary interactions with local regulatory authorities. COVID-19 may also impact the Company’s ability to raise additional capital on a timely basis or at all, which could negatively impact short-term and long-term liquidity.

Exchange Warrants

On November 8, 2019, the Company entered into an exchange agreement (the “Exchange Agreement”) with an investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,458,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,458,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants were exercisable at any time prior to expiration. In accordance with Accounting Standards Codification Topic 505, Equity, and Accounting Research Bulletin 43, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and elected to record the excess over par value as a debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants were classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification Topic 815, Derivatives and Hedging, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants.

In September 2021, the Exchange Warrants were fully exercised, resulting in the issuance of 1,457,947 shares of common stock on a net exercise basis.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar, except for its investment in its equity method investee which is the Chinese renminbi (RMB). The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2022, the Company had an accumulated deficit of $274.7 million and cash, cash equivalents and marketable securities of $62.9 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022.

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

Out of Period Adjustment

In the three months ended June 30, 2021, the Company recorded a cumulative translation adjustment that affected the Company’s balance sheet at June 30, 2021 by increasing its investment in Angel Pharmaceuticals and accumulated other comprehensive income in the equity section of the balance sheet by $1.4 million. $0.9 million of this amount was an out of period adjustment related to the year ended December 31, 2020. The impact of the out of period adjustment in the quarter ended March 31, 2021 was to reduce its investment in Angel Pharmaceuticals and other comprehensive income by $83,000. The Company has concluded that the out of period adjustment is not material to the unaudited condensed consolidated financial statements for the quarter ended March 31, 2021.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss - basic and diluted	$(8,297)	$(11,580)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	46,553,511	34,515,116
Net loss per share, basic and diluted	$(0.18)	$(0.34)

Weighted average common shares outstanding for the three months ended March 31, 2021 include 1,458,000 shares of common stock issuable on the conversion of pre-funded warrants described in Note 1.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2022	2021
Outstanding options	5,773,988	6,223,385

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

The following tables present information as of March 31, 2022 and December 31, 2021 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	March 31, 2022
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$29,948	$—	$—	$29,948
Marketable securities	25,465	6,019	—	31,484
	$55,413	$6,019	$—	$61,432

	December 31, 2021
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$61,992	$—	$—	$61,992
Marketable securities	1,011	4,982	—	5,993
	$63,003	$4,982	$—	$67,985

As of March 31, 2022, marketable securities had a maximum remaining maturity of twelve months.

As of March 31, 2022 and December 31, 2021, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$25,482	$—	$(18)	$25,464
U.S. Government agency securities	6,030	—	(10)	6,020
	$31,512	$—	$(28)	$31,484

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,012	$—	$(2)	$1,010
U.S. Government agency securities	4,984	—	(1)	4,983
	$5,996	$—	$(3)	$5,993

5. Equity Method Investment

As of March 31, 2022 and December 31, 2021, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $1.0 million as loss from equity method investment on the consolidated statement of operations for the three months ended March 31, 2022, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data (unaudited)	March 31, 2022	December 31, 2021

	(In thousands)
Current assets	$36,524	$38,608
Non-current assets	1,796	1,818
Current liabilities	1,349	2,119
Non-current liabilities	—	105
Stockholders' equity	36,971	38,202

	Three Months Ended
	March 31,
Statement of Operations Data (unaudited)	2022	2021

	(In thousands)
Net loss	$(1,325)	$(118)
Share of loss from investments accounted for using the equity method	(1,041)	(100)

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

The term of the Company’s agreement with Monash continues until the expiration of its obligation to pay royalties to Monash thereunder. The license agreement is terminable at will by the Company upon providing 30 days written notice to Monash, or by either party for material breaches by the other party. In addition, Monash may terminate the entire agreement or convert the license to a non-exclusive license if the Company has materially breached its obligation to use commercially reasonable efforts to develop and commercialize a licensed product, subject to a specified notice and cure mechanism.

7. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2022	2021
Prepaid and Other Current Assets
Interest receivable	$72	$32
Prepaid research and development manufacturing expenses	604	740
Prepaid facility expenses	182	174
Prepaid insurance	62	280
Other	130	128
	$1,050	$1,354
Property and Equipment
Laboratory equipment	$2,477	$2,477
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,703	4,703
Less: accumulated depreciation and amortization	(4,339)	(4,252)
	$364	$451
Accrued and Other Liabilities
Accrued clinical trial expense	$4,090	$4,010
Accrued manufacturing expense	643	839
Personnel related	947	1,846
Accrued legal and accounting	102	265
Other	204	121
	$5,986	$7,081

8. Common Stock

As of March 31, 2022, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of March 31, 2022, no dividends on common stock had been declared.

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

During the quarter ended March 31, 2022, the Company did not sell any shares of common stock under it’s at-the-market offering program. As of March 31, 2022, the Company had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement and $18.9 million and $40.0 million remained for sale under the 2020 Sales Agreement and 2021 Sales Agreement, respectively.

The Company has reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2022	2021
Shares available for future option grants	5,249,273	2,806,953
Outstanding options	5,773,988	6,354,308
Shares reserved for employee stock purchase plan	400,000	400,000
Total	11,423,261	9,561,261

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2021	2,806,953	6,354,308	$6.80
Additional shares authorized	1,862,000	—	—
Options granted	(72,400)	72,400	1.99
Options exercised	—	—	—
Options forfeited	652,720	(652,720)	8.83
Balance at March 31, 2022	5,249,273	5,773,988	$6.51

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$302	$596
General and administrative	437	629
Total	$739	$1,225

11. Income Taxes

During the three months ended March 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

In September 2021, the Company entered into a lease amendment to extend the expiration of its operating lease by two years from February 2023 to February 2025. As a result of this lease extension, the Company recorded a $2.4 million increase in the operating lease right-of-use asset and a corresponding increase in the operating lease liability.

As of March 31, 2022 and December 31, 2021, the right-of-use asset under operating lease was $3.0 million and $3.2 million, respectively. The elements of lease expense for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

		Three Months Ended
	Statements of operations and	March 31,
	comprehensive loss location	2022	2021
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$306	$239
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	108	102
Total operating lease cost		$414	$341
Other Information
Operating cash flows used for operating lease		$433	$413
Remaining lease term		2.8 years	1.8 years
Discount rate		8.0%	10.0%

As of March 31, 2022, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2022*	$975
2023	1,391
2024	1,434
Total lease payments	3,800
Less: imputed interest	(407)
Total	$3,393

* Remainder of the year

As of December 31, 2021, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2022	$1,300
2023	1,391
2024	1,434
Total lease payments	4,125
Less: imputed interest	(478)
Total	$3,647

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the three months ended March 31, 2022 the Company recognized $0.1 million of sublease income.

13. Commitments and Contingencies

Commitments

As of March 31, 2022, the Company had total non-cancellable purchase commitments of $9.3 million for the purchase of drug substance in 2022.

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

As more fully described in Note 5 to the Company’s consolidated financial statements for the year ended December 31, 2021, included in the Annual Report on Form 10-K, the Company holds a 49.7% ownership in Angel Pharmaceuticals and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel Pharmaceuticals. Third-party and internal personnel costs incurred by the Company are billed to Angel Pharmaceuticals in the period incurred and recorded as an offset to expenses. During the three months ended March 31, 2022, the Company billed Angel for approximately $50,000 in internal personnel costs and $101,000 in third-party party costs.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the three months ended March 31, 2022, the Company recognized approximately $146,000 of sublease income.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the three months ended March 31, 2022 and 2021, the Company recorded approximately $69,000 and $60,000, respectively, in clinical trial expenses under its agreements with ICON.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2022.

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

Mupadolimab is a unique antibody that is designed to bind to a critical epitope involved in B cell signaling. Our work in both cancer and viral diseases, such as COVID-19, have provided important insights and data into how we may best evaluate the biologic properties of our antibody candidate in the clinic. Our studies have uncovered a novel potential mechanism of action: mupadolimab has the ability to activate B cells which may then be driven into antibody producing plasma cells by the presence of tumor associated antigens within the tumor. Recent work by several groups have highlighted the importance of B cells in anti-tumor immunity. As published in Nature in 2020, investigators have shown that B cell infiltration in some tumors are strong predictors of response to immunotherapies and predictors of favorable outcomes.

In February 2018, we initiated a Phase 1/1b clinical trial with mupadolimab administered alone and in combination with ciforadenant or pembrolizumab, and in combination with ciforadenant and pembrolizumab. As of March 1, 2022, we have enrolled over 110 patients in this clinical trial at doses of up to 24 mg/kg every three weeks. Key findings from this trial as of March 1, 2022 include the observation that mupadolimab was well-tolerated and evidence of B-cell activation and lymphocyte trafficking was observed in patients that received single doses as low as 1 mg/kg. Treatment with mupadolimab was also associated with increases in memory B-cells in the blood, the emergence of new B-cell clones and, in some patients, the production of novel anti-tumor antibodies.

At the 2021 Annual Meeting of the Society for Immunotherapy of Cancer (“SITC”) in November 2021, we presented interim data demonstrating anti-tumor activity in NSCLC and head and neck cancer (“HNSCC”) patients treated with 12 mg./kg or greater of mupadolimab as a single agent, in combination with ciforadenant, in combination with pembrolizumab or in combination with pembrolizumab and ciforadenant. These patients had advanced refractory disease and failed a median of three prior therapies. Further, all but one had failed therapy with prior anti PD(L)-1 antibodies. There were 16 evaluable NSCLC and HNSCC patients. Seven patients achieved tumor regression, which did not meet the criteria for partial response by RECIST. However, for the patients that showed tumor regression, six patients had progressive disease as their best response to their last treatment prior to entering the Phase 1/1b clinical trial, which indicates that the tumors in these patients were not responsive to their last therapy. The seven patients who showed tumor regression on the trial were treated for a period of 4.5 to 12.5 months.

Based on the interim results presented at SITC, we plan to initiate a placebo controlled, randomized Phase 2 clinical trial of mupadolimab as a front-line therapy for the treatment of patients with advanced NSCLC. The randomized, blinded trial will compare standard chemotherapy plus pembrolizumab (anti-PDL-1) with or without mupadolimab. The trial is planned to enroll approximately 150 patients with any tumor PDL-1 expression. The primary endpoint for the study will be progression free survival and secondary endpoints will include objective response rate and overall survival.

Our next product candidate, CPI-818, is an investigational selective, orally bioavailable, covalent inhibitor of ITK designed to have low nanomolar affinity. ITK, an enzyme that functions in T cell signaling and differentiation, is expressed predominantly in T cells, which are lymphocytes that play a vital role in immune responses. T cell lymphomas are malignancies of T cells that proliferate and spread throughout the body. These lymphomas often have tonic signaling through the T cell receptor pathway, which involves ITK. Inhibition of ITK could result in blockade of this signaling pathway and potential control of the malignancy. One of the key survival mechanisms of solid tumors is believed to be the reprogramming of normal T cells to create an inflammatory environment that inhibits anti-tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of T cell anti-tumor immunity and may be useful in the treatment of solid tumors.

CPI-818 is currently being studied in a Phase 1/1b clinical trial that was designed to select the recommended dose of CPI-818 and evaluate its safety, pharmacokinetics, target occupancy, biomarkers and efficacy. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400, 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that is designed to evaluate safety and tumor response to the recommended dose of CPI-818 in disease-specific patient cohorts. By protocol design, treatment is discontinued after one year or upon disease progression. The study enrolled 25 patients from the United States, Australia and South Korea with several types of advanced, refractory T cell lymphomas, including nine patients with peripheral T-cell lymphoma (“PTCL”), 12 patients with cutaneous T-cell lymphoma (“CTCL”), and four patients with other T-cell lymphomas. All patients had failed multiple prior therapies.

In December 2020 at the American Society of Hematology Annual Meeting, we presented preliminary Phase 1/1b clinical data with CPI-818 in refractory T cell lymphomas in patients receiving adequate doses of the drug. The data presented were as follows:

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

Based on the interim results from our Phase 1/1b clinical trial, Angel Pharmaceuticals joined this clinical trial. T cell lymphomas are more common in China than the United States representing approximately 26% of non-Hodgkins lymphomas in China. In January 2022, Angel Pharmaceuticals announced the enrollment of the first patient in the clinical trial.

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

We also discovered the Adenosine Gene Signature, which we believe has demonstrated the potential to serve as a biomarker to identify patients most likely to respond to treatment with ciforadenant. The results of our Phase 1/1b clinical trial involving 68 patients with RCC were published in the journal Cancer Discovery in January 2020. This study reported that in 30 patients evaluated for the Adenosine Gene Signature, no patients showing a low Adenosine Gene Signature exhibited signs of tumor regression while 17% (3 of 18) of patients with a high Adenosine Gene Signature had an overall response rate by RECIST criteria. We have refined our strategy with ciforadenant and plan to collaborate with the Kidney Cancer Consortium to evaluate ciforadenant in a Phase 2 clinical trial in first-line therapy for advanced RCC in combination with ipilimumab and nivolumab. The trial is expected to enroll approximately 60 patients. The endpoint of the clinical trial is expected to be deep response rate defined as greater than 50% reduction of tumor volume. Deep response rates in renal cell cancer have been found to correlate with long term progression free survival. The Adenosine Gene Signature biomarker also will be evaluated in tumor biopsy specimens. Preclinical studies and data from earlier clinical trials with ciforadenant, suggest adenosine may be a cause of resistance to current therapies with anti PD(L)-1.

To date, the majority of our efforts have been focused on the research, development and advancement of mupadolimab, CPI-818 and ciforadenant, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three months ended March 31, 2022 and 2021 was $8.3 million and $11.6 million, respectively. As of March 31, 2022, we had an accumulated deficit of $274.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize mupadolimab, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through March 31, 2022, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

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

During the quarter ended March 31, 2022, we did not sell any shares under our at-the-market offering program. As of March 31, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement, and $18.9 million and $40.0 million remained for sale under the 2020 Sales Agreement and 2021 Sales Agreement, respectively.

As of March 31, 2022, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $62.9 million. While we believe that our current cash, cash equivalents and short-term marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of mupadolimab, CPI-818 or ciforadenant through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2022.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Operating expenses:
Research and development	$5,100	$8,230	$(3,130)
General and administrative	2,313	3,253	(940)
Total operating expenses	7,413	11,483	(4,070)
Loss from operations	(7,413)	(11,483)	4,070
Interest income and other expense, net	11	3	8
Sublease income - related party	146	—	146
Loss from equity method investment	(1,041)	(100)	(941)
Net loss	$(8,297)	$(11,580)	$3,283

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 and 2021 consisted of the following costs by program and unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Ciforadenant (formerly CPI-444)	$529	$404	$125
Mupadolimab (formerly CPI‑006)	1,749	3,997	(2,248)
CPI-818	384	294	90
Unallocated employee and overhead costs	2,438	3,535	(1,097)
	$5,100	$8,230	$(3,130)

For the three months ended March 31, 2022, the increase in ciforadenant costs of $0.1 million as compared to the three months ended March 31, 2021, primarily consisted of an increase of $0.1 million in drug manufacturing costs and an increase of $0.1 million in other outside service costs, which were partially offset by a decrease of $0.1 million in clinical trial expenses.

For the three months ended March 31, 2022, the decrease in mupadolimab costs of $2.2 million as compared to the three months ended March 31, 2021, primarily consisted of a decrease of $2.0 million in clinical trial expenses and a decrease of $0.4 million in licensing expense, which were partially offset by an increase of $0.2 million in drug manufacturing costs.

For the three months ended March 31, 2022, the increase in CPI-818 costs of $0.1 million as compared to the three months ended March 31, 2021, primarily consisted of an increase in drug manufacturing costs.

For the three months ended March 31, 2022, the decrease in unallocated costs of $1.1 million as compared to the three months ended March 31, 2021, primarily consisted of a decrease of $1.0 million in personnel and related costs and a decrease of $0.1 million in other outside service costs.

General and Administrative Expense

For the three months ended March 31, 2022, the decrease in general and administrative expenses of $0.9 million as compared to the three months ended March 31, 2021, primarily consisted of a decrease of $0.6 million in personnel and related costs and a decrease of $0.3 million in professional service costs.

Interest Income and Other Expense, net

For the three months ended March 31, 2022 and 2021, interest income and other expense, net was negligible.

Sublease Income – Related Party

For the three months ended March 31, 2022, sublease income of $0.1 million represents rental income associated with our building sublease to Angel Pharmaceuticals.

Loss from equity method investment

For the three months ended March 31, 2022, the increase in loss from equity method investment of $0.9 million as compared to the three months ended March 31, 2021, primarily consisted of an increase in our share of Angel Pharmaceutical’s loss for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $62.9 million, and an accumulated deficit of $274.7 million, compared to cash and cash equivalents and marketable securities of $69.5 million and an accumulated deficit of $266.4 million as of December 31, 2021. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

Since our inception and through March 31, 2022, we have funded our operations primarily through the sale and issuance of stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

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

During the three months ended March 31, 2022, we did not sell any shares under our at-the-market offering program. As of March 31, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement and $18.9 million and $40.0 million remained for sale under the 2020 Sales Agreement and 2021 Sales Agreement, respectively.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three months ended March 31, 2022. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(6,424)	$(8,787)
Investing activities	(25,574)	4,846
Financing activities	—	32,590
Net increase in cash and cash equivalents	$(31,998)	$28,649

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2022 was $6.4 million, which primarily consisted of a net loss of $8.3 million, adjusted by non-cash charges of $1.9 million, that primarily consisted of $0.7 million of stock compensation expense and $1.0 million of loss from equity method investment, a decrease of $0.3 million in prepaid and other current assets, a decrease of $0.1 million in accounts receivable, a decrease of $0.5 million in accounts payable and accrued and other current liabilities.

Cash used in operating activities during the three months ended March 31, 2021 was $8.8 million, which primarily consisted of a net loss of $11.6 million, adjusted by non-cash charges of $1.6 million, that primarily consisted of $1.2 million of stock compensation expense, an increase of $1.7 million in accounts payable and accrued and other current liabilities, a decrease in prepaid and other current assets of $0.2 million, and an increase in other assets of $0.7 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $25.6 million, that consisted of purchases of marketable securities of $26.4 million, which were partially offset by proceeds from maturities of marketable securities of $0.8 million.

During the three months ended March 31, 2021, cash provided in investing activities was $4.8 million, that consisted of proceeds from maturities of marketable securities of $8.2 million, which were partially offset by purchases of marketable securities of $3.3 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, there were no cash flows from financing activities.

During the three months ended March 31, 2021, cash provided by financing activities was $32.6 million, which consisted of $32.0 million in net proceeds from our February 2021 follow-on public offering and $0.6 million in net proceeds from the issuance of common stock through our at-the-market offering program.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2022, as compared to those disclosed in our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $62.9 million as of March 31, 2022 and cash, cash equivalents and marketable securities of $69.5 million as of December 31, 2021, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, mupadolimab, CPI-818 and ciforadenant, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $43.2 million, $6.0 million and $46.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and $8.3 million and $11.6 million for the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $274.7 million as of March 31, 2022. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize mupadolimab, CPI-818 and ciforadenant, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

As of March 31, 2022, we had capital resources consisting of cash, cash equivalents and marketable securities of $62.9 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of ciforadenant, mupadolimab or CPI-818 through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the 2020 Sales Agreement and 2021 Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – mupadolimab, CPI-818 and ciforadenant – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Additionally, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

While we have not obtained nor have we sought to obtain orphan designation for any product candidate, we believe many of the potential indications of our product candidates, could qualify for orphan drug designation. As a result, we may seek to obtain orphan drug designation for our product candidates in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease or condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

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

As of March 31, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 39% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102). On March 9, 2020 we filed a Registration Statement on Form S-3 (File No. 333-237040), covering the offering of up to $200 million of shares of common stock, preferred stock, warrants and units and entered into a Sales Agreement (“2020 Sales Agreement”) with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of March 31, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement. On November 1, 2021 we entered into another Sales Agreement (“2021 Sales Agreement”) with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to

$40,000,000. As of March 31, 2022, $18.9 million remained for sale under the 2020 Sales Agreement and $40.0 million remained for sale under the 2021 Sales Agreement.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

4.4	Form of Warrant	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/25/2021	4.5

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: May 5, 2022	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)