Form 10-Q
period 2022-06-30
Corvus Pharmaceuticals, Inc.
filed 2022-08-08
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 8, 2022, 46,553,511 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$28,477	$63,458
Marketable securities	28,246	5,993
Accounts receivable - related party	373	507
Prepaid and other current assets	1,789	1,354
Total current assets	58,885	71,312
Property and equipment, net	527	451
Operating lease right-of-use asset	2,712	3,190
Investment in Angel Pharmaceuticals	30,181	34,266
Other assets	236	236
Total assets	$92,541	$109,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,650	$1,565
Operating lease liability	1,135	1,046
Accrued and other liabilities	6,371	7,081
Total current liabilities	10,156	9,692
Operating lease liability	1,999	2,601
Total liabilities	12,155	12,293
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at June 30, 2022 and December 31, 2021; 46,553,511 shares issued and outstanding at June 30, 2022 and December 31, 2021	5	5
Additional paid-in capital	363,083	361,669
Accumulated other comprehensive (loss) income	339	1,869
Accumulated deficit	(283,041)	(266,381)
Total stockholders’ equity	80,386	97,162
Total liabilities and stockholders’ equity	$92,541	$109,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$4,923	$9,106	$10,023	$17,336
General and administrative	2,090	2,184	4,403	5,437
Total operating expenses	7,013	11,290	14,426	22,773
Loss from operations	(7,013)	(11,290)	(14,426)	(22,773)
Interest income and other expense, net	100	1	111	4
Sublease income - related party	146	—	292	—
Loss from equity method investment	(1,596)	(463)	(2,637)	(563)
Net loss	$(8,363)	$(11,752)	$(16,660)	$(23,332)
Net loss per share, basic and diluted	$(0.18)	$(0.28)	$(0.36)	$(0.61)
Shares used to compute net loss per share, basic and diluted	46,553,511	42,247,094	46,553,511	38,402,464
Other comprehensive loss:
Unrealized loss on marketable securities	(54)	(4)	(82)	(2)
Cumulative foreign currency translation adjustment	(1,594)	1,385	(1,448)	1,385
Comprehensive loss	$(10,011)	$(10,371)	$(18,190)	$(21,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	46,553,511	$5	$361,669	$1,869	$(266,381)	$97,162
Stock-based compensation expense	—	—	739	—	—	739
Unrealized loss on marketable securities	—	—	—	(28)	—	(28)
Foreign currency translation adjustment	—	—	—	146	—	146
Net loss	—	—	—	—	(8,297)	(8,297)
Balance at March 31, 2022	46,553,511	$5	$362,408	$1,987	$(274,678)	$89,722
Stock-based compensation expense	—	—	675	—	—	675
Unrealized loss on marketable securities	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	(1,594)	—	(1,594)
Net loss	—	—	—	—	(8,363)	(8,363)
Balance at June 30, 2022	46,553,511	$5	$363,083	$339	$(283,041)	$80,386

	Six Months Ended June 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	28,372,634	$3	$295,281	$4	$(223,140)	$72,148
Stock-based compensation expense	—	—	1,225	—	—	1,225
Unrealized gain on marketable securities	—	—	—	2	—	2
Issuance of common stock in connection with at-the-market offering, net	153,257	—	601	—	—	601
Issuance of common stock upon follow-on public offering, net	9,783,660	1	31,988	—	—	31,989
Net loss	—	—	—	—	(11,580)	(11,580)
Balance at March 31, 2021	38,309,551	$4	$329,095	$6	$(234,720)	$94,385
Stock-based compensation expense	—	—	1,173	—	—	1,173
Unrealized loss on marketable securities	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	1,385	—	1,385
Issuance of common stock in connection with at-the-market offering, net	4,111,608	—	11,216	—	—	11,216
Net loss	—	—	—	—	(11,752)	(11,752)
Balance at June 30, 2021	42,421,159	$4	$341,484	$1,387	$(246,472)	$96,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(16,660)	$(23,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179	259
Accretion related to marketable securities	95	169
Stock-based compensation	1,414	2,398
Loss from equity method investment	2,637	563
Changes in operating assets and liabilities:
Accounts receivable - related party	134	(3)
Prepaid and other current assets	(435)	(1,580)
Operating lease right-of-use asset	478	384
Other assets	—	98
Accounts payable	834	(602)
Accrued and other liabilities	(710)	738
Operating lease liability	(513)	(526)
Net cash used in operating activities	(12,547)	(21,434)
Cash flows from investing activities
Purchases of marketable securities	(29,420)	(4,709)
Maturities of marketable securities	6,990	24,797
Purchases of property and equipment	(4)	—
Net cash (used in) provided by investing activities	(22,434)	20,088
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $4,850 in aggregate gross proceeds from related parties for the six months ended June 30, 2021)	—	31,989
Proceeds from issuance of common stock in connection with at-the-market offering, net	—	11,817
Net cash provided by financing activities	—	43,806
Net (decrease) increase in cash and cash equivalents	(34,981)	42,460
Cash and cash equivalents at beginning of the period	63,458	16,455
Cash and cash equivalents at end of the period	$28,477	$58,915
Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$251	$—

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of CPI-818, ciforadenant and mupadolimab (formerly CPI-006). The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of CPI-818, ciforadenant and mupadolimab, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-818, ciforadenant and mupadolimab or any other product candidates. The Company does not expect its existing capital resources to be sufficient to enable it to fund the completion of its clinical trials and remaining development program of CPI-818, ciforadenant and mupadolimab through commercialization. In addition, its operating plan may change as a result of many factors, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and this Quarterly Report on Form 10-Q.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $283.0 million as of June 30, 2022. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of June 30, 2022, the Company had cash, cash equivalents and short-term marketable securities of $56.7 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar, except for its investment in its equity method investee which is the Chinese renminbi (RMB). The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of June 30, 2022, the Company had an accumulated deficit of $283.0 million and cash, cash equivalents and marketable securities of $56.7 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss - basic and diluted	$(8,363)	$(11,752)	$(16,660)	$(23,332)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	46,553,511	42,247,094	46,553,511	38,402,464
Net loss per share, basic and diluted	$(0.18)	$(0.28)	$(0.36)	$(0.61)

Weighted average common shares outstanding for the three and six months ended June 30, 2021 include 1,458,000 shares of common stock issuable on the conversion of pre-funded warrants described in Note 1.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Outstanding options	5,596,567	6,308,904	5,596,567	6,308,904

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

The following tables present information as of June 30, 2022 and December 31, 2021 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2022
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$26,748	$—	$—	$26,748
Marketable securities	22,443	5,803	—	28,246
	$49,191	$5,803	$—	$54,994

	December 31, 2021
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$61,992	$—	$—	$61,992
Marketable securities	1,011	4,982	—	5,993
	$63,003	$4,982	$—	$67,985

As of June 30, 2022, marketable securities had a maximum remaining maturity of eleven months.

As of June 30, 2022 and December 31, 2021, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$22,499	$—	$(56)	$22,443
U.S. Government agency securities	5,829	—	(26)	5,803
	$28,328	$—	$(82)	$28,246

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,012	$—	$(2)	$1,010
U.S. Government agency securities	4,984	—	(1)	4,983
	$5,996	$—	$(3)	$5,993

5. Equity Method Investment

As of June 30, 2022 and December 31, 2021, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $1.6 million and $2.6 million as loss from equity method investment on the consolidated statement of operations for the three and six months ended June 30, 2022, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data (unaudited)	June 30, 2022	December 31, 2021

	(In thousands)
Current assets	$33,670	$38,608
Non-current assets	1,664	1,818
Current liabilities	1,128	2,119
Non-current liabilities	1,024	105
Stockholders' equity	33,182	38,202

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statement of Operations Data (unaudited)	2022	2021	2022	2021

	(In thousands)
Net loss	$(1,873)	$(544)	(3,198)	(662)
Share of loss from investments accounted for using the equity method	(1,596)	(463)	(2,637)	(563)

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

In May 2017, the Company entered into a second clinical trial collaboration agreement with Genentech. Under the new agreement, ciforadenant administered in combination with Tecentriq will be evaluated in a Phase 1b/2 randomized, controlled clinical study as second-line therapy in patients with non small cell lung cancer (“NSCLC“) who are resistant and/or refractory to prior therapy with an anti-PD-(L)1 antibody. This study has completed patient enrollment of 16 patients. Genentech was responsible for the conduct of the study and the Company will share the cost of the Phase 1b/2 trial, which began enrolling patients in the fourth quarter of 2017. The Company is responsible for supplying ciforadenant and retains global development and commercialization rights to ciforadenant. This agreement will expire after a set period of time following the provision by Genentech of a final study report to the Company.

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

7. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2022	2021
Prepaid and Other Current Assets
Interest receivable	$56	$32
Prepaid research and development manufacturing expenses	535	740
Prepaid facility expenses	182	174
Prepaid insurance	621	280
Other	395	128
	$1,789	$1,354
Property and Equipment
Laboratory equipment	$2,732	$2,477
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,958	4,703
Less: accumulated depreciation and amortization	(4,431)	(4,252)
	$527	$451
Accrued and Other Liabilities
Accrued clinical trial expense	$3,638	$4,010
Accrued manufacturing expense	1,063	839
Personnel related	1,255	1,846
Accrued legal and accounting	284	265
Other	131	121
	$6,371	$7,081

8. Common Stock

As of June 30, 2022, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of June 30, 2022, no dividends on common stock had been declared.

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

During the six months ended June 30, 2022, the Company did not sell any shares of common stock under it’s at-the-market offering program. As of June 30, 2022, the Company had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement and $18.9 million and $40.0 million remained for sale under the 2020 Sales Agreement and 2021 Sales Agreement, respectively.

The Company has reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2022	2021
Shares available for future option grants	5,426,694	2,806,953
Outstanding options	5,596,567	6,354,308
Shares reserved for employee stock purchase plan	400,000	400,000
Total	11,423,261	9,561,261

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2021	2,806,953	6,354,308	$6.80
Additional shares authorized	1,862,000	—	—
Options granted	(184,400)	184,400	1.40
Options forfeited	942,141	(942,141)	7.86
Balance at June 30, 2022	5,426,694	5,596,567	$6.44

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$254	$582	$556	$1,178
General and administrative	421	591	858	1,220
Total	$675	$1,173	$1,414	$2,398

11. Income Taxes

During the six months ended June 30, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of June 30, 2022 and December 31, 2021, the right-of-use asset under operating lease was $2.7 million and $3.2 million, respectively. The elements of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Statements of operations and	June 30,		June 30,
	comprehensive loss location	2022	2021	2022	2021
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$134	$239	$440	$478
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	25	98	133	200
Total operating lease cost		$159	$337	$573	$678
Other Information
Operating cash flows used for operating lease		$433	$413	$832	$827
Remaining lease term		2.6 years	1.6 years	2.6 years	1.6 years
Discount rate		8.0%	10.0%	8.0%	10.0%

As of June 30, 2022, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2022*	$650
2023	1,391
2024	1,434
Total lease payments	3,475
Less: imputed interest	(341)
Total	$3,134

* Remainder of the year

As of December 31, 2021, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2022	$1,300
2023	1,391
2024	1,434
Total lease payments	4,125
Less: imputed interest	(478)
Total	$3,647

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the three and six months ended June 30, 2022 the Company recognized $0.1 million and $0.3 million of sublease income, respectively.

13. Commitments and Contingencies

Commitments

As of June 30, 2022, the Company had total non-cancellable purchase commitments of $6.2 million for the purchase of drug substance in 2022.

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

As more fully described in Note 5 to the Company’s consolidated financial statements for the year ended December 31, 2021, included in the Annual Report on Form 10-K, the Company holds a 49.7% ownership in Angel Pharmaceuticals and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel Pharmaceuticals. Third-party and internal personnel costs incurred by the Company are billed to Angel Pharmaceuticals in the period incurred and recorded as an offset to expenses. During the six months ended June 30, 2022 and 2021, the Company billed Angel for approximately $120,000 and $109,000, respectively, in internal personnel costs and $252,000 and $286,000, respectively, in third-party party costs.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the three and six months ended June 30, 2022, the Company recognized approximately $146,000 and $292,000 of sublease income, respectively.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the six months ended June 30, 2022 and 2021, the Company recorded approximately $173,000 and $129,000, respectively, in clinical trial expenses under its agreements with ICON.

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

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to focus our efforts on the development of immune modulator product candidates with the potential to treat solid cancers, T-cell lymphomas, autoimmune, allergic and infectious diseases. We have built a pipeline of five programs, three of which are in clinical development.

After our review of recent encouraging Phase 1 clinical data for our ITK inhibitor, CPI-818, in T cell lymphomas, demonstrated activity in several preclinical models with CPI-818 in autoimmune and allergic diseases, and the potential near-term timing of additional clinical data for CPI-818, we have decided to prioritize and focus our efforts on advancing the development of CPI-818.

CPI-818 is an investigational selective, orally bioavailable, covalent inhibitor of ITK. ITK, an enzyme that functions in T cell signaling and differentiation, is expressed predominantly in T cells, which are lymphocytes that play a vital role in immune responses. T cell lymphomas are malignancies of T cells that proliferate and spread throughout the body. These lymphomas often have tonic signaling through the T cell receptor pathway, which involves ITK. Inhibition of ITK could result in blockade of this signaling pathway and potential control of the malignancy. One of the key survival mechanisms of both lymphomas and solid tumors is believed to be the reprogramming of normal T cells to create an inflammatory environment that inhibits anti-tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of T cell anti-tumor immunity and may be useful in the treatment of solid tumors as well as lymphomas.

CPI-818 is currently being studied in a Phase 1/1b clinical trial that was designed to select the recommended Phase 2 clinical trial dose of CPI-818 and evaluate its safety, pharmacokinetics, target occupancy, immunologic effects, biomarkers and efficacy. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400, 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that is designed to evaluate safety and tumor response to the recommended dose of CPI-818 in disease-specific patient cohorts. By protocol design, treatment is discontinued after one year or upon disease progression.

In December 2020 at the American Society of Hematology Annual Meeting, we presented preliminary Phase 1/1b clinical data with CPI-818 in refractory T cell lymphomas in patients receiving adequate doses of the drug. The data presented were as follows:

•	Of the seven evaluable patients with peripheral T-cell lymphoma (“PTCL”), there were two objective tumor responses as of the cut-off date of October 5, 2020:
o

One patient, who previously failed chemotherapy and high dose chemotherapy with autologous bone marrow transplantation, achieved a complete response (“CR”) with CPI-818 that remained ongoing after 12 months on study. The patient received CPI-818 for 12 months and the CR persisted beyond discontinuation of therapy (per the study protocol, the patient stopped receiving therapy after 12 months on study).

o	One patient who failed multiple prior therapies achieved a partial response (“PR”) at four months on therapy. This patient then went on to receive a bone marrow transplant.
•	Of the 11 evaluable patients with cutaneous T-cell lymphoma (“CTCL”):
o	One patient achieved a complete response in lymph node disease and continued to have stable cutaneous disease at more than 12 months on therapy as of November 2, 2020.
o	Three patients achieved stable disease on therapy for between 3 and 5 months.
•	There was a dose dependent increase in receptor occupancy, with trough occupancy >75% observed at the 200, 400 and 600 mg doses.
•	No dose limiting toxicities and no grade 3 or 4 treatment related adverse events have been observed to date.

Based on the interim results from our Phase 1/1b clinical trial, Angel Pharmaceuticals joined this clinical trial. T cell lymphomas are more common in China than the United States representing approximately 26% of non-Hodgkins lymphomas in China. In January 2022, Angel Pharmaceuticals announced the enrollment of the first patient in the clinical trial in China.

After reviewing this clinical trial data in the second quarter of 2022, we identified the optimum dosing regimen for CPI-818. The dosing regimen of 200 mg orally twice per day was found to affect T cell differentiation and induce the generation of Th1 helper cells while blocking the development of Th2 cells. Th1 cells are required for immunity to tumors, viral infections and other infectious diseases. Th2 helper T cells are involved in the pathogenesis of many autoimmune and allergic diseases. The immunologic effects of CPI-818 lead to what is known as Th1 skewing and is made possible by the high selectivity of the drug for ITK. In some patients, a decrease in blood eosinophil count has been observed, consistent with blockade of Th2 cells. We and Angel Pharmaceuticals are now enrolling additional patients with T cell lymphoma in the 200 mg cohort. As of July 22, 2022, in the 200 mg cohort, 12 patients have been enrolled and eight are evaluable for response. As of July 22, 2022, there has been one complete response (CR) lasting 25 months; one nodal CR lasting 16 months; one partial response (PR) ongoing at two months follow up. As of July 22, 2022, five patients had stable disease (SD), two of the patients with SD have been on treatment for approximately 12 weeks and continue on study. Two additional patients are on treatment and have not yet had their disease monitoring assessments. An additional patient in the 600 mg cohort also had a PR.

Analysis of blood in four of four patients treated in the 200 mg cohort showed increases in Th1 cells compared to baseline and increases in terminally differentiated T effector memory cells, which are T cells that are antigen primed and capable of destroying tumor cells. A tumor biopsy from one patient taken during response demonstrated an increase in T effector memory cells in the tumor. Several patients with high baseline, pretreatment eosinophil counts showed reductions in circulating eosinophils during treatment with CPI-818. Eosinophils are white blood cells that play a key role in allergic and autoimmune diseases, and they are often elevated in patients with T Cell lymphomas (“TCL”). We expect to present additional data from this clinical trial later this year.

Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine with which we completed a Phase 2 expansion protocol in combination with Genentech, Inc.’s cancer immunotherapy, Tecentriq® (atezolizumab) for patients with either advanced or refractory renal cell cancer (“RCC”). Ciforadenant is designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of adenosine in the tumor microenvironment to the A2A receptor.

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

Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies in cancer patients and patients with COVID-19, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. We believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases.

Mupadolimab is a unique anti-CD73 antibody that is designed to bind to a critical epitope involved in B cell signaling. Our work in both cancer and viral diseases, such as COVID-19, have provided important insights and data into how we may best evaluate the biologic properties of our antibody candidate in the clinic. Our studies have uncovered a novel potential mechanism of action: mupadolimab has the ability to activate B cells which may then be driven into antibody producing plasma cells by the presence of tumor associated antigens within the tumor. Recent work by several groups have highlighted the importance of B cells in anti-tumor immunity. As published in Nature in 2020, investigators have shown that B cell infiltration in some tumors are strong predictors of response to immunotherapies and predictors of favorable outcomes.

In February 2018, we initiated a Phase 1/1b clinical trial with mupadolimab administered alone and in combination with ciforadenant or pembrolizumab, and in combination with ciforadenant and pembrolizumab. As of July 1, 2022, we have enrolled over 115 patients in this clinical trial at doses of up to 24 mg/kg every three weeks. Key findings from this trial as of July 1, 2022 include the observation that mupadolimab was well-tolerated and evidence of B-cell activation and lymphocyte trafficking was observed in patients that received single doses as low as 1 mg/kg. Treatment with mupadolimab was also associated with increases in memory B-cells in the blood, the emergence of new B-cell clones and, in some patients, the production of novel anti-tumor antibodies.

At the 2021 Annual Meeting of the Society for Immunotherapy of Cancer (“SITC”) in November 2021, we presented interim data demonstrating anti-tumor activity in NSCLC and head and neck cancer (“HNSCC”) patients treated with 12 mg/kg or greater of mupadolimab as a single agent, in combination with ciforadenant, in combination with pembrolizumab or in combination with pembrolizumab and ciforadenant. These patients had advanced refractory disease and failed a median of three prior therapies. Further, all but one had failed therapy with prior anti PD(L)-1 antibodies. There were 16 evaluable NSCLC and HNSCC patients. Seven patients achieved tumor regression, which did not meet the criteria for partial response by RECIST. However, of the patients that showed tumor regression, six patients had progressive disease as their best response to their last treatment prior to entering the Phase 1/1b clinical trial, which indicates that the tumors in these patients were not responsive to their last therapy. The seven patients who showed tumor regression on the trial were treated for a period of 4.5 to 12.5 months.

We have completed enrollment in two Phase 1/1b clinical trial expansion cohorts of patients with (1) HNSCC that have failed previous treatment with anti-PD-1 therapy and chemotherapy and (2) relapsed refractory NSCLC who have failed previous treatment with anti-PD(L)-1 therapy and chemotherapy. We will not initiate a planned randomized Phase 2 clinical trial evaluating mupadolimab in combination with pembrolizumab and chemotherapy as a front-line therapy for the treatment of patients with advanced NSCLC this year. The delay is based on our plan to conserve capital and focus on advancing our T cell lymphoma and autoimmunity programs with CPI-818. We believe the mupadolimab program is well-positioned to re-enter clinical trials and we may reinitiate such clinical activity depending on any changes to our clinical development strategy. Notwithstanding our strategic decision, Angel Pharmaceuticals plans to continue the development of mupadolimab in China. In July 2022, the Center for Drug Evaluation in China accepted for filing the Investigational New Drug application (“IND”) to initiate a Phase 1 trial with mupadolimab alone and together with pembrolizumab in patients with advanced NSCLC and HNSCC. This study is planned to be conducted by Angel Pharmaceuticals.

To date, the majority of our efforts have been focused on the research, development and advancement of CPI-818, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three and six months ended June 30, 2022 was $8.4 million and $16.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $283.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-818, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through June 30, 2022, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

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

During the six months ended June 30, 2022, we did not sell any shares under our at-the-market offering program. As of June 30, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement, and $18.9 million and $40.0 million remained for sale under the 2020 Sales Agreement and 2021 Sales Agreement, respectively.

As of June 30, 2022, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $56.7 million. While we believe that our current cash, cash equivalents and short-term marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of CPI-818, ciforadenant or mupadolimab through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the six months ended June 30, 2022.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	completion of our Phase 1/1b clinical trial of mupadolimab in patients with NSCLC and advanced, HPV+ head and neck cancer;
●	enrollment and completion of our ongoing Phase 1/1b clinical trial of CPI-818;
●	enrollment and completion of our planned Phase 2 clinical trial with ciforadenant in collaboration with the Kidney Cancer Clinical Trials Consortium;
●	process development and manufacturing of drug supply of CPI-818, ciforadenant and mupadolimab; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$4,923	$9,106	$(4,183)	$10,023	$17,336	$(7,313)
General and administrative	2,090	2,184	(94)	4,403	5,437	(1,034)
Total operating expenses	7,013	11,290	(4,277)	14,426	22,773	(8,347)
Loss from operations	(7,013)	(11,290)	4,277	(14,426)	(22,773)	8,347
Interest income and other expense, net	100	1	99	111	4	107
Sublease income - related party	146	—	146	292	—	292
Loss from equity method investment	(1,596)	(463)	(1,133)	(2,637)	(563)	(2,074)
Net loss	$(8,363)	$(11,752)	$3,389	$(16,660)	$(23,332)	$6,672

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2022 and 2021 consisted of the following costs by program and unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Ciforadenant (formerly CPI-444)	$401	$457	$(56)	$930	$861	$69
Mupadolimab (formerly CPI‑006)	1,518	4,970	(3,452)	3,267	8,967	(5,700)
CPI-818	711	296	415	1,095	590	505
Unallocated employee and overhead costs	2,293	3,383	(1,090)	4,731	6,918	(2,187)
	$4,923	$9,106	$(4,183)	$10,023	$17,336	$(7,313)

For the three months ended June 30, 2022, the decrease in ciforadenant costs of $0.1 million as compared to the three months ended June 30, 2021, primarily consisted of a decrease of $0.2 million in clinical trial expenses, which were partially offset by an increase of $0.1 million in drug manufacturing costs.

For the six months ended June 30, 2022, the increase in ciforadenant costs of $0.1 million as compared to the six months ended June 30, 2021, primarily consisted of an increase of $0.3 million in drug manufacturing costs and an increase of $0.1 million in other outside service costs, which were partially offset by a decrease of $0.3 million in clinical trial expenses.

For the three months ended June 30, 2022, the decrease in mupadolimab costs of $3.5 million as compared to the three months ended June 30, 2021, primarily consisted of a decrease of $3.7 million in clinical trial expenses and a decrease of $0.3 million in other outside service costs, which were partially offset by an increase of $0.5 million in drug manufacturing costs.

For the six months ended June 30, 2022, the decrease in mupadolimab costs of $5.7 million as compared to the six months ended June 30, 2021, primarily consisted of a decrease of $5.7 million in clinical trial expenses, a decrease of $0.4 million in licensing expense and a decrease of $0.3 million in other outside service costs, which were partially offset by an increase of $0.7 million in drug manufacturing costs.

For the three months ended June 30, 2022, the increase in CPI-818 costs of $0.4 million as compared to the three months ended June 30, 2021, primarily consisted of an increase of $0.3 million in drug manufacturing costs and an increase of $0.1 million in clinical trial expenses.

For the six months ended June 30, 2022, the increase in CPI-818 costs of $0.5 million as compared to the six months ended June 30, 2021, primarily consisted of an increase of $0.3 million in drug manufacturing costs, an increase of $0.1 million in clinical trial expenses and an increase of $0.1 million in other outside service costs.

For the three months ended June 30, 2022, the decrease in unallocated costs of $1.1 million as compared to the three months ended June 30, 2021, primarily consisted of a decrease of $1.0 million in personnel and related costs and a decrease of $0.3 million in facility related expenses, which were partially offset by an increase of $0.2 million in other outside service costs.

For the six months ended June 30, 2022, the decrease in unallocated costs of $2.2 million as compared to the six months ended June 30, 2021, primarily consisted of a decrease of $2.0 million in personnel and related costs and a decrease of $0.3 million in facility related expenses, which were partially offset by an increase of $0.1 million in other outside service costs

General and Administrative Expense

For the three months ended June 30, 2022, the decrease in general and administrative expenses of $0.1 million as compared to the three months ended June 30, 2021, primarily consisted of a decrease of $0.1 million in personnel and related costs.

For the six months ended June 30, 2022, the decrease in general and administrative expenses of $1.0 million as compared to the six months ended June 30, 2021, primarily consisted of a decrease of $0.8 million in personnel and related costs and a decrease of $0.2 million in professional service costs

Interest Income and Other Expense, net

For the three months ended June 30, 2022, the increase in interest income and other expense, net of $0.1 million as compared to the three months ended June 30, 2021, primarily consisted of additional interest income earned due to a higher rate of return on investments.

For the six months ended June 30, 2022, the increase in interest income and other expense, net of $0.1 million as compared to the six months ended June 30, 2021, primarily consisted of additional interest income earned due to a higher rate of return on investments

Sublease Income – Related Party

For the three and six months ended June 30, 2022, sublease income of $0.1 million and $0.3 million, respectively, represents rental income associated with our building sublease to Angel Pharmaceuticals.

Loss from equity method investment

For the three months ended June 30, 2022, the increase in loss from equity method investment of $1.6 million as compared to the three months ended June 30, 2021, primarily consisted of an increase in our share of Angel Pharmaceutical’s loss for the three months ended June 30, 2022.

For the six months ended June 30, 2022, the increase in loss from equity method investment of $2.6 million as compared to the six months ended June 30, 2021, primarily consisted of an increase in our share of Angel Pharmaceutical’s loss for the six months ended June 30, 2022

Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $56.7 million, and an accumulated deficit of $283.0 million, compared to cash and cash equivalents and marketable securities of $69.5 million and an accumulated deficit of $266.4 million as of December 31, 2021. We have financed our operations primarily through private placements of convertible preferred stock and the sale of common stock.

Since our inception and through June 30, 2022, we have funded our operations primarily through the sale and issuance of stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses.

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

During the six months ended June 30, 2022, we did not sell any shares under our at-the-market offering program. As of June 30, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement and $18.9 million and $40.0 million remained for sale under the 2020 Sales Agreement and 2021 Sales Agreement, respectively.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three months ended June 30, 2022. The amounts and timing of our actual expenditures depend on numerous factors, including:

●	the progress, timing, costs and results of clinical trials for CPI-818, ciforadenant and mupadolimab;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company;

●	the extent to which the COVID-19 pandemic may impact our business, including our clinical trials and financial condition; and

●	other factors described in the section of this report entitled “Risk Factors.”

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(12,547)	$(21,434)
Investing activities	(22,434)	20,088
Financing activities	—	43,806
Net increase in cash and cash equivalents	$(34,981)	$42,460

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2022 was $12.5 million, which primarily consisted of a net loss of $16.7 million, adjusted by non-cash charges of $4.3 million, that primarily consisted of $1.4 million of stock compensation expense and $2.6 million of loss from equity method investment, an increase of $0.4 million in prepaid and other current assets, a decrease of $0.1 million in accounts receivable, an increase of $0.8 million in accounts payable and a decrease of $0.7 million in accrued and other current liabilities.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $22.4 million, that consisted of purchases of marketable securities of $29.4 million, which were partially offset by proceeds from maturities of marketable securities of $7.0 million.

During the six months ended June 30, 2021, cash provided in investing activities was $20.1 million, which consisted of proceeds from maturities of marketable securities of $24.8 million, partially offset by purchases of marketable securities of $4.7 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, there were no cash flows from financing activities.

During the six months ended June 30, 2021, cash provided by financing activities was $43.8 million, which consisted of $32.0 million in net proceeds from our February 2021 follow-on public offering and $11.8 million in net proceeds from the issuance of common stock through our at-the-market offering program.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $56.7 million as of June 30, 2022 and cash, cash equivalents and marketable securities of $69.5 million as of December 31, 2021, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, CPI-818, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $43.2 million, $6.0 million and $46.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and $16.7 million and $23.3 million for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $283.0 million as of June 30, 2022. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize CPI-818, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2014, the majority of our efforts have been focused on the research and development of CPI-818, ciforadenant and mupadolimab. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of CPI-818, ciforadenant, and mupadolimab, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-818, ciforadenant and mupadolimab or any other product candidates.

As of June 30, 2022, we had capital resources consisting of cash, cash equivalents and marketable securities of $56.7 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of CPI-818, ciforadenant or mupadolimab through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the 2020 Sales Agreement and 2021 Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – CPI-818, ciforadenant and mupadolimab – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

●	the type, number, scope, progress, expansions, results of and timing of our ongoing and planned clinical trials of CPI-818, ciforadenant and mupadolimab and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future;
●	the impact of changes in the COVID-19 pandemic, including the impact of vaccines and therapeutic treatments;
●	the need for, and the progress, costs and results of, any additional clinical trials of CPI-818, ciforadenant and mupadolimab or any of our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the United States Food and Drug Administration (“FDA”) or other regulatory agencies, including any additional trials the FDA or other regulatory agencies may require;
●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
●	the costs and timing of obtaining or maintaining manufacturing for CPI-818, ciforadenant and mupadolimab and our other product candidates, including commercial manufacturing if any product candidate is approved;
●	the costs and timing of establishing sales and marketing capabilities;
●	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
●	the terms and timing of establishing collaborations, license agreements and other partnerships;
●	whether the FDA or other regulatory agencies accepts data from any clinical trials of our product candidates conducted by Angel Pharmaceuticals in China;
●	costs associated with any new product candidates that we may develop, in-license or acquire;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	general economic conditions, such as rising inflation;

●	the effect of competing technological and market developments;
●	our ability to attract, hire and retain qualified personnel;
●	our ability to establish and maintain partnering arrangements for development; and
●	the costs associated with being a public company.

Several of these factors are outside of our control and if we are unable to obtain funding on a timely basis, we will be unable to complete the clinical trials for CPI-818, ciforadenant and mupadolimab and our other product candidates, and we may be required to significantly curtail some or all of our activities.

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, CPI-818, ciforadenant and mupadolimab. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDA or BLA to the FDA or comparable marketing applications to foreign regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market CPI-818, ciforadenant or mupadolimab, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure our stockholders that CPI-818, ciforadenant or mupadolimab will be successfully developed or commercialized. If we or any of our existing or potential future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize CPI-818, ciforadenant or mupadolimab, we may not be able to generate sufficient revenue to continue our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our existing or potential future collaborators advance into clinical trials, including CPI-818, ciforadenant and mupadolimab, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

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

In March 2018, we began enrolling patients in our Phase 1/1b trial evaluating mupadolimab in cancer patients. The trial is designed to enroll successive cohorts of patients with advanced cancers who will receive increasing doses of mupadolimab both alone, or in combination with ciforadenant and/or pembrolizumab. As of July 15, 2022, mupadolimab has been generally well tolerated in the clinical trial at doses up to 24 mg/kg. However, CD73 is involved in several physiological systems and the administration of anti-CD73 antibodies such as mupadolimab could result in unforeseen safety issues. Similar to our Phase 1/1b clinical trial of ciforadenant, it is possible that patients enrolled in our Phase 1/1b clinical trial for mupadolimab could respond in unexpected ways and that the administration of mupadolimab in combination with ciforadenant and pembrolizumab could exacerbate immune system related adverse events. As a result, there can be no assurance that we will be able to generate favorable safety and efficacy data for mupadolimab or that we will be able to successfully complete our Phase 1/1b clinical trial.

In March 2019, we initiated a multi-center Phase 1/1b clinical trial evaluating CPI-818 in patients with various malignant T-cell lymphomas. Similar to our clinical trials of ciforadenant and mupadolimab, it is possible that patients enrolled in our Phase 1/1b clinical trial for CPI-818 could respond in unexpected ways.

Under our collaboration with Angel Pharmaceuticals, Angel will be responsible for the clinical development and commercialization, including all related expenses, of the licensed pipeline programs in greater China, and for the pre-clinical BTK program globally. Angel is enrolling patients in China for our Phase 1/1b clinical trial with CPI-818 and is planning to initiate clinical trials with ciforadenant and mupadolimab in the next 12 to 18 months and such trials will be subject to many of the same risks as our ongoing clinical programs.

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

While we initiated our Phase 1/1b clinical trial for ciforadenant in January 2016, our Phase 1/1b clinical trial for mupadolimab in cancer in March 2018 and our Phase 1/1b clinical trial for CPI-818 in March 2019, we do not know whether any of our other planned trials, including a planned Phase 2 clinical trial evaluating ciforadenant as a potential first-line therapy in RCC patients, will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA or foreign regulatory authorities failing to grant permission to proceed or placing a clinical trial on hold;
●	subjects failing to enroll or remain in our trial at the rate we expect;
●	subjects choosing an alternative treatment for the indication for which we are developing CPI-818, ciforadenant and mupadolimab or other product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	a facility manufacturing CPI-818, ciforadenant or mupadolimab, any of our other product candidates or any of their components being ordered by the FDA or other regulatory authorities to temporarily or permanently shut down due to violations of good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;

●	any failure or delay in reaching an agreement with CROs and clinical trial sites;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (“GCP”) or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;
●	one or more Institutional Review Boards (“IRBs”) or other reviewing bodies refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
●	patients failing to complete a trial or return for post-treatment follow-up.

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

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of CPI-818, ciforadenant and mupadolimab or other product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are conducting clinical trials for CPI-818, ciforadenant and mupadolimab, and we and Angel Pharmaceuticals may in the future, conduct additional clinical trials of product candidates, at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We are conducting oncology clinical trials with CPI-818, ciforadenant and mupadolimab in North America, Australia and South Korea. In addition, Angel Pharmaceuticals has initiated a clinical trial in China for CPI-818 and plans to initiate clinical trials for ciforadenant and mupadolimab. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or such foreign regulatory authority does not accept the data from our or Angel Pharmaceuticals’ clinical trials for CPI-818, ciforadenant or mupadolimab, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of CPI-818, ciforadenant or mupadolimab or any other product candidates.

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

We are enrolling patients with T-cell lymphomas in our Phase 1/1b clinical trial of CPI-818 and plan to enroll patients with RCC in our planned Phase 2 clinical trial of ciforadenant. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

The success of our business depends primarily upon our ability to develop and commercialize CPI-818, ciforadenant and mupadolimab. Although CPI-818, ciforadenant and mupadolimab are currently in clinical development, our research programs may fail to identify other potential product candidates, or advance them into and through clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying other potential product candidates or our other potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. It may also take greater human and financial resources to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through our research programs than we will possess, thereby limiting our ability to diversify and expand our product candidate portfolio.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials for CPI-818, ciforadenant and mupadolimab and expect to continue to be dependent on third parties to conduct any additional future clinical trials of CPI-818, ciforadenant and mupadolimab and preclinical and clinical trials for our other product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the European Union and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA, BLA or other applications we submit by the FDA or foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing CPI-818, ciforadenant and mupadolimab or our other product candidates.

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

In addition, the supply chain for the manufacturing of our product candidates is complicated and can involve several parties. If we were to experience any supply chain issues, including as a result of the COVID-19 pandemic, our product supply could be seriously disrupted. We expect that the logistical challenges associated with our supply chain will grow more complex as we expand enrollment in our clinical trials for CPI-818, ciforadenant and mupadolimab and as we commence any clinical trials for additional product candidates.

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

Following potential approval of any of our product candidates, the FDA or foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of CPI-818, ciforadenant and mupadolimab or any other product candidate, such candidate will also be subject to ongoing FDA or foreign regulatory authorities requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for CPI-818, ciforadenant and mupadolimab or any other product candidate that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, if CPI-818, ciforadenant and mupadolimab or any of our other product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA and foreign regulatory authorities strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Even if we receive regulatory approval we still may not be able to successfully commercialize CPI-818, ciforadenant and mupadolimab or any other product candidate, and the revenue that we generate from sales, if any, could be limited.

Even if CPI-818, ciforadenant and mupadolimab or any of our other product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of CPI-818, ciforadenant and mupadolimab or any of our other product candidates may require significant resources and may never be successful.

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

Because we have limited financial and managerial resources, we focus on specific product candidates, including CPI-818, ciforadenant and mupadolimab. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may form strategic alliances and collaborative partnerships in the future, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of our product candidates. These relationships may result in or include non-recurring and other charges, increased near- and long-term expenditures, the issuance of securities that dilute our existing stockholders or disruptions to our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because third parties may view the risk of failure in future clinical trials as too significant or the commercial opportunity for our product candidates as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction.

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

In October 2020, we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – CPI-818, ciforadenant and mupadolimab – in greater China and obtained global rights to our BTK inhibitor preclinical programs. While certain of our executive officers and directors will initially be on the board of directors of Angel Pharmaceuticals, we have limited control over it and so we will be subject to many of the same risks set forth above with respect to all collaborations. Additionally, any actions taken by the Chinese government to implement trade policy changes, financial restrictions, or increased regulatory scrutiny on U.S. companies could negatively impact Angel Pharmaceuticals. For instance, China has previously taken or threatened to take trade and other actions in retaliation against U.S. policies, and is likely to continue to do so. Past or future developments in this regard may have a material adverse effect on the economies, financial markets, and currency exchange rates in China and the United States. Tensions between the United States and China have increased over the past few years as a result of disputes in areas including trade policy, intellectual property, cybersecurity and data privacy, as well as due to geopolitical conflicts such as the war between Ukraine and Russia. Our interests in Angel Pharmaceuticals could be harmed if relations between the United States and China worsen or if either government imposes additional policies, tariffs or sanctions and our business could encounter increased regulatory scrutiny in China, as well as adverse media or public attention in China, as a result of the deteriorating bilateral relationship

Angel Pharmaceuticals will also be subject to many of the same risks that are set forth in this “Risk Factors” section pertaining to operations, government regulation, and intellectual property, which may adversely affect Angel Pharmaceuticals’ ability to develop and commercialize products.

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

We have no internal sales, marketing or distribution capabilities. If CPI-818, ciforadenant and mupadolimab or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that CPI-818, ciforadenant and mupadolimab or any of our other product candidates will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

●	we may not be able to attract and build an effective marketing department or sales force;
●	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by CPI-818, ciforadenant and mupadolimab or any other product candidates that we may develop, in-license or acquire; and
●	our direct sales and marketing efforts may not be successful.

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

We will need to grow our organization substantially to continue development and pursue the potential commercialization of CPI-818, ciforadenant and mupadolimab and our other product candidates. As we seek to advance CPI-818, ciforadenant and mupadolimab and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of CPI-818, ciforadenant and mupadolimab or our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of CPI-818, ciforadenant and mupadolimab, and the planned clinical testing of our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if CPI-818, ciforadenant and mupadolimab or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for CPI-818, ciforadenant and mupadolimab or our other product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	the inability to commercialize CPI-818, ciforadenant and mupadolimab or our other product candidates; and
●	a decline in our stock price.

We have product liability insurance coverage in an amount and on terms and conditions that are customary for similarly situated companies and that are satisfactory to our board of directors. Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of CPI-818, ciforadenant and mupadolimab or our other product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review (“IPR”) proceedings and post-grant review (“PGR”) proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of an issued patent in Australia that may be relevant to commercialization of ciforadenant in that country. That Australian patent is expected to expire in 2022. Our ability to commercialize ciforadenant in Australia prior to 2022 could be adversely affected if we do not obtain a license under such patent. We are also aware of a corresponding patent application that has been issued in the United States and which is expected to expire in 2023. However, to the extent that any claims of this patent may be interpreted to cover our potential uses of ciforadenant, we do not believe that such claims would be valid and enforceable if asserted. We have filed a PGR petition challenging the patentability of certain claims of the patent and the patentee subsequently disclaimed every challenged claim. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patent applications that, if issued as patents, may be infringed by commercialization of CPI-818, ciforadenant and mupadolimab or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

●	result in costly litigation;
●	divert the time and attention of our technical personnel and management;
●	cause development delays;
●	prevent us from commercializing CPI-818, ciforadenant and mupadolimab or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or
●	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent CPI-818, ciforadenant and mupadolimab or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market CPI-818, ciforadenant and mupadolimab or our other product candidates.

Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing CPI-818, ciforadenant and mupadolimab or our other product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Depending upon the timing, duration and specifics of potential FDA marketing approval of CPI-818, ciforadenant, mupadolimab, or other product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

While we have issued patents directed at ciforadenant in the United States and certain foreign territories, and pending patent applications directed at CPI-818, ciforadenant, mupadolimab and other product candidates in the United States and other countries, filing, prosecuting and defending patents on CPI-818, ciforadenant, mupadolimab and our other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our stock price has been volatile. The stock market in general and the market for stock of pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of CPI-818, ciforadenant, mupadolimab and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	regulatory developments in the United States and foreign countries; including changes in the policies of the U.S. or Chinese governments resulting in sanctions instituted by either government;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the impact of political instability, natural disasters, war and/or events of terrorism, such as the military conflict between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions other events or factors, many of which are beyond our control, including recession or depression resulting from the current COVID-19 pandemic;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

As of June 30, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 38% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102). On March 9, 2020 we filed a Registration Statement on Form S-3 (File No. 333-237040), covering the offering of up to $200 million of shares of common stock, preferred stock, warrants and units and entered into a Sales Agreement (“2020 Sales Agreement”) with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of June 30, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement. On November 1, 2021 we entered into another Sales Agreement (“2021 Sales Agreement”) with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $40,000,000. As of June 30, 2022, $18.9 million remained for sale under the 2020 Sales Agreement and $40.0 million remained for sale under the 2021 Sales Agreement.

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

We are a smaller reporting company, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. We will remain a smaller reporting company until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) (1) we have over $100 million in annual revenues and (2) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, such as the COVID-19 pandemic, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We currently rely on several different manufacturers who supply different parts of the ciforadenant molecule and CPI-818 molecule, on one manufacturer for mupadolimab drug substance and on other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of CPI-818, ciforadenant and mupadolimab or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

4.4	Form of Warrant.	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/25/2021	4.5

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: August 8, 2022	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)