Form 10-Q
period 2022-09-30
Corvus Pharmaceuticals, Inc.
filed 2022-11-03
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 3, 2022, 46,553,511 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$24,588	$63,458
Marketable securities	25,029	5,993
Accounts receivable - related party	503	507
Prepaid and other current assets	1,152	1,354
Total current assets	51,272	71,312
Property and equipment, net	447	451
Operating lease right-of-use asset	2,467	3,190
Investment in Angel Pharmaceuticals	25,914	34,266
Other assets	248	236
Total assets	$80,348	$109,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,227	$1,565
Operating lease liability	1,181	1,046
Accrued and other liabilities	8,570	7,081
Total current liabilities	13,978	9,692
Operating lease liability	1,689	2,601
Total liabilities	15,667	12,293
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at September 30, 2022 and December 31, 2021; 46,553,511 shares issued and outstanding at September 30, 2022 and December 31, 2021	5	5
Additional paid-in capital	363,741	361,669
Accumulated other comprehensive (loss) income	(1,193)	1,869
Accumulated deficit	(297,872)	(266,381)
Total stockholders’ equity	64,681	97,162
Total liabilities and stockholders’ equity	$80,348	$109,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$10,365	$6,991	$20,388	$24,327
General and administrative	2,108	2,056	6,511	7,493
Total operating expenses	12,473	9,047	26,899	31,820
Loss from operations	(12,473)	(9,047)	(26,899)	(31,820)
Interest income and other expense, net	225	(11)	336	(7)
Sublease income - related party	147	94	439	94
Loss from equity method investment	(2,730)	(1,709)	(5,367)	(2,272)
Net loss	$(14,831)	$(10,673)	$(31,491)	$(34,005)
Net loss per share, basic and diluted	$(0.32)	$(0.24)	$(0.68)	$(0.84)
Shares used to compute net loss per share, basic and diluted	46,553,511	43,947,004	46,553,511	40,270,954
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	5	(2)	(77)	(4)
Cumulative foreign currency translation adjustment	(1,537)	(10)	(2,985)	1,375
Comprehensive loss	$(16,363)	$(10,685)	$(34,553)	$(32,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	46,553,511	$5	$361,669	$1,869	$(266,381)	$97,162
Stock-based compensation expense	—	—	739	—	—	739
Unrealized loss on marketable securities	—	—	—	(28)	—	(28)
Foreign currency translation adjustment	—	—	—	146	—	146
Net loss	—	—	—	—	(8,297)	(8,297)
Balance at March 31, 2022	46,553,511	$5	$362,408	$1,987	$(274,678)	$89,722
Stock-based compensation expense	—	—	675	—	—	675
Unrealized loss on marketable securities	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	(1,594)	—	(1,594)
Net loss	—	—	—	—	(8,363)	(8,363)
Balance at June 30, 2022	46,553,511	$5	$363,083	$339	$(283,041)	$80,386
Stock-based compensation expense	—	—	658	—	—	658
Unrealized gain on marketable securities	—	—	—	5	—	5
Foreign currency translation adjustment	—	—	—	(1,537)	—	(1,537)
Net loss	—	—	—	—	(14,831)	(14,831)
Balance at September 30, 2022	46,553,511	$5	$363,741	$(1,193)	$(297,872)	$64,681

	Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	28,372,634	$3	$295,281	$4	$(223,140)	$72,148
Stock-based compensation expense	—	—	1,225	—	—	1,225
Unrealized gain on marketable securities	—	—	—	2	—	2
Issuance of common stock in connection with at-the-market offering, net	153,257	—	601	—	—	601
Issuance of common stock upon follow-on public offering, net	9,783,660	1	31,988	—	—	31,989
Net loss	—	—	—	—	(11,580)	(11,580)
Balance at March 31, 2021	38,309,551	$4	$329,095	$6	$(234,720)	$94,385
Stock-based compensation expense	—	—	1,173	—	—	1,173
Unrealized loss on marketable securities	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	1,385	—	1,385
Issuance of common stock in connection with at-the-market offering, net	4,111,608	—	11,216	—	—	11,216
Net loss	—	—	—	—	(11,752)	(11,752)
Balance at June 30, 2021	42,421,159	$4	$341,484	$1,387	$(246,472)	$96,403
Issuance of common stock upon exercise of Exchange Warrants	1,457,947	—	—	—	—	—
Common stock issued on exercise of stock options	323,069	—	1,197	—	—	1,197
Stock-based compensation expense	—	—	1,096	—	—	1,096
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Issuance of common stock in connection with at-the-market offering, net	2,344,740	1	17,136	—	—	17,137
Net loss	—	—	—	—	(10,673)	(10,673)
Balance at September 30, 2021	46,546,915	$5	$360,913	$1,375	$(257,145)	$105,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(31,491)	$(34,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273	367
Accretion related to marketable securities	12	207
Stock-based compensation	2,072	3,494
Loss from equity method investment	5,367	2,272
Changes in operating assets and liabilities:
Accounts receivable - related party	4	(276)
Prepaid and other current assets	202	(1,075)
Operating lease right-of-use asset	723	(1,772)
Other assets	(12)	135
Accounts payable	2,662	(1,133)
Accrued and other liabilities	1,489	352
Operating lease liability	(777)	1,575
Net cash used in operating activities	(19,476)	(29,859)
Cash flows from investing activities
Purchases of marketable securities	(46,890)	(4,863)
Maturities of marketable securities	27,765	28,422
Purchases of property and equipment	(269)	—
Net cash (used in) provided by investing activities	(19,394)	23,559
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $4,850 in aggregate gross proceeds from related parties for the nine months ended September 30, 2021)	—	31,989
Proceeds from issuance of common stock in connection with at-the-market offering, net	—	28,954
Proceeds from exercise of common stock options	—	1,197
Net cash provided by financing activities	—	62,140
Net (decrease) increase in cash and cash equivalents	(38,870)	55,840
Cash and cash equivalents at beginning of the period	63,458	16,455
Cash and cash equivalents at end of the period	$24,588	$72,295

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

Initial Public Offering

On March 22, 2016, the Company’s registration statement on Form S-1 (File No. 333-208850) relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the Nasdaq Global Market on March 23, 2016. The public offering price of the shares sold in the IPO was $15.00 per share. The IPO closed on March 29, 2016, pursuant to which the Company sold 4,700,000 shares of its common stock. On April 26, 2016, the Company sold an additional 502,618 shares of its common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. The Company received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of redeemable convertible preferred stock were converted into common stock.

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $297.9 million as of September 30, 2022. The Company has historically financed its operations primarily through the sale of common stock and redeemable convertible preferred stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of September 30, 2022, the Company had cash, cash equivalents and short-term marketable securities of $49.6 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar, except for its investment in its equity method investee which is the Chinese renminbi (RMB). The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of September 30, 2022, the Company had an accumulated deficit of $297.9 million and cash, cash equivalents and marketable securities of $49.6 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

Foreign Currency Translation

Angel Pharmaceuticals Co., Ltd.’s (“Angel Pharmaceuticals”) functional currency is the Chinese renminbi (RMB). Angel Pharmaceuticals’ consolidated financial statements are reported in RMB. Financial information is translated from RMB to the U.S. dollar (the reporting currency) for inclusion in its condensed consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, assets and liabilities are translated at fiscal period-end exchange rates, and stockholders’ equity is held at historical rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income in stockholders' equity.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss - basic and diluted	$(14,831)	$(10,673)	$(31,491)	$(34,005)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	46,553,511	43,947,004	46,553,511	40,270,954
Net loss per share, basic and diluted	$(0.32)	$(0.24)	$(0.68)	$(0.84)

Weighted average common shares outstanding for the three and nine months ended September 30, 2021 include 1,458,000 shares of common stock issuable on the conversion of pre-funded warrants described in Note 1.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Outstanding options	7,069,868	6,810,921	7,069,868	6,810,921

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

The following tables present information as of September 30, 2022 and December 31, 2021 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	September 30, 2022
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$23,713	$—	$—	$23,713
Marketable securities	19,034	5,995	—	25,029
	$42,747	$5,995	$—	$48,742

	December 31, 2021
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$61,992	$—	$—	$61,992
Marketable securities	1,011	4,982	—	5,993
	$63,003	$4,982	$—	$67,985

As of September 30, 2022, marketable securities had a maximum remaining maturity of eleven months.

As of September 30, 2022 and December 31, 2021, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$19,078	$1	$(45)	$19,034
U.S. Government agency securities	6,031	—	(36)	5,995
	$25,109	$1	$(81)	$25,029

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,012	$—	$(2)	$1,010
U.S. Government agency securities	4,984	—	(1)	4,983
	$5,996	$—	$(3)	$5,993

5. Equity Method Investment

As of September 30, 2022 and December 31, 2021, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $2.7 million and $5.4 million as loss from equity method investment on the consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data (unaudited)	September 30, 2022	December 31, 2021

	(In thousands)
Current assets	$30,879	$38,608
Non-current assets	1,477	1,818
Current liabilities	3,236	2,119
Non-current liabilities	945	105
Stockholders' equity	28,175	38,202

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statement of Operations Data (unaudited)	2022	2021	2022	2021

	(In thousands)
Net loss	$(3,204)	$(2,005)	(6,402)	(2,667)
Share of loss from investments accounted for using the equity method	(2,730)	(1,709)	(5,367)	(2,272)

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

Genentech Collaboration Agreements

In October 2015, the Company entered into a clinical trial collaboration agreement with Genentech to evaluate the safety, tolerability and preliminary efficacy of ciforadenant combined with Genentech’s investigational cancer immunotherapy, Tecentriq, a fully humanized monoclonal antibody targeting PD-L1, in a variety of solid tumors in the Company’s Phase 1/1b clinical trial. Pursuant to this agreement, the Company will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of the Company’s representatives and representatives of Genentech. Genentech will supply Tecentriq. At this time, no further patients are being enrolled in this trial. As part of the agreement, the Company granted Genentech certain rights of first negotiation to participate in future clinical trials that the Company may conduct evaluating the administration of ciforadenant in combination with an anti-PD-1 or anti-PD-L1 antibody. If both parties do not reach agreement on the terms of any such participation by Genentech within a specified time period, the Company retains the right to collaborate with third parties in such activities. The Company also granted Genentech certain rights of first negotiation should the Company decide to license development and commercialization rights to ciforadenant. Should both parties not reach agreement on the terms of such a license within a specified time of period, the Company retains the right to enter into a license with another third party. This agreement will expire after a set period of time following the provision by the Company of the final clinical study report to Genentech, which has not yet been finalized.

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

7. Balance Sheet Components (in thousands)

	September 30,	December 31,
	2022	2021
Prepaid and Other Current Assets
Interest receivable	$31	$32
Prepaid research and development manufacturing expenses	130	740
Prepaid facility expenses	182	174
Prepaid insurance	412	280
Other	397	128
	$1,152	$1,354
Property and Equipment
Laboratory equipment	$2,747	$2,477
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,973	4,703
Less: accumulated depreciation and amortization	(4,526)	(4,252)
	$447	$451
Accrued and Other Liabilities
Accrued clinical trial expense	$3,280	$4,010
Accrued manufacturing expense	3,717	839
Personnel related	1,343	1,846
Accrued legal and accounting	54	265
Other	176	121
	$8,570	$7,081

8. Common Stock

As of September 30, 2022, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of September 30, 2022, no dividends on common stock had been declared.

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

During the nine months ended September 30, 2022, the Company did not sell any shares of common stock under it’s at-the-market offering program. As of September 30, 2022, the Company had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement and $18.9 million and $40.0 million remained for sale under the 2020 Sales Agreement and 2021 Sales Agreement, respectively.

The Company has reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2022	2021
Shares available for future option grants	3,953,393	2,806,953
Outstanding options	7,069,868	6,354,308
Shares reserved for employee stock purchase plan	400,000	400,000
Total	11,423,261	9,561,261

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2021	2,806,953	6,354,308	$6.80
Additional shares authorized	1,862,000	—	—
Options granted	(1,704,400)	1,704,400	1.02
Options forfeited	988,840	(988,840)	7.77
Balance at September 30, 2022	3,953,393	7,069,868	$5.27

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$244	$513	$800	$1,691
General and administrative	414	583	1,272	1,803
Total	$658	$1,096	$2,072	$3,494

11. Income Taxes

During the nine months ended September 30, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of September 30, 2022 and December 31, 2021, the right-of-use asset under operating lease was $2.5 million and $3.2 million, respectively. The elements of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Statements of operations and	September 30,		September 30,
	comprehensive loss location	2022	2021	2022	2021
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$306	$261	$746	$740
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	108	98	241	298
Total operating lease cost		$414	$359	$987	$1,038
Other Information
Operating cash flows used for operating lease		$433	$413	$1,265	$1,240
Remaining lease term		2.3 years	3.3 years	2.3 years	3.3 years
Discount rate		8.0%	8.0%	8.0%	8.0%

As of September 30, 2022, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2022*	$325
2023	1,391
2024	1,434
Total lease payments	3,150
Less: imputed interest	(280)
Total	$2,870

* Remainder of the year

As of December 31, 2021, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2022	$1,300
2023	1,391
2024	1,434
Total lease payments	4,125
Less: imputed interest	(478)
Total	$3,647

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the three and nine months ended September 30, 2022 the Company recognized $0.1 million and $0.4 million of sublease income, respectively.

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

As more fully described in Note 5 to the Company’s consolidated financial statements for the year ended December 31, 2021, included in the Annual Report on Form 10-K, the Company holds a 49.7% ownership in Angel Pharmaceuticals and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel Pharmaceuticals. Third-party and internal personnel costs incurred by the Company are billed to Angel Pharmaceuticals in the period incurred and recorded as an offset to expenses. During the nine months ended September 30, 2022 and 2021, the Company billed Angel for approximately $140,000 and $167,000, respectively, in internal personnel costs and $631,000 and $470,000, respectively, in third-party party costs.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recognized approximately $146,000 and $440,000 of sublease income, respectively.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the nine months ended September 30, 2022 and 2021, the Company recorded approximately $330,000 and $205,000, respectively, in clinical trial expenses under its agreements with ICON.

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

CPI-818 is currently being studied in a Phase 1/1b clinical trial that was designed to select the recommended Phase 2 clinical trial dose of CPI-818 and evaluate its safety, pharmacokinetics, target occupancy, immunologic effects, biomarkers and efficacy. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating oral doses (100, 200, 400, 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that is designed to evaluate safety and tumor response to the recommended dose of CPI-818 in disease-specific patient cohorts. By protocol design, treatment is discontinued after one year or upon disease progression.

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

After reviewing this clinical trial data in the second quarter of 2022, we identified the optimum dosing regimen for CPI-818. The dosing regimen of 200 mg orally twice per day was found to affect T cell differentiation and induce the generation of Th1 helper cells while blocking the development of Th2 cells. Th1 cells are required for immunity to tumors, viral infections and other infectious diseases. Th2 helper T cells are responsible for the production of several disease causing cytokines involved in autoimmunity and allergy. The immunologic effects of CPI-818 lead to what is known as Th1 skewing and is made possible by the high selectivity of the drug for ITK. In some patients, a decrease in blood eosinophil count has been observed, consistent with blockade of Th2 cells. As of July 22, 2022, 12 patients were enrolled in the 200 mg cohort and eight were evaluable for response. As of July 22, 2022, there had been one complete response (“CR”) lasting 25 months; one nodal CR lasting 16 months; one partial response (“PR”) ongoing at two months follow up. As of July 22, 2022, five patients had stable disease (“SD”), two of the patients with SD had been on treatment for approximately 12 weeks and continued on study. Two additional patients were on treatment and had not yet had their disease monitoring assessments. An additional patient in the 600 mg cohort also had a PR. We and Angel Pharmaceuticals continue to enroll additional patients with T cell lymphomas in the 200 mg cohort of the clinical trial.

Analysis of blood in four of four patients treated in the 200 mg cohort showed increases in Th1 cells compared to baseline and increases in terminally differentiated T effector memory cells, which are T cells that are antigen primed and capable of destroying tumor cells. A tumor biopsy from one patient taken during response demonstrated an increase in T effector memory cells in the tumor. Three of three patients with high baseline, pretreatment eosinophil counts showed reductions in circulating eosinophils during treatment with CPI-818. Eosinophils are white blood cells that play a key role in allergic and autoimmune diseases, and they are often elevated in patients with T Cell lymphomas (“TCL”). We expect to present additional data from this clinical trial at the 64th American Society of Hematology (ASH) Annual Meeting and Exposition in December.

We are also developing CPI-818 for autoimmune and allergic diseases and we are preparing to initiate potential clinical trials for certain autoimmune diseases. CPI-818 has demonstrated activity in various animal models of autoimmunity including models of systemic lupus erythematosus, psoriasis, inflammatory bowel disease and graft versus host disease. Some of the research detailing this activity was presented at the annual meetings of the American Society of Hematology in 2020 and 2021.

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

We also discovered the Adenosine Gene Signature, which we believe has demonstrated the potential to serve as a biomarker to identify patients most likely to respond to treatment with ciforadenant. The results of our Phase 1/1b clinical trial involving 68 patients with RCC were published in the journal Cancer Discovery in January 2020. This study reported that in 30 patients evaluated for the Adenosine Gene Signature, no patients showing a low Adenosine Gene Signature exhibited signs of tumor regression while 17% (3 of 18) of patients with a high Adenosine Gene Signature had an overall response rate by RECIST criteria. Based on these results, we are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic RCC in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). The clinical trial is expected to enroll approximately 60 patients. In the Phase 1b portion of the clinical trial (N=8), the primary endpoints are safety, tolerability and anti-tumor activity. In the Phase 2 portion of the clinical trial, the primary endpoint is the percent of patients that achieve a deep response, defined as complete response or depth of partial response of >50% tumor reduction. Historical data has shown that deep responses correlate with prolonged progression free survival and is seen in approximately 32% of patients receiving ipilimumab and nivolumab. Deep response rates in renal cell cancer have been found to correlate with long term progression free survival. The Adenosine Gene Signature biomarker also will be evaluated in tumor biopsy specimens. The trial design is based on our preclinical research published in 2018 in Cancer Immunology Research that demonstrated impressive antitumor control and cures in several animal models using ciforadenant in combination with anti-CTLA4 and anti-PD1. Preclinical studies and data from earlier clinical trials with ciforadenant, suggest adenosine may be a cause of resistance to current therapies with anti PD(L)-1. The Kidney Cancer Research Consortium is comprised of a group of leading cancer centers in the United States led by investigators at MD Anderson.

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

We have completed enrollment in two Phase 1/1b clinical trial expansion cohorts of patients with (1) HNSCC that have failed previous treatment with anti-PD-1 therapy and chemotherapy and (2) relapsed refractory NSCLC who have failed previous treatment with anti-PD(L)-1 therapy and chemotherapy. Based on the available results from this trial, we believe this program is ready to advance into a randomized Phase 2 clinical trial evaluating mupadolimab in combination with pembrolizumab and chemotherapy as a front-line therapy for the treatment of patients with NSCLC. However, we are delaying the initiation of this clinical trial in order to prioritize the development of CPI-818 and to conserve capital. Angel Pharmaceuticals plans to continue the development of mupadolimab in China. The CDE (Center for Drug Evaluation) has approved an investigational new drug application (“IND”) to initiate a Phase 1 trial in China with mupadolimab alone and together with pembrolizumab in patients with advanced NSCLC and head and neck cancer.

To date, the majority of our efforts have been focused on the research, development and advancement of CPI-818, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three and nine months ended September 30, 2022 was $14.8 million and $31.5 million, respectively. As of September 30, 2022, we had an accumulated deficit of $297.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-818, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through September 30, 2022, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of redeemable convertible preferred stock were converted into 14.3 million shares of our common stock.

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

During the nine months ended September 30, 2022, we did not sell any shares under our at-the-market offering program. As of September 30, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement. As of September 30, 2022, $18.9 million and $40.0 million remained for sale under the 2020 Sales Agreement and 2021 Sales Agreement, respectively.

As of September 30, 2022, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $49.6 million. While we believe that our current cash, cash equivalents and short-term marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of CPI-

818, ciforadenant or mupadolimab through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2022.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our ongoing Phase 1/1b clinical trial of CPI-818;
●	planned enrollment and completion of clinical trials of CPI-818 for the treatment of certain autoimmune diseases;
●	enrollment and completion of our planned Phase 1b/2 clinical trial with ciforadenant in collaboration with the Kidney Cancer Research Consortium;
●	process development and manufacturing of drug supply of CPI-818 and ciforadenant; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$10,365	$6,991	$3,374	$20,388	$24,327	$(3,939)
General and administrative	2,108	2,056	52	6,511	7,493	(982)
Total operating expenses	12,473	9,047	3,426	26,899	31,820	(4,921)
Loss from operations	(12,473)	(9,047)	(3,426)	(26,899)	(31,820)	4,921
Interest income and other expense, net	225	(11)	236	336	(7)	343
Sublease income - related party	147	94	53	439	94	345
Loss from equity method investment	(2,730)	(1,709)	(1,021)	(5,367)	(2,272)	(3,095)
Net loss	$(14,831)	$(10,673)	$(4,158)	$(31,491)	$(34,005)	$2,514

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2022 and 2021 consisted of the following costs by program as well as unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
CPI-818	$858	$535	$323	$1,953	$1,125	$828
Ciforadenant	186	319	(133)	1,116	1,180	(64)
Mupadolimab	6,681	3,349	3,332	9,948	12,316	(2,368)
Unallocated employee and overhead costs	2,640	2,788	(148)	7,371	9,706	(2,335)
	$10,365	$6,991	$3,374	$20,388	$24,327	$(3,939)

For the three months ended September 30, 2022, the increase in CPI-818 costs of $0.3 million as compared to the three months ended September 30, 2021, primarily consisted of an increase of $0.3 million in outside service costs and an increase of $0.1 million in drug manufacturing costs, which were partially offset by a decrease of $0.1 million in clinical trial expenses.

For the nine months ended September 30, 2022, the increase in CPI-818 costs of $0.8 million as compared to the nine months ended September 30, 2021, primarily consisted of an increase of $0.4 million in drug manufacturing costs and an increase of $0.4 million in other outside service costs.

For the three months ended September 30, 2022, the decrease in ciforadenant costs of $0.1 million as compared to the three months ended September 30, 2021, primarily consisted of a decrease of $0.2 million in clinical trial expenses, which were partially offset by an increase of $0.1 million in other outside service costs.

For the nine months ended September 30, 2022, the decrease in ciforadenant costs of $0.1 million as compared to the nine months ended September 30, 2021, primarily consisted of a decrease of $0.5 million in clinical trial expenses, which were partially offset by an increase of $0.3 million in drug manufacturing costs and an increase of $0.1 million in other outside service costs.

For the three months ended September 30, 2022, the increase in mupadolimab costs of $3.3 million as compared to the three months ended September 30, 2021, primarily consisted of an increase of $5.4 million in drug manufacturing costs as a result of the purchase of antibody for our clinical trial for mupadolimab, which was subsequently paused, under a non-cancelable purchase commitment, which were partially offset by a decrease of $1.9 million in clinical trial expenses and a decrease of $0.2 million in other outside service costs.

For the nine months ended September 30, 2022, the decrease in mupadolimab costs of $2.4 million as compared to the nine months ended September 30, 2021, primarily consisted of a decrease of $7.6 million in clinical trial expenses, a decrease of $0.4 million in licensing expense and a decrease of $0.5 million in other outside service costs, which were partially offset by an increase of $6.1 million in drug manufacturing costs as a result of the purchase of antibody for our clinical trial for mupadolimab, which was subsequently paused, under a non-cancelable purchase commitment.

For the three months ended September 30, 2022, the decrease in unallocated costs of $0.1 million as compared to the three months ended September 30, 2021, primarily consisted of a decrease of $0.3 million in personnel and related costs, which were partially offset by an increase of $0.2 million in other outside service costs.

For the nine months ended September 30, 2022, the decrease in unallocated costs of $2.3 million as compared to the nine months ended September 30, 2021, primarily consisted of a decrease of $2.3 million in personnel and related costs and a decrease of $0.3 million in facility related expenses, which were partially offset by an increase of $0.3 million in other outside service costs.

General and Administrative Expense

For the three months ended September 30, 2022, the increase in general and administrative expenses of $0.1 million as compared to the three months ended September 30, 2021, primarily consisted of an increase of $0.4 million in professional service costs, which were partially offset by a decrease of $0.3 million in personnel and related costs.

For the nine months ended September 30, 2022, the decrease in general and administrative expenses of $1.0 million as compared to the nine months ended September 30, 2021, primarily consisted of a decrease of $1.2 million in personnel and related costs, which were partially offset by an increase of $0.2 million in professional service costs.

Interest Income and Other Expense, net

For the three months ended September 30, 2022, the increase in interest income and other expense, net of $0.2 million as compared to the three months ended September 30, 2021, primarily consisted of additional interest income earned due to a higher rate of return on investments.

For the nine months ended September 30, 2022, the increase in interest income and other expense, net of $0.3 million as compared to the nine months ended September 30, 2021, primarily consisted of additional interest income earned due to a higher rate of return on investments.

Sublease Income – Related Party

For the three and nine months ended September 30, 2022, sublease income of $0.1 million and $0.4 million, respectively, represents rental income associated with our building sublease to Angel Pharmaceuticals.

Loss from equity method investment

For the three months ended September 30, 2022, the increase in loss from equity method investment of $1.0 million as compared to the three months ended September 30, 2021, primarily consisted of an increase in our share of Angel Pharmaceutical’s loss for the three months ended September 30, 2022.

For the nine months ended September 30, 2022, the increase in loss from equity method investment of $3.1 million as compared to the nine months ended September 30, 2021, primarily consisted of an increase in our share of Angel Pharmaceutical’s loss for the nine months ended September 30, 2022

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $49.6 million, and an accumulated deficit of $297.9 million, compared to cash and cash equivalents and marketable securities of $69.5 million and an accumulated deficit of $266.4 million as of December 31, 2021. We have financed our operations primarily through the sale of common stock and the private placements of redeemable convertible preferred stock.

Since our inception and through September 30, 2022, we have funded our operations primarily through the sale and issuance of stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses.

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

During the nine months ended September 30, 2022, we did not sell any shares under our at-the-market offering program. As of September 30, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement. As of September 30, 2022, $18.9 million and $40.0 million remained for sale under the 2020 Sales Agreement and 2021 Sales Agreement, respectively.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three months ended September 30, 2022. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(19,476)	$(29,859)
Investing activities	(19,394)	23,559
Financing activities	—	62,140
Net increase in cash and cash equivalents	$(38,870)	$55,840

Cash Flows from Operating Activities

Cash used in operating activities during the nine months ended September 30, 2022 was $19.5 million, which primarily consisted of a net loss of $31.5 million, adjusted by non-cash charges of $7.7 million, that primarily consisted of $2.1 million of stock compensation expense and $5.4 million of loss from equity method investment, a decrease of $0.2 million in prepaid and other current assets, an increase of $2.7 million in accounts payable, an increase of $1.5 million in accrued and other current liabilities and a decrease of $0.1 million in operating lease liability net of operating lease right-of-use asset amortization.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $19.4 million, which primarily consisted of purchases of marketable securities of $46.9 million and purchases of property and equipment of $0.3 million, which were partially offset by proceeds from maturities of marketable securities of $27.8 million.

During the nine months ended September 30, 2021, cash provided in investing activities was $23.6 million, which primarily consisted of proceeds from maturities of marketable securities of $28.4 million, partially offset by purchases of marketable securities of $4.9 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, there were no cash flows from financing activities.

During the nine months ended September 30, 2021, cash provided by financing activities was $62.1 million, which primarily consisted of $32.0 million in net proceeds from our February 2021 follow-on public offering, $29.0 million in net proceeds from the issuance of common stock through our at-the-market offering program, and $1.2 million in proceeds from the exercise of stock options.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $49.6 million as of September 30, 2022 and cash, cash equivalents and marketable securities of $69.5 million as of December 31, 2021, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, CPI-818, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $43.2 million, $6.0 million and $46.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and $31.5 million and $34.0 million for the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $297.9 million as of September 30, 2022. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize CPI-818, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, the majority of our efforts have been focused on the research and development of CPI-818, ciforadenant and mupadolimab. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of CPI-818, ciforadenant, and mupadolimab, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-818, ciforadenant and mupadolimab or any other product candidates.

As of September 30, 2022, we had capital resources consisting of cash, cash equivalents and marketable securities of $49.6 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of CPI-818, ciforadenant or mupadolimab through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the 2020 Sales Agreement and 2021 Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – CPI-818, ciforadenant and mupadolimab – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Furthermore, our ongoing and planned clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Since the initiation of our Phase 1/1b clinical trial in January 2016, ciforadenant has been administered to more than 300 cancer patients and, while it has generally been well tolerated, there have been possibly drug-related or drug-related serious adverse events observed during the trial, and limited information is available concerning long-term safety and efficacy. It remains possible that patients enrolled in our Phase 1/1b clinical trial or our amended Phase 1b/2 clinical trial for ciforadenant could respond in unexpected ways. Our Phase 1/1b and our amended Phase 1b/2 clinical trials were conducted in patients with advanced cancers who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. Furthermore, a portion of our Phase 1/1b clinical trial, our amended Phase 1b/2 clinical trial and Genentech’s Phase 1b/2 clinical trial under our collaboration agreement, included the administration of ciforadenant in combination with Genentech’s cancer immunotherapy, Tecentriq, which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. As a result, there can be no assurance that the results of historical clinical studies of ciforadenant conducted by third parties or the results of our clinical studies to-date will be indicative of the ongoing results of our Phase 1/1b clinical trial or amended Phase 1b/2 clinical trial, Genentech’s Phase 1b/2 clinical trial or any future clinical trial of ciforadenant.

As of September 30, 2022, we completed enrolling patients in our Phase 1/1b trial evaluating mupadolimab in cancer patients. The trial was designed to enroll successive cohorts of patients with advanced cancers who received increasing doses of mupadolimab both alone, or in combination with ciforadenant and/or pembrolizumab. As of September 30, 2022, mupadolimab has been generally well tolerated in the clinical trial at doses up to 24 mg/kg. However, CD73 is involved in several physiological systems and the administration of anti-CD73 antibodies such as mupadolimab could result in unforeseen safety issues. Similar to our Phase 1/1b clinical trial of ciforadenant, it is possible that patients enrolled in our Phase 1/1b clinical trial for mupadolimab could respond in unexpected ways and that the administration of mupadolimab in combination with ciforadenant and pembrolizumab could exacerbate immune system related adverse events.

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

While we initiated several clinical trials, we do not know whether any of our other planned trials, including any clinical trials in CPI-818 for the treatment of autoimmune diseases, will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (“IVDR”) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council voted to adopt the proposed regulation on December 15, 2021 and the regulation entered into force on January 2022. The IVDR applies since May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The regulation of companion diagnostics is subject to further requirements since the IVDR became applicable as it introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

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

We are continuing to enroll patients with T-cell lymphomas in our Phase 1/1b clinical trial of CPI-818 and plan to enroll patients with RCC in an initiated Phase 1b/2 clinical trial of ciforadenant. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials for CPI-818, ciforadenant and mupadolimab and expect to continue to be dependent on third parties to conduct any additional future clinical trials of CPI-818, ciforadenant and mupadolimab and preclinical and clinical trials for our other product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the competent authorities of the EU member states and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or foreign regulatory authorities conclude that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA, BLA or other applications we submit by the FDA or foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing CPI-818, ciforadenant and mupadolimab or our other product candidates.

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or BLA on a timely basis and must adhere to the FDA’s Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect our manufacturing facilities or those of our third-party contractors involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. Similar requirements must be complied with in foreign jurisdictions.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Such violations could also result in civil and/or criminal penalties, and the FDA or foreign regulatory authorities may impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, revocation of a pre-existing approval or closing one or more manufacturing facilities.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA postponed most inspections of domestic and foreign manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

If we fail to adhere to the listing requirements of the Nasdaq Global Market, including maintaining a minimum closing bid price of $1.00 per share, our common stock could be delisted.

Our common stock is listed on the Nasdaq Global Market and as such is subject to various requirements for continued listing under the rules of the Nasdaq Global Stock Market (“Listing Rules”). On October 25, 2022, we received a letter indicating that for 30 consecutive business days we did not maintain a minimum closing bid price of $1.00 per share as required by the Listing Rules. In accordance with the Listing Rules, we have 180 calendar days, or until April 24, 2023, to regain compliance with the minimum bid price rule.

In accordance with the applicable Listing Rules, if we are unable to regain compliance with the minimum closing bid price requirements prior to the expiration of the grace period, we will be required to transfer to the Nasdaq Capital Market, subject to our ability to meet the listing standards of the Nasdaq Capital Market. If we are unable to meet the listing standards of the Nasdaq Capital Market, our common stock will be delisted. In addition, if we are transferred to the Nasdaq Capital Market, we will within 180 days, be required to implement a cure for failing to be in compliance with the minimum bid price rule. Such a cure could include implementing a reverse stock split, which would require stockholder approval that may be difficult and costly to obtain.

In addition to adhering to the minimum closing bid price requirement, there are other listing requirements in the Listing Rules we must adhere to. Similar to the closing bid price requirement, we may not be able to satisfy these other rules. If we are unable to comply with these additional listing requirements, our stock could be delisted for such failure. If our common stock is delisted from Nasdaq, we could be required to list on the over-the-counter, or OTC, market, which may adversely affect the price and trading liquidity of our common stock. Delisting from the Nasdaq may have other negative results, including the potential loss of confidence in us by employees and partners, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing on favorable terms or at all.

Because a small number of our existing stockholders own a majority of our voting stock, a stockholder’s ability to influence corporate matters will be limited.

As of September 30, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 39% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 3, 2017, we filed a Registration Statement on Form S-3 (File No. 333-217102), covering the offering of up to $250 million of shares of common stock, preferred stock, warrants and units. In March 2018, we sold 8,117,647 shares of our common stock for net proceeds of $64.9 million in an underwritten public offering pursuant to our Registration Statement on Form S-3 (File No. 333-217102). On March 9, 2020 we filed a Registration Statement on Form S-3 (File No. 333-237040), covering the offering of up to $200 million of shares of common stock, preferred stock, warrants and units and entered into a Sales Agreement (“2020 Sales Agreement”) with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of September 30, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement. On November 1, 2021 we entered into another Sales Agreement (“2021 Sales Agreement”) with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $40,000,000. As of September 30, 2022, $18.9 million remained for sale under the 2020 Sales Agreement and $40.0 million remained for sale under the 2021 Sales Agreement.

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

We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, any such security breach may compromise information stored on our networks, or those of our vendors, and may result in significant data losses or theft of our intellectual property or proprietary business information. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, or affected individuals pursuant to applicable data privacy and security laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, reputation, financial condition, results of operations and prospects. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed, or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed.

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

Further, California enacted the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Further, the CPRA, recently passed in California, which significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been proposed in Virginia, Colorado, Connecticut and Utah and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal data of individuals within the EEA, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. Further, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, e.g. on July 16, 2020, the Court of Justice of the European Union, or the CJEU invalidated the EU-US Privacy Shield Framework, or the Privacy Shield under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for Untied States Signals Intelligence Activities. Further, when the CJEU invalidated the EU-US Privacy Shield Framework, it upheld the adequacy of the standard contractual clauses, or SCCs, but also made clear that reliance on them alone may not necessarily be sufficient in all circumstances. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. In addition, the GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater.

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

Our corporate headquarters and laboratory are located in the San Francisco Bay. This location has in the past experienced severe earthquakes and other natural disasters. Earthquakes, extreme weather conditions, or other natural disasters, power-shortages, telecommunications failures, fires, medical epidemics and pandemics, such as the COVID-19 pandemic, and other natural or manmade disasters could severely disrupt our operations or those of our collaboration partners and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

If any of our suppliers of the drug substance we use for the development of our product candidates are unable to provide such drug substance, our business could be disrupted and seriously harmed.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

4.4	Form of Warrant.	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/25/2021	4.5

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: November 3, 2022	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)