Form 10-K
period 2022-12-31
Corvus Pharmaceuticals, Inc.
filed 2023-03-28
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $34.2 million, computed by reference to the closing price as reported on The Nasdaq Stock Market. As of March 28, 2023, 46,568,511 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

CORVUS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability;
●	We will need substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts;
●	our expectations and beliefs regarding the potential benefits of our product candidates;
●	our expectations regarding the clinical effectiveness of our product candidates and utility of our biomarker data;
●	the anticipated timing, costs and conduct of our ongoing and planned clinical trials for CPI-818, ciforadenant and mupadolimab and planned preclinical studies and clinical trials for other product candidates in our development programs;
●	the scope and design of our planned clinical trials, including but not limited to target patient enrollment numbers;
●	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;
●	the timing of the completion of our ongoing and planned clinical trials of CPI-818, ciforadenant and mupadolimab and the timing and availability of clinical data from such clinical trials;
●	clinical and regulatory development plans with respect to CPI-818, ciforadenant and mupadolimab, and our other product candidates;
●	our ability to commercialize CPI-818, ciforadenant and mupadolimab and our other product candidates, if approved;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	the pricing and reimbursement of our product candidates, if approved;
●	the extent to which the COVID-19 coronavirus (“COVID-19”) and related governmental regulations and restrictions may impact our business, including our research, clinical trials, manufacturing and financial condition;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;

●	our or any existing or future collaborator’s ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to establish and maintain collaborations and retain commercial rights for our product candidates in such collaborations;
●	the potential benefits of strategic collaborations, including our collaboration with Angel Pharmaceuticals, and our ability to enter into strategic arrangements;
●	developments and projections relating to our competitors and our industry, including competing therapies;
●	our estimates regarding the effect of changes in the tax code as a result of recent federal tax legislation and uncertainty as to how some of those changes may be applied;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock; and
●	our financial performance.

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

●	We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
●	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
●	The COVID-19 pandemic could adversely impact our business, including our clinical trials, and financial condition.

●	Our product candidates are in various stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our existing or potential future collaborators advance into clinical trials, including CPI-818, ciforadenant and mupadolimab, may not have favorable results in later clinical trials, if any, or receive regulatory approval.
●	Any termination or suspension of, or delays in the commencement or completion of, our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
●	We are conducting and plan to conduct clinical trials for CPI-818, ciforadenant and mupadolimab, and we and Angel Pharmaceuticals may in the future, conduct additional clinical trials of product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.
●	If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	The occurrence of serious complications or side effects in connection with use of our product candidates, either in clinical trials or post-approval, could lead to discontinuation of our clinical development programs, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business, prospects, operating results and financial condition.
●	We may not be successful in our efforts to identify or discover additional product candidates.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected, or at all.
●	We rely on third parties to conduct some or all aspects of our manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.
●	We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.
●	If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business will be materially and adversely affected.
●	If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
●	We face competition from entities that have developed or may develop product candidates for cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.
●	An active, liquid and orderly market for our common stock may not be sustained.
●	The trading price of the shares of our common stock could be highly volatile, and investors in our common stock could incur substantial losses.

v

Part I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to focus our efforts on the development of immune modulator product candidates with the potential to treat solid cancers, T cell lymphomas, autoimmune, allergic and infectious diseases. We have built a pipeline of five programs, three of which are in clinical development.

Our lead product candidate is CPI-818, a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T cell lymphomas. CPI-818 is designed to inhibit the proliferation of certain malignant T cells and also to affect the differentiation of normal T cells, which could enhance immunity to tumor cells. We believe these properties have the potential to regulate the growth and activity of abnormal T cells involved in autoimmunity and allergy.

Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor. We are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic RCC in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1)

Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. While we believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases, we are waiting to initiate a potential Phase 2 randomized clinical trial in order to prioritize the development of our other two lead product candidates. Angel Pharmaceuticals is continuing the development of mupadolimab in China and is enrolling patients in a Phase 1 trial with mupadolimab alone and together with pembrolizumab in patients with advanced NSCLC and head and neck cancer.

Our molecularly targeted product candidates are designed to exhibit a high degree of specificity, which we believe have the potential to provide greater safety compared to other cancer therapies and may facilitate their development either as monotherapies or in combination with other cancer therapies such as immune checkpoint inhibitors or chemotherapy.

We believe the breadth and status of our pipeline demonstrates our management team’s expertise in understanding and developing immunology focused assets as well as in identifying product candidates that can be in-licensed and further developed internally to treat many types of cancer. We hold worldwide rights to all of our product candidates (other than in greater China).

Our diverse and versatile product candidates have also enabled us to address markets in foreign markets. In October 2020, we announced the formation and launch of Angel Pharmaceuticals Co., Ltd. (“Angel Pharmaceuticals”), a China based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We formed Angel Pharmaceuticals as a wholly owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital. Such cash is not available for our use. Contemporaneously with the financing, Angel Pharmaceuticals licensed the rights to develop and commercialize our three clinical-stage candidates – CPI-818, ciforadenant and mupadolimab – in greater China and obtained global rights to our BTK inhibitor preclinical programs. Under the collaboration, we currently have a 49.7% equity interest in Angel Pharmaceuticals, excluding 7% of Angel’s equity reserved for issuance under the Employee Stock Ownership Plan (“ESOP”), and are entitled to designate three individuals on Angel’s five-person board of directors.

Product Pipeline

Our product candidate pipeline includes the following:

CPI-818, ITK Inhibitor. CPI-818 is an investigational selective, orally bioavailable, covalent inhibitor of ITK. ITK, an enzyme that functions in T cell signaling and differentiation, is expressed predominantly in T cells, which are lymphocytes that play a vital role in immune responses. T cell lymphomas are malignancies of T cells that proliferate and spread throughout the body. These lymphomas often have tonic signaling through the T cell receptor pathway, which involves ITK. Inhibition of ITK could result in blockade of this signaling pathway and control the growth of the malignancy. In addition, one of the key survival mechanisms of both lymphomas and solid tumors is believed to be the reprogramming of normal T cells to create an inflammatory environment that inhibits anti-tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of normal T cell anti-tumor immunity and may be useful in the treatment of solid tumors as well as lymphomas.

T cell signaling involving ITK is required in the development of T cells within the thymus, where ITK regulates the production of various T cell subsets and functions. The ITK cell signaling pathway is similar to the signaling that occurs in B cells, which is mediated by a homologous enzyme known as BTK, the target of ibrutinib, an approved treatment for patients with B cell lymphomas and leukemias. We believe that inhibiting ITK in malignant T cells may be of therapeutic benefit in patients with T cell leukemias and lymphomas, analogous to the effects of ibrutinib on B cell lymphomas and leukemias. ITK is expressed in many T cell lymphomas, including peripheral T cell lymphoma (“PTCL”), angioimmunoblastic T cell lymphoma (“AITL”), cutaneous T cell lymphomas (“CTCL”), anaplastic large cell lymphomas (“ALCL”), natural killer T cell lymphomas (“NKTCL”) and other T cell malignancies.

In ITK genetic knockout mice, which completely lack expression of ITK, T cells exhibit defects in T helper cell differentiation and cytokine secretion but retain the ability to differentiate into cytotoxic T cells that secrete IL 2 and interferon gamma (“IFNg”), which are the cells responsible for tumor rejection. We believe that skewing T helper cell differentiation to favor cytotoxic T cells, known as Th1 skewing, may be beneficial in treating T cell lymphomas and many other types of cancer. ITK deficient mice also demonstrate a reduction in Th2 cells, which are the cells often responsible for autoimmunity and allergy.

We have developed CPI-818 by targeting the cysteine amino acid residue at position 442 in the ITK protein. We believe covalent targeting of ITK has the potential to provide a selective and prolonged duration of activity without the need for high systemic exposures and thereby improve the therapeutic window. This approach was previously used by our cofounders to generate ibrutinib. We believe that the potential selectivity of CPI-818 could mimic the immune effects seen in ITK knockout mice and skew the immune response toward a more favorable anti-tumor immune response as well as reducing the activity of Th2 cells. The blockade of Th2 differentiation has the potential to suppress inflammatory reactions involved in various autoimmune and allergic diseases. CPI-818 was designed to have the necessary selectivity to specifically block ITK function without altering other closely related enzymes involved in T cell differentiation. We believe such selectivity is required for achieving Th1 skewing and Th2 blockade, as demonstrated by ITK genetic knockout studies in mice. ITK also plays a role in the proliferation of some T cell lymphomas and we believe its inhibition could lead to growth arrest and/or tumor cell cytotoxicity. In our preclinical studies of CPI-818, objective tumor responses were observed in dogs with spontaneous T cell lymphomas. Other in vitro studies with normal human peripheral blood T cells showed that the observed effects of CPI-818 on T cell function were concentration dependent. At high concentrations (10 micromolar) T cell proliferation was inhibited. At lower concentrations between 0.01 and 10 micromolar, Th1 skewing was observed. These data suggest that the dose of CPI-818 may be important in achieving the desired effects on T cell function.

CPI-818 is orally bioavailable and has achieved cellular occupancy of the target in vivo in various animal models. Pre-clinical studies have demonstrated that CPI-818 was well-tolerated in vivo and resulted in inhibition of T cell activation. In March of 2019, we initiated a Phase 1/1b study of single agent CPI-818 in patients with advanced refractory T cell lymphomas.

CPI-818 is currently being studied in a Phase 1/1b clinical trial that was designed to select the recommended Phase 2 dose of CPI-818 and evaluate its safety, pharmacokinetics (“PK”), target occupancy, immunologic effects, biomarkers and efficacy. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400, 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that is designed to evaluate safety and tumor response to the recommended dose of CPI-818 in disease-specific patient cohorts. By protocol design, treatment is discontinued after one year or upon disease progression. The study has enrolled patients from the United States, Australia and South Korea with several types of advanced, refractory T cell lymphomas. During the dose escalation phase of the study, and with longer follow up, it became clear that the patients receiving the 200mg twice per day dose were demonstrating higher response rates as well as longer disease control. This dose was determined to be the optimal dose and was consistent with dose-response effects seen in vitro experiments described above.

In December 2022 at the American Society of Hematology Annual Meeting (“ASH”), we presented preliminary Phase 1/1b clinical data with CPI-818 in refractory T cell lymphomas. The data presented were as of a September 2, 2022 data cut-off:

T Cell Lymphoma Interim Data Highlights

●	13 patients were enrolled in the 200 mg cohort and 11 were evaluable for response. Overall objective responses were seen in 4 of 11 patients. Enrolled patients were heavily pretreated receiving a median of 3 prior therapies. In this group, there was one complete response (“CR”) lasting 25 months in a patient with peripheral T cell lymphoma (“PTCL”); one nodal CR lasting 19 months in a patient with cutaneous T cell lymphoma; and two partial responses (“PR”) ongoing at six and eight months follow up, respectively, in patients with PTCL and anaplastic large cell lymphoma. An additional patient in the 600 mg cohort also had a PR.
●	No dose limiting toxicities were observed, and a maximum tolerated dose was not reached at doses as high as 600 mg twice per day.

Immunologic Interim Data Highlights

●	The 200 mg dose induced Th1 skewing and both Th2 and Th17 blockade based on peripheral blood samples from several patients:
o	In one patient that had a substantial reduction of a large tumor on the abdominal wall, a blood sample analysis demonstrated an increase in blood Th1, a decrease in blood Th17, and a reduction of eosinophil count and IL-5 consistent with Th1 skewing and Th2 blockade. Tumor samples in this patient were also analyzed and showed an increase in terminally differentiated T effector memory cells

(“TEMRA” cells), which are T cells that have responded to an antigen and are able to mediate effector functions, such as the destruction of tumor cells.
o	In four patients (two with PRs, one with stable disease (“SD”) and one with progressive disease (“PD”), the change in Th1 and CD8+ TEMRA cells was serially measured over time. The PR and SD patients showed an increase in both Th1 and CD8+ TEMRA cells. Of note, SD and PD patients were lymphopenic at baseline with absolute lymphocyte counts less than 1,000, suggesting the need for a minimal level of immune competence.
●	In vitro data demonstrated that CPI-818 induced Th1 skewing and Th2 blockade in a dose-dependent manner that supported the selection of the 200 mg dose. This includes an analysis of peripheral blood samples from 12 healthy volunteers that were stimulated in the presence of various concentrations of CPI-818 and other studies that showed that CPI-818 inhibited Th2 cytokine production from normal CD4+ and malignant Sezary cells.
●	Other in vitro studies showed that CPI-818 inhibited the production of interleukin 4, 5 and 13 cytokines produced by Th2 cells.
●	In vivo preclinical studies in mice with transplanted T cell lymphoma showed that CPI-818 led to an increase in infiltration of normal CD8+ T cells in the tumor and inhibition of tumor growth.
●	The findings of the human and preclinical studies suggest that CPI-818 has the potential to enhance anti-tumor immunity representing a potentially novel approach to immunotherapy.

As of February 23, 2023, we have enrolled a total of 53 patients with several types of advanced, refractory T cell lymphomas in our Phase 1/1b clinical trial. Enrollment in the 200 mg cohort has continued with 20 patients enrolled, including 13 evaluable for tumor response. There have been 1 complete response (CR) of 24 months duration, 1 equivocal CR awaiting confirmatory PET scan of 13+ months duration (a previous PR), 1 nodal CR of 21 months duration and 1 PR of 7 months duration. Ten patients continue on therapy, including seven that have not yet been evaluated for tumor response. The swimmer and waterfall plots for these patients are in the following figures 1 and 2, respectively.

Figure 1: Swimmer Plot for Patients in the 200 mg Dose Cohort of the CPI-818 Phase 1/1b Clinical Trial for T Cell Lymphoma. The plot shows the tumor response and duration for patients with various tumor histologies, which are shown on the chart and defined as follows: PTCL-NOS, peripheral T cell lymphoma not otherwise specified; CTCL-SS, cutaneous T cell lymphoma Sezary; CTCL-MF, cutaneous T cell lymphoma mycosis fungoides; AITL, angioimmunoblastic T cell lymphoma; ALCL, anaplastic T cell lymphoma and NKTCL, natural killer T cell lymphoma. The tumor response evaluation are labeled on the chart and are defined as follows: CR, complete response; equivocal CR; PR, partial response; SD, stable disease; PD, progressive disease. Arrows indicate that treatment with CPI-818 is continuing as of the February 23, 2023 data cut-off.

Figure 2: Waterfall Plot for Patients in the 200 mg Dose Cohort of the CPI-818 Phase 1/1b Clinical Trial for T Cell Lymphoma. The plot shows the best percent change in tumor volume in the evaluable patients from the same group shown in Figure 1.

Treating patients in the 200 mg cohort has identified a biomarker associated with response to CPI-818. CPI-818 induces a host anti-tumor cell mediated immune response that requires normal functioning T cells. Data from the 200 mg cohort in the Phase 1/1b clinical trial indicates that a minimum absolute lymphocyte count (ALC) above 900 cells per cubic milliliter of blood is required for tumor response and disease control. Four of eight patients with ALC above 900 have objective responses (those four patients are described above), all eight have disease control (stable disease, PR, CR) and the median progression free survival (PFS) is 28.1 months. No objective responses were seen in five patients (0 of 5) with ALC below 900 and the PFS is 2.1 months. The ALC biomarker is routinely measured, is consistent with CPI-818’s presumed mechanism of action and is present in about 70% of patients based on the Company’s experience to-date. This biomarker has been incorporated as an eligibility criterion in the ongoing Phase 1/1b clinical trial.

Based on the current enrollment rate of our Phase 1/1b clinical trial, we believe that the number of patients treated in the clinical trial would provide adequate safety and preliminary efficacy data to inform the design of a registration clinical trial. We expect such a trial to enroll patients with relapsed T cell lymphomas whose prognosis is poor with currently available therapies. Although there are single agents approved for this disease, the current National Cooperative Cancer Network guidelines recommend that patients be enrolled in experimental therapies indicating a serious unmet need for improved therapies to treat T cell lymphomas. We recently received a communication from the U.S. Food and Drug Administration (FDA) regarding our clinical development plans for CPI-818. As recommended by the FDA, we plan to request a meeting with the FDA to discuss the design of a registration Phase 3 clinical trial. We anticipate that this meeting will take place later this year.

Separate from the ASH presentation, we recently initiated a study of CPI-818 in companion dogs with naturally occurring, refractory atopic dermatitis. Atopic dermatitis is an inflammatory disease of the skin that is mediated by Th2 cells and their secreted cytokines. Early results from this study demonstrated CPI-818’s potential activity in this disease with five out of five treated dogs responding to therapy within 14 days. Based on recent progress and data supporting the ongoing development of CPI-818 for T cell lymphoma and other cancers, we have decided to delay our plans to initiate a Phase 1 clinical trial in atopic dermatitis. This decision allows us to conserve cash and intensify our focus on T cell lymphoma, which could include conducting a potentially registrational, randomized Phase 3 trial. While we are pausing development of CPI-818 for the treatment of atopic dermatitis, we will continue to investigate the potential role of CPI-818 in immune diseases through our ongoing and planned preclinical research and external collaborations.

In February 2023 at the 30th Annual Conference on Retroviruses and Opportunistic Infections (“CROI”), data were presented demonstrating CPI-818’s potential to block chronic human immunodeficiency virus (“HIV”) latency reversal. For people living with HIV (“PLWH”) on antiretroviral therapy, HIV can be reduced to levels below detection limits, which enables the restoration and preservation of immune system function, reduces HIV-associated morbidity and prevents HIV transmission. However, in these individuals the virus persists in a latent form in CD4 cells, which are white blood cells that are a key component of the immune system that are destroyed by HIV. Viral latency is reversed if therapy is discontinued, leading to a re-emergence of replicating HIV and the destruction of CD4 cells, necessitating PLWH to be on life-long therapy.

Previous studies have shown that ITK is involved in several steps in the HIV life cycle and in this study, researchers explored the potential of ITK inhibition with CPI-818 to inhibit the latency reversal of HIV. The study was conducted in two models: (1) a T cell lymphoma cell line latently infected with fluorescence-tagged HIV (in vitro) and (2) CD4+ T cells from the blood of four PLWH (ex-vivo). In both models, the cells were stimulated to reverse viral latency and promote viral replication. The cells were simultaneously treated with various concentrations of CPI-818, and in each of the two models, there was a statistically significant and dose-dependent reduction in the reversal of viral latency (P<0.0001) including four of the four PLWH. In CD4 T cells, CPI-818 inhibited the proliferation of HIV-infected cells more than uninfected cells.

We have filed patent applications covering composition of matter and uses of our ITK inhibitors and hold exclusive worldwide rights (except for greater China) for all indications.

Ciforadenant Adenosine A2A Receptor Antagonist. Ciforadenant is an oral, small molecule antagonist of the A2A receptor for adenosine that we in-licensed from Vernalis (R&D) Limited (“Vernalis”) in February 2015. Since licensing ciforadenant, we have conducted extensive laboratory studies in vitro and in vivo in animal models to evaluate ciforadenant’s immune enhancing and anti-tumor properties. In these studies, orally administered ciforadenant inhibited tumor growth in multiple mouse models of cancer as a single agent, in combination with anti-PD-1, in combination with anti-PD-L1, in combination with other immuno oncology agents and in combination with certain chemotherapy drugs. We also have shown in vitro that ciforadenant blocked adenosine mediated immunosuppression by restoring T cell function. In addition, we have shown anti-tumor activity in mice for a significant time following oral administration, which appeared to be mediated through a long-lasting memory immune response.

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

We also discovered the Adenosine Gene Signature, which we believe has demonstrated the potential to serve as a biomarker to identify patients most likely to respond to treatment with ciforadenant. The results of our Phase 1/1b clinical trial involving 68 patients with RCC were published in the journal Cancer Discovery in January 2020. This study reported that in 30 patients evaluated for the Adenosine Gene Signature, no patients showing a low Adenosine Gene Signature exhibited signs of tumor regression while 17% (3 of 18) of patients with a high Adenosine Gene Signature had an overall response rate by RECIST criteria. Based on these results, we are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic RCC in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). The clinical trial is expected to enroll approximately 60 patients. In the Phase 1b portion of the clinical trial (N=8), the primary endpoints are safety, tolerability and anti-tumor activity. In the Phase 2 portion of the clinical trial, the primary endpoint is the percent of patients that achieve a deep response, defined as complete response or depth of partial response of greater than 50% tumor reduction. Historical data has shown that deep responses correlate with prolonged progression free survival and is seen in approximately 32% of patients with RCC receiving ipilimumab and nivolumab. The Adenosine Gene Signature biomarker also will be evaluated in tumor biopsy specimens. The trial design is based on our preclinical research published in 2018 in Cancer Immunology Research that demonstrated impressive antitumor control and cures in several animal models using ciforadenant in combination with anti-CTLA4 and anti-PD1. Preclinical studies and data from earlier clinical trials with ciforadenant, suggest adenosine may be a cause of resistance to current therapies with anti PD(L)-1. The Kidney Cancer Research Consortium is comprised of a group of leading cancer centers in the United States led by investigators at MD Anderson.

The issued U.S. patents that we in licensed from Vernalis for ciforadenant are directed to the composition of matter of ciforadenant and its method-of-use for treating disorders treatable by purine receptor blocking and are expected to expire between September 2028 and July 2029, excluding any patent term extension that may be available. We hold an exclusive, worldwide license (except for greater China) under these patent rights and related know how, including a limited right to grant sublicenses, for all fields of use, to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. We have also filed patent applications covering the use of ciforadenant in combination with other checkpoint inhibitors, and the use of various biomarkers to select and monitor patients receiving therapy.

Mupadolimab, B Cell Activating anti-CD73 antibody. Mupadolimab is a unique anti-CD73 antibody that is designed to bind to a critical epitope involved in B cell signaling. Our work in both cancer and viral diseases, such as COVID-19, have provided important insights and data into how we may best evaluate the biologic properties of our antibody candidate in the clinic. Our studies have uncovered a novel potential mechanism of action: mupadolimab has the ability to activate B cells which may then be driven into antibody producing plasma cells by the presence of tumor associated antigens within the tumor. Recent work by several scientific groups have highlighted the importance of B cells in anti-tumor immunity. As published in Nature in 2020, investigators have shown that B cell infiltration in some tumors are strong predictors of response to immunotherapies and predictors of favorable outcomes. CD73 is also involved in the generation of adenosine in the tumor microenvironment, which is immunosuppressive. Mupadolimab has found to block production of adenosine in addition to its B cell stimulating properties.

In February 2018, we initiated a Phase 1/1b clinical trial with mupadolimab administered alone and in combination with ciforadenant or pembrolizumab, and in combination with ciforadenant and pembrolizumab. We completed this trial in 2022 enrolling over 115 patients at doses of up to 24 mg/kg every three weeks. Key findings from this trial include the observation that mupadolimab was well-tolerated and evidence of B cell activation and lymphocyte trafficking was observed in patients that received single doses as low as 1 mg/kg. Treatment with mupadolimab was also associated with increases in memory B cells in the blood, the emergence of new B cell clones and, in some patients, the production of novel anti-tumor antibodies.

At the 2021 Annual Meeting of the Society for Immunotherapy of Cancer (“SITC”) in November 2021, we presented interim data demonstrating anti-tumor activity in NSCLC and head and neck cancer (“HNSCC”) patients treated with 12 mg/kg or greater of mupadolimab as a single agent, in combination with ciforadenant, in combination with pembrolizumab or in combination with pembrolizumab and ciforadenant. These patients had advanced refractory disease and failed a median of three prior therapies. Further, all but one had failed therapy with prior anti PD(L)-1 antibodies. There were 16 evaluable NSCLC and HNSCC patients. Seven patients achieved tumor regression, which did not meet the criteria for partial response by RECIST. However, of the patients that showed tumor regression, six patients had progressive disease as their best response to their last treatment prior to entering the Phase 1/1b clinical trial, which indicates that the tumors in these patients were not responsive to their last therapy. The seven patients who showed tumor regression on the trial were treated for a period of 4.5 to 12.5 months. We published the results of these studies and the characterization of mupadolimab in December 2022 in the Journal of Immunotherapy of Cancer.

Based on the results from this trial, we believe this program is ready to advance into a randomized Phase 2 clinical trial evaluating mupadolimab in combination with pembrolizumab and chemotherapy as a front-line therapy for the treatment of patients with NSCLC. However, we are delaying the initiation of this clinical trial in order to prioritize the development of CPI-818, ciforadenant, as well as and to conserve capital. Angel Pharmaceuticals is continuing the development of mupadolimab in China and is enrolling patients in a Phase 1 trial with mupadolimab alone and together with pembrolizumab in patients with advanced NSCLC and head and neck cancer.

CPI-182, Anti-CXCR2 Antibody designed to block inflammation and Myeloid Suppression. In 2017, we in-licensed this monoclonal antibody designed to block CXCR2, a novel target expressed on neutrophils and various inflammatory cells including myeloid derived suppressor cells (“MDSC”). Preclinical studies have demonstrated that this antibody blocked neutrophil function and migration, and MDSCs. MDSCs are involved in tumor immunosuppression and blockade of these cells may improve anti-tumor immunity. A publication describing this antibody was published in the journal MABS in January 2021. Preclinical data in vivo in mice demonstrated that CPI-182 was active in models of rheumatoid arthritis and in models of atopic dermatitis. We believe these data support the role of CXCR in inflammatory diseases and demonstrate that CPI-182 may have the potential to treat these conditions. This product candidate is now in Investigational New Drug application (“IND”)-enabling studies.

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

Manufacturing

We do not own or operate, and currently have no plans to establish any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize. We are able to internally produce small quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our research and development needs. However, we currently rely, and expect to continue to rely, on a number of contract manufacturers to produce sufficient quantities of our product candidates for use in more lengthy preclinical development and clinical trials and in relation to any future commercialization of our product candidates. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This strategy allows us to maintain a more efficient infrastructure, avoid depending on our own manufacturing facility and equipment while simultaneously enabling us to focus our expertise on developing our products. Although we believe we have multiple potential sources for the manufacturing of our product candidates, we currently rely on several different manufacturers who supply different components of the CPI-818 and ciforadenant molecules, on one manufacturer for mupadolimab drug substance and other third-party manufacturers to produce our other product candidates.

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

We have in licensed patents and patent applications directed to certain of our product candidates and related uses thereof. We also possess and in license substantial know how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. As of January 20, 2023, our owned and licensed patent portfolio consisted of fifteen licensed U.S. issued patents, one licensed U.S. pending patent applications, eight owned U.S. issued patents, eight owned U.S. pending patent applications, one pending Patent Cooperation Treaty (“PCT”) application, and three owned U.S. provisional patent applications directed to CPI-818, ciforadenant and mupadolimab, and certain of our other proprietary technology, inventions, improvements or other potential product candidates. In addition, our owned and licensed patent portfolio included thirty-eight licensed patents, nine licensed patent applications, twenty-nine owned patents, and fifty-four owned patent applications pending in jurisdictions outside of the United States that are foreign counterparts to one or more of the foregoing U.S. patents and patent applications. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, Japan, Australia and China.

With respect to the immuno-oncology product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued United States patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. The issued United States patents we license from Vernalis directed to the composition of matter of ciforadenant and its method of use for treating disorders treatable by purine receptor blocking are expected to expire between September 2028 and July 2029, excluding any patent term extension that may be available. The granted U.S. and foreign patents and pending U.S. and foreign patent application and PCT International patent applications, if granted as patents, that we own directed to the composition of matter and methods of treatment for mupadolimab are expected to expire between December 2036 and June 2037, excluding any patent term extension that may be available. The granted U.S. and foreign patents and pending U.S. and foreign patent applications, if granted as patents, that we own directed to the composition of matter and methods of treatment for CPI

818 are expected to expire November 2037, excluding any patent term extension that may be available. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Licenses and Collaborations

Vernalis Licensing Agreement

In February 2015, we entered into a license agreement with Vernalis, pursuant to which we were granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. The issued U.S. patents that we in-licensed from Vernalis pursuant to this agreement are directed to the composition of matter of ciforadenant and its method of use for treating disorders treatable by purine receptor blocking and are expected to expire between September 2028 and July 2029, excluding any patent term extension that may be available. Vernalis has the first right to prosecute and maintain the licensed patent rights worldwide, subject to our right with respect to certain of the licensed patents to continue prosecution and maintenance if Vernalis elects not to do so. We also have the right to prosecute and maintain any patent rights that we may own that cover the licensed compounds that do not fall within the licensed patent rights. Pursuant to this agreement, we are required to use commercially reasonable efforts to conduct certain activities to obtain marketing authorizations for licensed products and to conduct certain preclinical and clinical studies for ciforadenant. We also must use commercially reasonable efforts to conduct certain preclinical and clinical studies to support the use of ciforadenant as an immunotherapeutic agent for cancer studies, and to meet certain specified development, regulatory and commercial milestones within specified time periods.

Pursuant to this agreement, we made a one-time cash payment to Vernalis in the amount of $1.0 million upon entering into the agreement. We are also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, we made a milestone payment of $3 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single-agent ciforadenant in our Phase 1/1b clinical trial. During the year ended December 31, 2022, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of December 31, 2022.

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

Upon execution of the agreement, we made a one-time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. We are also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. We are also required to make development and sales milestone payments to Monash with respect to the licensed products. During the year ended December 31, 2022, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of December 31, 2022. We are also required to pay to Monash tiered royalties on net sales of licensed products sold by us, our affiliates and our sublicensees at a rate ranging in the low-single digits. In addition, should we sublicense our rights under the agreement, we have agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30 day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on going or proposed clinical trials or non compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. While the IND is active, each protocol or protocol amendment must be submitted to the FDA as part of the IND, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. Furthermore, an IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug or biologic also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers. However, competitors may receive approval of different products for the disease or condition for which the orphan product has exclusivity or obtain approval for the same product but for a different disease or condition for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a product candidate for seven years if a competitor obtains approval of the same drug or biologic as defined by the FDA or if such product candidate is determined to be contained within the competitor’s product for the same condition or disease. If an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.

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

In addition, a product candidate may be eligible for accelerated approval. Drug and biologic product candidates intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials. A product receiving accelerated approval may be subjected to expedited withdrawal procedures if the sponsor fails to conduct any required confirmatory trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials, and any commercial sales and distribution of our product once approved.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies.

Clinical studies of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practices (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization (“MA”). To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product.

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

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a MA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if its sponsor can establish that: (1) it is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

The application for orphan designation must be submitted before the MAA. Orphan medicinal products are eligible for incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure and are, upon grant of a MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During the ten-year market exclusivity period, the regulatory authorities cannot accept another MAA, or grant a MA, or accept an application to extend an existing MA for a period of ten years for the same indication, in respect of a similar medicinal product. An orphan product can also obtain an additional two years of market exclusivity in the EU for orphan medicinal products that have also complied with an agreed pediatric investigation plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

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

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MAs, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

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

Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices were regulated by Directive 98/79/EC which regulated the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufacturers and devices as well as the vigilance procedure. In vitro diagnostic medical devices had to comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics is subject to further requirements since the in-vitro medical diagnostic devices Regulation (No 2017/746) (“IVDR”) became applicable on 26 May 2022. However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council voted to adopt the proposed regulation on December 15, 2021 and the regulation entered into force on January 2022. The IVDR fully applies since May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

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

Violation of any of such laws or any other governmental regulations that may apply could result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs and individual imprisonment.

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

In addition, the Budget Control Act of 2011 and due to subsequent legislative amendments included, among other things, aggregate reductions of Medicare payments to providers that will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system and international healthcare systems. We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures. Any reduction in reimbursement from Medicare or other government funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

Research and Development Expenses

Our research and development expenses were $24.4 million, $29.1 million and $31.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

Human Capital Resources

As of December 31, 2022, we had 29 total employees, all of whom were full-time and 22 of whom were primarily engaged in research and development activities.

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

Facilities

We currently lease a total of approximately 27,280 square feet of office and research and development facilities in Burlingame, California. 7,585 square feet was subleased to Angel Pharmaceuticals through January 2023. Our lease expires in 2025. We regularly explore alternatives which would provide us with additional space to accommodate our anticipated growth.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, CPI-818, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $41.3 million, $43.2 million and $6.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. We had an accumulated deficit of $307.7 million as of December 31, 2022. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize CPI-818, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

As of December 31, 2022, we had capital resources consisting of cash, cash equivalents and marketable securities of $42.3 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of CPI-818, ciforadenant or mupadolimab through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the 2020 Sales Agreement and 2021 Sales Agreement (each defined below) with Jefferies LLC (“Jefferies”), debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – CPI-818, ciforadenant and mupadolimab – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

●	the type, number, scope, progress, expansions, results of and timing of our ongoing and planned clinical trials of CPI-818, ciforadenant and mupadolimab and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future;
●	the need for, and the progress, costs and results of, any additional clinical trials of CPI-818, ciforadenant and mupadolimab or any of our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the United States Food and Drug Administration (“FDA”) or other regulatory agencies, including any additional trials the FDA or other regulatory agencies may require;
●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

●	the costs and timing of obtaining or maintaining manufacturing for CPI-818, ciforadenant and mupadolimab and our other product candidates, including commercial manufacturing if any product candidate is approved;
●	the costs and timing of establishing sales and marketing capabilities;
●	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
●	the terms and timing of establishing collaborations, license agreements and other partnerships;
●	whether the FDA or other regulatory agencies accepts data from any clinical trials of our product candidates conducted by Angel Pharmaceuticals in China;
●	costs associated with any new product candidates that we may develop, in-license or acquire;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	general economic conditions, such as rising inflation;
●	the impact of changes in the COVID-19 pandemic, including the impact of vaccines and therapeutic treatments as well as the occurrence of any other future pandemics or similar events;
●	the effect of competing technological and market developments;
●	our ability to attract, hire and retain qualified personnel;
●	our ability to establish and maintain partnering arrangements for development; and
●	the costs associated with being a public company.

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

Under our collaboration with Angel Pharmaceuticals, Angel will be responsible for the clinical development and commercialization, including all related expenses, of the licensed pipeline programs in greater China, and for the pre-clinical BTK program globally. Angel is enrolling patients in China for our Phase 1/1b clinical trial with CPI-818 and is enrolling patients in a Phase 1/1b clinical trial with mupadolimab alone and together with pembrolizumab in patients with refractory non-small cell lung cancer and head and neck squamous cell cancers. Such trials will be subject to many of the same risks as our ongoing clinical programs.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (“EU”) recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as contract research organizations (“CROs”), may impact our developments plans.

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

While we initiated several clinical trials, we do not know whether any of our other planned trials, will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

We are conducting and plan to conduct clinical trials for CPI-818, ciforadenant and mupadolimab, and we and Angel Pharmaceuticals may in the future, conduct additional clinical trials of product candidates, at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We are conducting oncology clinical trials with CPI-818 in North America, Australia and South Korea and with ciforadenant in North America in collaboration with the Kidney Cancer Research Consortium. In addition, Angel Pharmaceuticals has initiated clinical trials in China for CPI-818, mupadolimab and plans to initiate a clinical trial for ciforadenant. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or such foreign regulatory authority does not accept the data from our or Angel Pharmaceuticals’ clinical trials for CPI-818, ciforadenant or mupadolimab, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of CPI-818, ciforadenant or mupadolimab or any other product candidates.

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

We are continuing to enroll patients with T-cell lymphomas in our Phase 1/1b clinical trial of CPI-818 and patients with RCC in a Phase 1b/2 clinical trial of ciforadenant in collaboration with the Kidney Cancer Research Consortium. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease

The occurrence of serious complications or side effects in connection with use of our product candidates, either in clinical trials or post-approval, could lead to discontinuation of our clinical development programs, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business, prospects, operating results and financial condition.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Mupadolimab, which we evaluated in a Phase 1/1b oncology clinical trial is a biological product. We believe that mupadolimab and any of our future product candidates, if approved as a biological product under a BLA, should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Jurisdictions in addition to the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

Because we have limited financial and managerial resources, we are currently focusing on CPI-818 and ciforadenant. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	the timing and cost of, and level of investment in, research, development and commercialization activities relating to our product candidates, which may change from time to time;
●	coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our product candidates;
●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

●	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
●	the level of demand for any approved products (if any), which may vary significantly;
●	macroeconomic conditions such as increased interest and inflationary pressures;
●	future accounting pronouncements or changes in our accounting policies; and
●	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review (“IPR”) proceedings and post-grant review (“PGR”) proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of an issued United States patent that may be relevant to commercialization of ciforadenant in that country. That United States patent is expected to expire in 2023. Our ability to commercialize ciforadenant in the United States prior to 2023 could be adversely affected if we do not obtain a license under such patent. However, to the extent that any claims of this United States patent may be interpreted to cover our potential uses of ciforadenant, we do not believe that such claims would be valid and enforceable if asserted. We have filed a PGR petition challenging the patentability of certain claims of the patent and the patentee subsequently disclaimed every challenged claim. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patent applications that, if issued as patents, may be infringed by commercialization of CPI-818, ciforadenant and mupadolimab or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Our stock price has been volatile. The stock market in general and the market for stock of pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of CPI-818, ciforadenant, mupadolimab and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	regulatory developments in the United States and foreign countries; including changes in the policies of the U.S. or Chinese governments resulting in sanctions instituted by either government;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the impact of political instability, natural disasters, war and/or events of terrorism, such as the military conflict between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
●	trading volume of our common stock;
●	an inability to obtain additional funding on favorably terms, or at all;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions, other events or factors such as increased interest rates, inflationary pressures and the occurrence of a recession or even depression, many of which are beyond our control;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

As of December 31, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 31% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, we entered into a Sales Agreement (“2020 Sales Agreement”) with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of December 31, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement. In addition, on November 1, 2021 we entered into another Sales Agreement (“2021 Sales Agreement”) with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $40,000,000. As of December 31, 2022, $18.9 million remained for sale under the 2020 Sales Agreement and $40.0 million remained for sale under the 2021 Sales Agreement.

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

We maintain sensitive company data on our information technology systems, including our intellectual property and proprietary business information. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite the implementation of security measures, our information technology and other internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses and malware (e.g., ransomware), malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

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

Further, the CCPA went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Further, the CPRA, generally went into effect in January 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have been proposed in Virginia, Colorado, Connecticut and Utah and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the GDPR, which went into effect in May 2018, imposes strict requirements for processing the personal data of individuals within the EEA, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union, or the CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. In addition, the GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater.

Further, from January 1, 2021, we had to comply with the GDPR and the United Kingdom (“UK”) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover.

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

Our corporate headquarters and laboratory are located in the San Francisco Bay Area. This location has in the past experienced severe earthquakes and other natural disasters. Earthquakes, extreme weather conditions, or other natural disasters, power-shortages, telecommunications failures, fires, medical epidemics and pandemics, such as the COVID-19 pandemic, and other natural or manmade disasters could severely disrupt our operations or those of our collaboration partners and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2022, we had federal net operating loss (“NOL”) carryforwards of approximately $219.7 million and state NOL carryforwards of approximately $274.9 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2022, we also had $8.6 million of federal and $4.7 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently lease approximately 27,280 square feet of office and research and development facilities in Burlingame, California. Approximately 7,585 square feet was subleased to Angel Pharmaceuticals through January 2023. Our lease expires in 2025. We frequently explore alternatives that would provide us with additional space to accommodate our anticipated growth.

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

	Price Range
	High	Low
2022
First Quarter	$2.51	$1.35
Second Quarter	$2.11	$0.75
Third Quarter	$1.24	$0.70
Fourth Quarter	$1.17	$0.70
2021
First Quarter	$4.77	$2.86
Second Quarter	$3.14	$2.46
Third Quarter	$8.53	$1.89
Fourth Quarter	$5.31	$2.34

Holders of Record

As of March 28, 2023, there were approximately 16 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

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

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to focus our efforts on the development of immune modulator product candidates with the potential to treat solid cancers, T cell lymphomas, autoimmune, allergic and infectious diseases. We have built a pipeline of five programs, three of which are in clinical development.

Our lead product candidate is CPI-818, a selective, covalent inhibitor of ITK and is in a multi-center Phase 1/1b clinical trial in patients with various malignant T cell lymphomas. CPI-818 is designed to inhibit the proliferation of certain malignant T cells and also to affect the differentiation of normal T cells, which could enhance immunity to tumor cells, We believe these properties have the potential to regulate the growth and activity of abnormal T cells involved in autoimmunity and allergy.

Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor. We are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic RCC in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1)

Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. While we believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases, we are waiting to initiate a potential Phase 2 randomized clinical trial in order to prioritize the development of our other two lead product candidates. Angel Pharmaceuticals is continuing the development of mupadolimab in China and is enrolling patients in a Phase 1 trial with mupadolimab alone and together with pembrolizumab in patients with advanced NSCLC and head and neck cancer.

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

Our diverse and versatile product candidates have also enabled us to address markets in foreign markets. In October 2020, we announced the formation and launch of Angel Pharmaceuticals Co., Ltd. (“Angel Pharmaceuticals”), a new China based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We formed Angel Pharmaceuticals as a wholly owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital. Such cash is not available for our use. Contemporaneously with the financing, Angel Pharmaceuticals licensed the rights to develop and commercialize our three clinical-stage candidates – CPI-818, ciforadenant and mupadolimab – in greater China and obtained global rights to our BTK inhibitor preclinical programs. Under the collaboration, we currently have a 49.7% equity interest in Angel Pharmaceuticals, excluding 7% of Angel’s equity reserved for issuance under the Employee Stock Ownership Plan (“ESOP”), and are entitled to designate three individuals on Angel’s five-person Board of Directors.

To date, the majority of our efforts have been focused on the research, development and advancement of CPI-818, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2022 and 2021 was $41.3 million and $43.2 million, respectively. As of December 31, 2022, we had an accumulated deficit of $307.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-818, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through December 31, 2022, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

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

During the year ended December 31, 2022, we did not sell any shares under our at-the-market offering program. As of December 31, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement. As of December 31, 2022, $18.9 million remained for sale under the 2020 Sales Agreement and $40.0 million remained for sale under the 2021 Sales Agreement.

As of December 31, 2022, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $42.3 million. While we believe that our current cash, cash equivalents and short-term marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of CPI-818, ciforadenant or mupadolimab through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our ongoing Phase 1/1b clinical trial of CPI-818;
●	a potential registration clinical trial for CPI-818;
●	enrollment and completion of our Phase 1b/2 clinical trial with ciforadenant in collaboration with the Kidney Cancer Research Consortium;
●	process development and manufacturing of drug supply of CPI-818 and ciforadenant; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Year ended December 31,			Change	Change
	2022	2021	2020	2021 to 2022	2020 to 2021
Operating expenses:
Research and development	$24,468	$29,115	$31,830	$(4,647)	$(2,715)
General and administrative	8,097	9,515	11,930	(1,418)	(2,415)
Total operating expenses	32,565	38,630	43,760	(6,065)	(5,130)
Loss from operations	(32,565)	(38,630)	(43,760)	6,065	5,130
Interest income and other expense, net	654	(15)	540	669	(555)
Gain from sale of property and equipment	22	—	—	22	—
Gain on deconsolidation of Angel Pharmaceuticals	—	—	37,459	—	(37,459)
Sublease income - related party	587	235	—	352	235
Loss from equity method investment	(10,005)	(4,831)	(234)	(5,174)	(4,597)
Net loss	$(41,307)	$(43,241)	$(5,995)	$1,934	$(37,246)

Research and Development Expenses

Research and development expenses for the years ended December 31, 2022 and 2021, consisted of the following costs by program (specific program costs consist solely of external costs):

	Year ended December 31,			Change	Change
	2022	2021	2020	2021 to 2022	2020 to 2021
CPI-818	$3,861	$934	$2,734	$2,927	$(1,800)
Ciforadenant	1,327	1,532	3,784	(205)	(2,252)
Mupadolimab	9,789	14,145	8,956	(4,356)	5,189
Other programs	32	57	645	(25)	(588)
Unallocated employee and overhead costs	9,459	12,447	15,711	(2,988)	(3,264)
	$24,468	$29,115	$31,830	$(4,647)	$(2,715)

For the year ended December 31, 2022, the increase in CPI-818 costs of $2.9 million as compared to the year ended December 31, 2021, primarily consisted of an increase of $1.1 million in manufacturing costs, an increase of $0.3 million in clinical trial expenses and an increase of $0.9 million in other outside services. Additionally, $0.6 million in drug manufacturing costs, which were expensed in prior years, were billed to Angel Pharmaceuticals during the year ended December 31, 2021.

For the year ended December 31, 2022, the decrease in ciforadenant costs of $0.2 million as compared to the year ended December 31, 2021, primarily consisted of a decrease of $0.5 million in clinical trial expenses, which was partially offset by an increase of $0.1 million in drug manufacturing costs and an increase of $0.2 million in other outside services.

For the year ended December 31, 2022, the decrease in mupadolimab costs of $4.4 million as compared to the year ended December 31, 2021, primarily consisted of a decrease of $8.6 million in clinical trial expenses and a decrease of $1.0 million in other outside services, which was partially offset by an increase of $5.7 million in drug manufacturing costs as a result of the purchase of antibody for our clinical trial for mupadolimab, which was subsequently paused, under a non-cancelable purchase commitment. Additionally, $0.5 million in drug manufacturing costs, which were expensed in prior years, were billed to Angel Pharmaceuticals during the year ended December 31, 2022.

For the years ended December 31, 2022, the decrease in costs related to other programs compared to the year ended December 31, 2021, was negligible.

For the year ended December 31, 2022, the decrease in unallocated costs of $3.0 million as compared to the year ended December 31, 2021, primarily consisted of a decrease of $3.1 million in personnel and related costs and a a decrease of $0.3 million in facility related costs, partially offset by an increase of $0.4 million in outside services.

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

General and Administrative Expenses

For the year ended December 31, 2022, the decrease in general and administrative expenses of $1.4 million as compared to the year ended December 31, 2021, primarily consisted of a decrease in personnel and related costs.

For the year ended December 31, 2021, the decrease in general and administrative expenses of $2.4 million as compared to the year ended December 31, 2020, primarily consisted of a decrease of $1.3 million in outside professional services and a decrease of $1.1 million in personnel and related costs.

Interest Income and Other Expense, net

For the year ended December 31, 2022, the increase in interest income and other expense, net of $0.7 million as compared to the year ended December 31, 2021, primarily consisted of an increase in interest income earned due to an increase in interest rates.

For the year ended December 31, 2021, the decrease in interest income and other expense, net of $0.6 million as compared to the year ended December 31, 2020, primarily consisted of a decrease in interest income earned due to a decrease in interest rates.

Gain from sale of property and equipment

For the year ended December 31, 2022, the gain from sale of property and equipment consisted of proceeds from the sale of laboratory equipment.

Gain on deconsolidation of Angel Pharmaceuticals

For the year ended December 31, 2020, the gain on deconsolidation of Angel Pharmaceuticals of $37.5 million represents the fair value of our investment in Angel Pharmaceuticals at the date Angel Pharmaceuticals was deconsolidated from our financial statements.

Sublease income – related party

For the year ended December 31, 2022, the increase in sublease income – related party of $0.6 million as compared to the year ended December 31, 2021, consisted of a full year of rent payments made by Angel Pharmaceuticals pursuant to the facility sublease entered into in August 2021.

For the year ended December 31, 2021, the sublease income – related party of $0.2 million represents rent payments made by Angel Pharmaceuticals pursuant to the facility sublease entered into in August 2021

Loss from equity method investment

For the year ended December 31, 2022, the increase in loss from equity method investment of $5.2 million as compared to the year ended December 31, 2021, primarily consisted of an increase in our share of Angel Pharmaceutical’s loss for the year ended December 31, 2022.

For the year ended December 31, 2021, the increase in loss from equity method investment of $4.6 million as compared to the year ended December 31, 2020, primarily consisted of an increase in our share of Angel Pharmaceutical’s loss for the year ended December 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $42.3 million and an accumulated deficit of $307.7 million, compared to cash, cash equivalents and marketable securities of $69.5 million and an accumulated deficit of $266.4 million as of December 31, 2021.

Since our inception and through December 31, 2022, we have funded our operations primarily through the sale and issuance of stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses.

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

During the year ended December 31, 2022, we did not sell any shares under our at-the-market offering program. As of December 31, 2022, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement. As of December 31, 2022, $18.9 million and $40.0 million remained for sale under the 2020 Sales Agreement and 2021 Sales Agreement, respectively.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our consolidated financial statements as of and for year ended December 31, 2022. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year ended December 31,			Change	Change
	2022	2021	2020	2021 to 2022	2020 to 2021
Net cash provided by (used in):
Operating activities	$(27,023)	$(36,715)	$(34,778)	$9,692	$(1,937)
Investing activities	(23,276)	21,560	44,769	(44,836)	(23,209)
Financing activities	—	62,158	1,310	(62,158)	60,848
Net increase in cash and cash equivalents	$(50,299)	$47,003	$11,301	$(97,302)	$35,702

Cash Flows from Operating Activities

Cash used in operating activities during the year ended December 31, 2022 was $27.0 million, which primarily consisted of a net loss of $41.3 million, adjusted by non-cash charges of $12.9 million, primarily consisting of $2.7 million of stock compensation expense and $10.0 million in loss from equity method investment, a decrease of $0.6 million in prepaid and other current assets, an increase of $0.4 million in accounts payable, a increase of $0.5 million in accrued and other liabilities increase and an increase of $0.1 million in accounts receivable – related party.

Cash used in operating activities during the year ended December 31, 2021 was $36.7 million, which primarily consisted of a net loss of $43.2 million, adjusted by non cash charges of $9.8 million, primarily consisting of $4.2 million of stock compensation expense and $4.8 million in loss from equity method investment, and an increase of $0.2 million in other assets, partially offset by a decrease of $2.4 million in accounts payable and accrued and other liabilities, an increase of $0.5 million in accounts receivable – related party, an increase of $0.3 million in prepaid and other current assets and an increase of $0.2 million in operating lease right-of-use asset, net of operating lease liability.

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

Cash Flows from Investing Activities

Cash used investing activities during the year ended December 31, 2022 was $23.3 million, which consisted of purchases of marketable securities of $66.2 million and purchases of property and equipment of $0.3 million, which were partially offset by proceeds from maturities of marketable securities of $43.2 million.

Cash provided by investing activities during the year ended December 31, 2021 was $21.6 million, which consisted of proceeds from maturities of marketable securities of $30.9 million, which were partially offset by purchases of marketable securities of $9.4 million.

Cash provided by investing activities during the year ended December 31, 2020 was $44.8 million, which consisted of proceeds from maturities of marketable securities of $86.4 million and proceeds from sales of marketable securities of $1.0 million, partially offset by purchases of marketable securities of $42.5 million and purchases of property and equipment of $0.1 million.

Cash Flows from Financing Activities

During the year ended December 31, 2022, there was no cash provided by or used in financing activities.

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

Contractual Obligations

Our principal commitment consists of obligations under our non-cancelable operating lease for our facilities that expires in 2025.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $42.3 million as of December 31, 2022, which consisted of cash, U.S. Treasury securities and U.S. government agency securities. The interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

We do not have any foreign currency or other derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

CORVUS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corvus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corvus Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are also described in Note 1.

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

Clinical Trial Accruals

As described in Notes 2 and 7 to the consolidated financial statements, the Company recorded $2.9 million in clinical trial accruals as of December 31, 2022. Management applies significant judgment in developing estimates for clinical trial accruals based on assumptions related to the vendors’ progress towards completion. Management estimates the vendors’ progress towards completion using data such as clinical site activations, patient enrollment or information provided to the Company by its vendors regarding actual costs incurred. Management determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or stage of completion, or the services completed.

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

March 28, 2023

We have served as the Company’s auditor since 2015

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$13,159	$63,458
Marketable securities	29,144	5,993
Accounts receivable - related party	588	507
Prepaid and other current assets	773	1,354
Total current assets	43,664	71,312
Property and equipment, net	353	451
Operating lease right-of-use asset	2,217	3,190
Investment in Angel Pharmaceuticals	21,877	34,266
Other assets	129	236
Total assets	$68,240	$109,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,976	$1,565
Operating lease liability	1,228	1,046
Accrued and other liabilities	7,548	7,081
Total current liabilities	10,752	9,692
Operating lease liability	1,373	2,601
Total liabilities	12,125	12,293
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at December 31, 2022 and December 31, 2021; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at December 31, 2022 and December 31, 2021; 46,553,511 shares issued and outstanding at December 31, 2022 and December 31, 2021	5	5
Additional paid-in capital	364,361	361,669
Accumulated other comprehensive (loss) income	(563)	1,869
Accumulated deficit	(307,688)	(266,381)
Total stockholders’ equity	56,115	97,162
Total liabilities and stockholders’ equity	$68,240	$109,455

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Operating expenses:
Research and development	$24,468	$29,115	$31,830
General and administrative	8,097	9,515	11,930
Total operating expenses	32,565	38,630	43,760
Loss from operations	(32,565)	(38,630)	(43,760)
Interest income and other expense, net	654	(15)	540
Gain from sale of property and equipment	22	—	—
Gain on deconsolidation of Angel Pharmaceuticals	—	—	37,459
Sublease income - related party	587	235	—
Loss from equity method investment	(10,005)	(4,831)	(234)
Net loss	$(41,307)	$(43,241)	$(5,995)
Net loss per share, basic and diluted	$(0.89)	$(1.03)	$(0.20)
Shares used to compute net loss per share, basic and diluted	46,553,511	41,854,110	29,478,878
Other comprehensive loss:
Unrealized loss on marketable securities	(48)	(7)	(25)
Cumulative foreign currency translation adjustment	(2,384)	1,872	—
Comprehensive loss	$(43,739)	$(41,376)	$(6,020)

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	27,953,233	$3	$288,224	$29	$(217,145)	$71,111
Issuance of common stock in connection with at-the-market offering, net	310,734	—	1,222	—	—	1,222
Common stock issued on exercise of stock options	108,667	—	88	—	—	88
Stock-based compensation expense	—	—	5,747	—	—	5,747
Unrealized loss on marketable securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(5,995)	(5,995)
Balance at December 31, 2020	28,372,634	$3	$295,281	$4	$(223,140)	$72,148
Issuance of common stock upon exercise of Exchange Warrants	1,457,947	—	—	—	—	—
Issuance of common stock upon follow-on public offering, net	9,783,660	1	31,988	—	—	31,989
Issuance of common stock in connection with at-the-market offering, net	6,609,605	1	28,953	—	—	28,954
Common stock issued on exercise of stock options	329,665	—	1,215	—	—	1,215
Stock-based compensation expense	—	—	4,232	—	—	4,232
Unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Foreign currency translation adjustment	—	—	—	1,872	—	1,872
Net loss	—	—	—	—	(43,241)	(43,241)
Balance at December 31, 2021	46,553,511	$5	$361,669	$1,869	$(266,381)	$97,162
Stock-based compensation expense	—	—	2,692	—	—	2,692
Unrealized loss on marketable securities	—	—	—	(48)	—	(48)
Foreign currency translation adjustment	—	—	—	(2,384)	—	(2,384)
Net loss	—	—	—	—	(41,307)	(41,307)
Balance at December 31, 2022	46,553,511	$5	$364,361	$(563)	$(307,688)	$56,115

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(41,307)	$(43,241)	$(5,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367	460	632
Accretion related to marketable securities	(170)	239	154
Stock-based compensation	2,692	4,232	5,747
Gain from sale of property and equipment	(22)	—	—
Gain on deconsolidation of Angel Pharmaceuticals	—	—	(37,459)
Loss from equity method investment	10,005	4,831	234
Changes in operating assets and liabilities:
Accounts receivable - related party	(81)	(507)	–
Prepaid and other current assets	581	(277)	285
Operating lease right-of-use asset	973	(1,542)	679
Other assets	107	178	99
Accounts payable	411	(1,902)	1,019
Accrued and other liabilities	467	(523)	705
Operating lease liability	(1,046)	1,337	(878)
Net cash used in operating activities	(27,023)	(36,715)	(34,778)
Cash flows from investing activities
Purchases of marketable securities	(66,191)	(9,357)	(42,540)
Sales of marketable securities	—	–	1,009
Maturities of marketable securities	43,162	30,922	86,376
Purchases of property and equipment	(269)	(5)	(76)
Proceeds from sale of property and equipment	22	–	–
Net cash (used in) provided by investing activities	(23,276)	21,560	44,769
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $4,850 in aggregate gross proceeds from related parties for the year ended December 31, 2021)	—	31,989	—
Proceeds from issuance of common stock in connection with at-the-market offering, net	—	28,954	1,222
Proceeds from exercise of common stock options	—	1,215	88
Net cash provided by financing activities	—	62,158	1,310
Net (decrease) increase in cash and cash equivalents	(50,299)	47,003	11,301
Cash and cash equivalents at beginning of the period	63,458	16,455	5,154
Cash and cash equivalents at end of the period	$13,159	$63,458	$16,455
Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$—	$5	$–

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

Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corvus Biopharmaceuticals, Ltd. and Corvus Hong Kong Limited. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of CPI-818, ciforadenant and mupadolimab. The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of CPI-818, ciforadenant and mupadolimab, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-818, ciforadenant and mupadolimab, or any other product candidates. The Company does not expect its existing capital resources to be sufficient to enable it to fund the completion of its clinical trials and remaining development program of CPI-818, ciforadenant and mupadolimab through commercialization. In addition, its operating plan may change as a result of many factors.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $307.7 million as of December 31, 2022. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock and common stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of December 31, 2022, the Company had cash, cash equivalents and short-term marketable securities of $42.3 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar, except for its investment in its equity method investee which is the Chinese renminbi (RMB). The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2022, the Company had an accumulated deficit of $307.7 million and cash, cash equivalents and marketable securities of $42.3 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment, that of the development of and commercialization of drugs and antibodies that target critical elements of the immune system.

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

Investments in Equity Securities

The Company uses the equity method of accounting for its equity investment if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee.

The Company’s proportionate share of the net income (loss) resulting from the equity method investment is reported under the line item captioned “loss from equity method investment” in the Consolidated Statements of Operations and Comprehensive Loss and the carrying value of the equity method investments is reported under the line captioned “Investment in Angel” in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and the foreign currency translation adjustment as applicable.

For equity method investees with a functional currency different than the Company’s reporting currency, the Company follows the guidance under ASC 830-10-15-5, pursuant to which, the foreign currency financial statements of a foreign investee accounted for by the equity method should be translated to the reporting entity's reporting currency.

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.

See Note 5 Equity Method Investment, for further information.

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

Impairment of Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. Should impairment exist, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the projected discounted future net cash flows arising from the asset. All long-lived assets are maintained in the United States of America.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s elements of other comprehensive loss in any period presented were unrealized gains and losses on available-for-sale marketable securities and cumulative foreign currency translation adjustments.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss - basic and diluted	$(41,307)	$(43,241)	$(5,995)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	46,553,511	41,854,110	29,478,878
Net loss per share, basic and diluted	$(0.89)	$(1.03)	$(0.20)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Outstanding options	7,006,250	6,354,308	6,664,173

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

The following tables present information as of December 31, 2022 and 2021 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	December 31, 2022
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$11,942	$—	$—	$11,942
Marketable securities	22,001	7,143	—	29,144
	$33,943	$7,143	$—	$41,086

	December 31, 2021
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$61,992	$—	$—	$61,992
Marketable securities	1,011	4,982	—	5,993
	$63,003	$4,982	$—	$67,985

As of December 31, 2022, marketable securities had a maximum remaining maturity of twelve months.

As of December 31, 2022 and 2021, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$22,020	$4	$(23)	$22,001
U.S. Government agency securities	7,175	—	(32)	7,143
	$29,195	$4	$(55)	$29,144

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,012	$—	$(2)	$1,010
U.S. Government agency securities	4,984	—	(1)	4,983
	$5,996	$—	$(3)	$5,993

5. Equity Method Investment

In August 2020, the Company established Angel Pharmaceuticals Co. Ltd. (“Angel”), a wholly-owned corporate venture in the People’s Republic of China (“China”) designed to develop, manufacture, and commercialize CPI-818, ciforadenant and mupadolimab compounds for distribution within the countries of China, Taiwan, Macao, and Hong Kong (collectively, the “Territories”) based on intellectual property licenses to be contributed to Angel by the Company.

In October 2020, Angel raised financing from third-party investors, the licenses were entered into and the Company’s ownership interest was reduced to 53.2%. Under the license agreements, the Company is required to provide manufacturing supply services for future supply of drug products for use in clinical trials, research and development, operational support, and participate in the joint steering committee which oversees the development and commercialization of the compounds. Angel is not required to make any payments to the Company regarding the licensed compounds or the additional services outlined in the agreement. Pursuant to the terms of the agreement, during the Exclusive Grant Back Period, Angel grants to Corvus an exclusive, fully paid-up and sublicensable license for sole and jointly owned IP. After the 7 year Exclusive Grant Back Period, the licenses for sole and jointly owned IP that Angel grants to the company will be non-exclusive, fully paid, and sublicensable.

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

As of December 31, 2022, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $10.0 million, $4.8 million and $0.2 million as loss from equity method investment on the consolidated statement of operations for the years ended December 31, 2022, 2021 and 2020, respectively. Since inception through December 31, 2022, Angel has not recorded any revenue.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	December 31, 2022	December 31, 2021

	(in thousands)
Current assets	$29,062	$38,608
Non-current assets	1,652	1,818
Current liabilities	6,293	2,119
Non-current liabilities	985	105
Stockholders' equity	23,436	38,202

	Year Ended December 31,
Statement of Operations Data	2022	2021	2020 (1)

	(in thousands)
Net loss	$(11,846)	$(5,697)	$(274)
Share of loss from investments accounted for using the equity method	(10,005)	(4,831)	(234)

(1)	The Company’s share of loss is based on net loss beginning October 2020 upon the deconsolidation of Angel Pharmaceuticals.

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the year ended December 31, 2022, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of December 31, 2022. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product-by-product and country-by-country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid-single digits up to the low-double digits on a country-by-country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country-by-country basis and range from the low-single digits up to the mid-single digits on a country-by-country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one-time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the year ended December 31, 2022, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of December 31, 2022. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low-single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

7. Balance Sheet Components (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid and Other Current Assets
Interest receivable	$45	$32
Prepaid research and development manufacturing expenses	192	740
Prepaid facility expenses	182	174
Prepaid insurance	252	280
Other	102	128
	$773	$1,354
Property and Equipment
Laboratory equipment	$2,673	$2,477
Computer equipment and purchased software	142	142
Leasehold improvements	2,084	2,084
	4,899	4,703
Less: accumulated depreciation and amortization	(4,546)	(4,252)
	$353	$451
Accrued and Other Liabilities
Accrued clinical trial expense	$2,934	$4,010
Accrued manufacturing expense	3,254	839
Personnel related	1,113	1,846
Accrued legal and accounting	89	265
Other	158	121
	$7,548	$7,081

During the years ended December 31, 2022, 2021, and 2020, the Company recorded $0.4 million, $0.5 million and $0.6 million in depreciation expense, respectively.

8. Common Stock

As of December 31, 2022, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2022, no dividends on common stock had been declared.

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

During the year ended December 31, 2022, the Company did not sell any shares of common stock under its at-the-market offering program. As of December 31, 2022, the Company had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement. As of December 31, 2022, $18.9 million remained for sale under the 2020 Sales Agreement and $40.0 million remained for sale under the 2021 Sales Agreement.

The Company has reserved shares of common stock, for issuance as follows:

	December 31,
	2022	2021	2020
Exchange warrants	—	—	1,458,000
Shares available for future option grants	4,017,011	2,806,953	1,692,753
Outstanding options	7,006,250	6,354,308	6,664,173
Shares reserved for employee stock purchase plan	400,000	400,000	400,000
Total	11,423,261	9,561,261	10,214,926

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2021	2,806,953	6,354,308	$6.80
Additional shares authorized	1,862,000	—	—
Options granted	(1,706,400)	1,706,400	1.02
Options forfeited	1,054,458	(1,054,458)	7.75
Balance at December 31, 2022	4,017,011	7,006,250	$5.25

The weighted average grant date fair value of options granted for the years ended December 31, 2022, 2021 and 2020, was $0.69, $1.93 and $2.66, respectively.

Options outstanding that had vested or were expected to vest at December 31, 2022 were as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of shares	Exercise Price	Life (years)	(in thousands)
Vested	4,121,317	$7.51	5.95	$19.95
Expected to vest	2,884,933	$2.02	8.94	$—

In the table above, aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock of $0.85 per share as of December 31, 2022.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2022, 2021 and 2020, was $0.0 million, $1.0 million and $0.3 million, respectively.

The total fair value of options that vested in the year ended December 31, 2022, 2021 and 2020, was $2.8 million, $4.5 million, and $6.0 million, respectively.

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to stock-based awards as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$1,039	$2,161	$2,791
General and administrative	1,653	2,071	2,956
Total	$2,692	$4,232	$5,747

Valuation Assumptions

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options were estimated using the following assumptions for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	3.0%	0.9%	0.5%
Expected volatility	83.8%	86.7%	82.7%
Expected term (in years)	5.5	6.0	6.0
Expected dividend yield	0%	0%	0%

Risk-free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Volatility: The Company uses an average historical stock price volatility of a peer group of publicly traded companies to be representative of its expected future stock price volatility. For purposes of identifying these peer companies, the Company considers the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measures historical volatility over a period equivalent to the expected term. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Expected Term: The Company uses the simplified method prescribed in the ASC 718, Compensation—Stock Compensation, to calculate the expected term of options granted to employees and directors.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future.

At December 31, 2022, 2021 and 2020, the unrecognized compensation expense associated with respect to options granted to employees was $3.9 million, $5.9 million and $10.4 million, respectively, and is expected to be recognized on a straight-line basis over 2.44, 2.69, and 2.78 years, respectively.

11. Income Taxes

The components of loss before income tax is as follows (in thousands):

	December 31,
	2022	2021	2020
Domestic	$(41,307)	$(43,241)	$(5,995)
Foreign	—	—	—
	$(41,307)	$(43,241)	$(5,995)

During the years ended December 31, 2022, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items.

A reconciliation of the Company’s effective tax rate to the U.S. Federal statutory rate is as follows:

	December 31,
	2022	2021	2020
Federal tax benefit at statutory rate	21%	21%	21%
State tax, net of Federal benefit	8%	9%	14%
Change in valuation allowance	(22)%	(26)%	(24)%
Research and development tax credits	2%	3%	19%
Share based Compensation	(1)%	(1)%	(10)%
162(m) covered employees compensation limitation	—%	—%	(6)
FIN48 Reserve	—%	(1)%	(161)%
Investment in Angel	(7)%	(3)%	174
Gain on transfer of intellectual property	—	—%	(20)
Prior year federal true-up	—%	(1)%	(7)%
Other	(1)%	(1)	—
Effective income tax rate	0%	0%	0%

The effective tax rate is different from the federal statutory tax rate primarily due to a foreign rate differential and a valuation allowance against deferred tax assets as a result of the Company’s history of losses.

The principal components of the Company’s net deferred tax assets are as follows (in thousands)

	December 31,
	2022	2021	2020
Deferred tax assets
Net operating loss carryforwards	$56,030	$52,539	$42,344
Tax credit carryforwards	9,888	9,181	7,894
Capitalized tax assets	155	125	63
Accruals	124	137	207
Stock compensation	5,487	5,006	4,942
Operating lease liability	728	1,021	646
IRC 174 capitalization	4,518	—	—
Other	21	12	47
Total deferred tax assets	$76,951	$68,021	$56,143
Deferred tax liabilities
Operating lease right-of-use asset	$(620)	$(893)	$(461)
Valuation allowance	(76,331)	(67,128)	(55,682)
Net deferred tax assets	$—	$—	$—

The Company recorded a valuation allowance against its deferred tax assets at December 31, 2022 and 2021 because Company management believed that it was more likely than not that these assets would not be fully realized in the future. The valuation allowance increased by approximately $9.2 million and $11.4 million for the years ended December 31, 2022 and 2021, respectively. Changes in the valuation allowance for deferred tax assets relate primarily to the increase in the Company’s net operating loss carryforward.

As of December 31, 2022, the Company had federal NOL carryforwards of approximately $219.7 million and state NOL carryforwards of approximately $274.9 million which are available to reduce future taxable income. The NOLs will begin to expire in 2034, if not utilized. As of December 31, 2022, the amount of federal NOL carryforwards that does not expire, is $155.3 million. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions.

As of December 31, 2022, the Company also had $8.6 million of federal and $4.7 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire 2035, if not utilized. The state research and development tax credits have no expiration date.

In December 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (IRC). The TCJA contained certain provisions that went into effect on January 1, 2022, including a provision impacting Section 174 of the IRC whereby for tax years beginning on or after January 1, 2022, taxpayers are required to capitalize and amortize, rather than deduct, research and development (R&D) expenses. The R&D expenses under Section 174 must be amortized over five years for research performed in the U.S. and 15 years for research performed outside the U.S. The mandatory capitalization requirement did not impact the Company’s net deferred tax assets and 2022 cash tax liabilities. The Company will continue to monitor the effect of these provisions and is in the process of analyzing the potential impact to its income taxes and financial position in future years.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $21.9 million as of December 31, 2022, which will be indefinitely reinvested; deferred income taxes have not been provided on such foreign earnings.

As of December 31, 2022, the Company had unrecognized tax benefits (“UTBs”) of approximately $12.7 million. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs:

	December 31,
	2022	2021	2020
Unrecognized tax benefits beginning of the period	$12,504	$12,157	$1,885
Decrease related to the prior year	—	—	—
Increased related to the current year	216	347	10,272
Unrecognized tax benefits, end of the period	$12,720	$12,504	$12,157

The Company follows the provisions of ASC 740, Accounting for Income Taxes, and the accounting guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. Management determined that no accrual for interest or penalties was required as of December 31, 2022, 2021 and 2020.

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

In September 2021, the Company entered into a lease amendment to extend the expiration of its operating lease by two years, from February 2023 to February 2025. As a result of this lease extension, the Company recorded a $2.4 million increase in the operating lease right-of-use asset and a corresponding increase in the operating lease liability

As of December 31, 2022 and 2021, the right-of-use asset under operating lease was $2.2 million and $3.2 million, respectively. The elements of lease expense were as follows (in thousands):

		Year Ended
	Statements of operations and	December 31,
	comprehensive loss location	2022	2021	2020
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$1,051	$1,046	$957
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	351	396	351
Total operating lease cost		$1,402	$1,442	$1,308
Other Information
Operating cash flows used for operating lease		$1,695	$1,645	$1,506
Remaining lease term		2.1 years	3.1 years	2.1 years
Discount rate		8.0%	8.0%	10.0%

As of December 31, 2022, minimum rental commitments under this lease were as follows (in thousands)

Year Ended December 31 (in thousands)
2023	$1,391
2024	1,434
Total lease payments	2,825
Less: imputed interest	(224)
Total	$2,601

As of December 31, 2021, minimum rental commitments under this lease were as follows (in thousands)

Year Ended December 31 (in thousands)
2022	$1,300
2023	1,391
2024	1,434
Total lease payments	4,125
Less: imputed interest	(478)
Total	$3,647

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the years ended December 31, 2022 and 2021, the Company recognized $0.6 million and $0.2 million of sublease income, respectively.

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

The following aggregate number of shares of common stock were sold to the Company’s owners of more than 10% of our common stock, directors, or executive officers during the February 2021 underwritten public offering:

	Number of	Aggregate
	Shares of	Purchase
	Common Stock	Price
Owners of More Than 10% of Our Common Stock
OrbiMed Advisors LLC (1)	1,285,714	$4,499,999
Board of Directors
Richard A. Miller, M.D.	100,000	350,000

(1)	Peter Thompson, M.D., a member of our Board of Directors since November 2014, is a Member of OrbiMed Advisors, LLC.

As more fully described in Note 5, the Company holds a 49.7% ownership in Angel Pharmaceuticals and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel Pharmaceuticals. Third-party and internal personnel costs incurred by the Company are billed to Angel Pharmaceuticals in the period incurred and recorded as an offset to expenses. During the years ended December 31, 2022 and 2021, the Company billed Angel for approximately $0.1 million and $0.2 million in internal personnel costs, respectively, and $1.3 million and $1.6 million in third-party costs, respectively. Of the third-party costs billed to Angel in the years ending December 31, 2022 and 2021, approximately $0.5 million and $0.6 million, respectively, were associated with clinical drug supply manufactured and expensed in prior years. The remaining $0.8 million and $1.0 million in third-party costs were primarily associated with clinical drug supply passthrough costs incurred during the years ended December 31, 2022 and 2021, respectively, and did not have an impact on the Company’s consolidated statements of operations.

In addition to the provision of clinical supplies to Angel Pharmaceuticals, Angel Pharmaceuticals may provide clinical supplies to the Company on an as needed basis. These supplies are recorded as research and development expense. During the year ended December 31, 2022, Angel Pharmaceuticals billed the Company for approximately $0.2 million in third-party costs associated with clinical drug supply provided to the Company.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the years ended December 31, 2022 and 2021, the Company recognized $0.6 million and $0.2 million of sublease income, respectively.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the years ended December 31, 2022 and 2021, the Company recorded approximately $429,000 and $246,000, respectively, in clinical trial expenses under its agreements with ICON.

15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to its disclosures in the consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief

Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All schedules are omitted because they are either not required, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3
4.4	Form of Warrant	8-K	11/12/2019	4.1
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/25/2021	4.5
10.1(a)	Office Lease, dated as of January 27, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(a)
10.1(b)	First Amendment to Office Lease, dated as of March 19, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(b)
10.1(c)	Second Amendment to Office Lease, dated as of August 20, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC	S-1	1/4/2016	10.2(c)
10.1(d)	Third Amendment to Office Lease, dated as of June 27, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/4/2016	10.1(d)
10.1(e)	Fourth Amendment to Office Lease, dated as of August 15, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	11/3/2016	10.1(e)
10.1(f)	Fifth Amendment to Office Lease, dated as of March 2, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	5/3/2018	10.3
10.1(g)	Sixth Amendment to Office Lease, dated as of April 5, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/2/2018	10.2
10.1(h)	Seventh Amendment to Office Lease, dated as of October 11, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-K	3/7/2019	10.1(h)
10.1(i)	Eighth Amendment to Office Lease, dated as of September 13, 2021, by and between Corvus Pharmaceuticals, Inc. and ARE 819/863 Mitten Road, LLC.	10-Q	11/1/2021	10.2
10.2	Sublease agreement, dated August 1, 2021, by and between Corvus Pharmaceuticals, Inc. and Angel Pharmaceuticals US Inc.	10-Q	11/1/2021	10.1
10.3(a)#	2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(a)
10.3(b)#	Amendment to the 2014 Equity Incentive Plan, dated November 26, 2014.	S-1	1/4/2016	10.4(b)
10.3(c)#	Amendment to the 2014 Equity Incentive Plan, dated July 24, 2015.	S-1	1/4/2016	10.4(c)
10.3(d)#	Amendment to the 2014 Equity Incentive Plan, dated September 14, 2015.	S-1	1/4/2016	10.4(d)
10.3(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1	1/4/2016	10.4(e)

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.3(f)#	Form of Restricted Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(f)
10.4(a)#	2016 Equity Incentive Award Plan.	S-8	3/29/2016	99.2(a)
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(b)
10.4(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(c)
10.4(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(d)
10.5#	Form of Indemnification Agreement for directors and officers.	S-1	1/4/2016	10.6
10.6#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	S-1	1/4/2016	10.7
10.7#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Leiv Lea.	S-1	1/4/2016	10.8
10.8(a)#	Offer Letter, dated as of November 27, 2014, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(a)
10.8(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(b)
10.9#	Corvus Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.	S-8	3/29/2016	99.3
10.10#	Non-Employee Director Compensation Program.	S-1	1/4/2016	10.12
10.11(a)†	License Agreement, dated February 25, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1/A	3/10/2016	10.13(a)
10.11(b)†	Amendment to License Agreement dated November 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1	1/4/2016	10.13(b)
10.12†	License Agreement, dated December 20, 2014, by and between Corvus Pharmaceuticals, Inc. and The Scripps Research Institute	S-1	1/4/2016	10.14
10.13††	Exclusive License Agreement dated April 21, 2017, by and between Corvus Pharmaceuticals, Inc. and Monash University.	10-K	3/9/2020	10.18
10.14	Framework Agreement, dated as of October 5, 2020, by and between Corvus Hong Kong Limited, Jiaxing Puissance Angel Equity Investment Partnership (Limited Partnership) and AP BIOTECH DEVELOPMENT CORP.	8-K	10/5/2020	2.1
10.15	Open Market Sale Agreement, dated March 9, 2020, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	3/9/2020	1.2
10.16	Open Market Sale Agreement, dated November 1, 2021, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	10-K	3/10/2022	10.18
21.1	List of subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page of Corvus Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)				X

†     Confidential treatment has been granted for a portion of this exhibit.

††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

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

CORVUS PHARMACEUTICALS, INC.

Date: March 28, 2023	By:	/s/ RICHARD. A. MILLER
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 28, 2023	By:	/s/ LEIV LEA
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

/s/ RICHARD A. MILLER, M.D.	President, Chief Executive Officer and Director
Richard A. Miller, M.D.	(Principal Executive Officer)	March 28, 2023

/s/ LEIV LEA	Chief Financial Officer
Leiv Lea	(Principal Financial and Accounting Officer)	March 28, 2023

/s/ IAN T. CLARK	Director	March 28, 2023
Ian T. Clark

/s/ TERRY GOULD	Director	March 28, 2023
Elisha P. (Terry) Gould III

/s/ LINDA S. GRAIS, M.D., J.D.	Director	March 28, 2023
Linda S. Grais, M.D., J.D.

/s/ EDITH P. MITCHELL, M.D.	Director	March 28, 2023
Edith P. Mitchell, M.D.

/s/ SCOTT W. MORRISON	Director	March 28, 2023
Scott W. Morrison

/s/ PETER THOMPSON, M.D.	Director	March 28, 2023
Peter Thompson, M.D.