Form 10-Q
period 2023-03-31
Corvus Pharmaceuticals, Inc.
filed 2023-05-08
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 8, 2022, 46,568,511 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$9,654	$13,159
Marketable securities	24,813	29,144
Accounts receivable - related party	429	588
Prepaid and other current assets	655	773
Total current assets	35,551	43,664
Property and equipment, net	330	353
Operating lease right-of-use asset	1,953	2,217
Investment in Angel Pharmaceuticals	20,234	21,877
Other assets	129	129
Total assets	$58,197	$68,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,407	$1,976
Operating lease liability	1,263	1,228
Accrued and other liabilities	5,620	7,548
Total current liabilities	8,290	10,752
Operating lease liability	1,040	1,373
Total liabilities	9,330	12,125
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at March 31, 2023 and December 31, 2022; 46,568,511 and 46,553,511 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	364,857	364,361
Accumulated other comprehensive loss	(434)	(563)
Accumulated deficit	(315,561)	(307,688)
Total stockholders’ equity	48,867	56,115
Total liabilities and stockholders’ equity	$58,197	$68,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$4,594	$5,100
General and administrative	1,980	2,313
Total operating expenses	6,574	7,413
Loss from operations	(6,574)	(7,413)
Interest income and other expense, net	376	11
Sublease income - related party	56	146
Loss from equity method investment	(1,731)	(1,041)
Net loss	$(7,873)	$(8,297)
Net loss per share, basic and diluted	$(0.17)	$(0.18)
Shares used to compute net loss per share, basic and diluted	46,556,178	46,553,511
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	41	(28)
Cumulative foreign currency translation adjustment	88	146
Comprehensive loss	$(7,744)	$(8,179)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	46,553,511	$5	$364,361	$(563)	$(307,688)	$56,115
Common stock issued on exercise of stock options	15,000	—	4	—	—	4
Stock-based compensation expense	—	—	492	—	—	492
Unrealized gain on marketable securities	—	—	—	41	—	41
Foreign currency translation adjustment	—	—	—	88	—	88
Net loss	—	—	—	—	(7,873)	(7,873)
Balance at March 31, 2023	46,568,511	$5	$364,857	$(434)	$(315,561)	$48,867

	Three Months Ended March 31, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	46,553,511	$5	$361,669	$1,869	$(266,381)	$97,162
Stock-based compensation expense	—	—	739	—	—	739
Unrealized loss on marketable securities	—	—	—	(28)	—	(28)
Foreign currency translation adjustment	—	—	—	146	—	146
Net loss	—	—	—	—	(8,297)	(8,297)
Balance at March 31, 2022	46,553,511	$5	$362,408	$1,987	$(274,678)	$89,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(7,873)	$(8,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	87
Accretion related to marketable securities	(264)	55
Stock-based compensation	492	739
Loss from equity method investment	1,731	1,041
Changes in operating assets and liabilities:
Accounts receivable - related party	159	134
Prepaid and other current assets	118	304
Operating lease right-of-use asset	264	238
Accounts payable	(569)	624
Accrued and other liabilities	(1,928)	(1,095)
Operating lease liability	(298)	(254)
Net cash used in operating activities	(8,111)	(6,424)
Cash flows from investing activities
Purchases of marketable securities	(13,089)	(26,384)
Maturities of marketable securities	17,725	810
Purchases of property and equipment	(34)	—
Net cash (used in) provided by investing activities	4,602	(25,574)
Cash flows from financing activities
Proceeds from exercise of common stock options	4	—
Net cash provided by financing activities	4	—
Net decrease in cash and cash equivalents	(3,505)	(31,998)
Cash and cash equivalents at beginning of the period	13,159	63,458
Cash and cash equivalents at end of the period	$9,654	$31,460

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of CPI-818, ciforadenant and mupadolimab (formerly CPI-006). The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of CPI-818, ciforadenant and mupadolimab, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of CPI-818, ciforadenant and mupadolimab or any other product candidates. The Company does not expect its existing capital resources to be sufficient to enable it to fund the completion of its clinical trials and remaining development program of CPI-818, ciforadenant and mupadolimab through commercialization. In addition, its operating plan may change as a result of many factors, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 28, 2023 and this Quarterly Report on Form 10-Q.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $315.6 million as of March 31, 2023. The Company has historically financed its operations primarily through the sale of common stock and redeemable convertible preferred stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of March 31, 2023, the Company had cash, cash equivalents and short-term marketable securities of $34.5 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

As of March 28, 2023, at the time of the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and during the sixty-day period preceding this date, its calculated public float was below $75.0 million. As a result, it has been and will be subject to baby shelf rules for any offerings conducted on its shelf registration statement, including any sales under its ATM with Jefferies LLC (“Jefferies”). Such rules limit the amount the Company can raise until such time that its public float is above $75.0 million.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2022, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. The Company has adopted the new guidance as of January 1, 2023, and it did not have a material impact on its financial statements and related disclosures.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss - basic and diluted	$(7,873)	$(8,297)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	46,556,178	46,553,511
Net loss per share, basic and diluted	$(0.17)	$(0.18)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2023	2022
Outstanding options	7,731,807	5,773,988

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

The following tables present information as of March 31, 2023 and December 31, 2022 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	March 31, 2023
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$9,407	$—	$—	$9,407
Marketable securities	14,698	10,115	—	24,813
	$24,105	$10,115	$—	$34,220

	December 31, 2022
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$11,942	$—	$—	$11,942
Marketable securities	22,001	7,143	—	29,144
	$33,943	$7,143	$—	$41,086

As of March 31, 2023 marketable securities had a maximum remaining maturity of nine months.

As of March 31, 2023 and December 31, 2022, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$14,697	$4	$(3)	$14,698
U.S. Government agency securities	10,126	2	(13)	10,115
	$24,823	$6	$(16)	$24,813

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$22,020	$4	$(23)	$22,001
U.S. Government agency securities	7,175	—	(32)	7,143
	$29,195	$4	$(55)	$29,144

5. Equity Method Investment

As of March 31, 2023 and December 31, 2022, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $1.7 million and $1.0 million as loss from equity method investment on the consolidated statement of operations for the three months ended March 31, 2023 and 2022, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	March 31, 2023	December 31, 2022

	(in thousands)
Current assets	$24,463	$29,062
Non-current assets	1,572	1,652
Current liabilities	3,625	6,293
Non-current liabilities	903	985
Stockholders' equity	21,507	23,436

	Three Months Ended
	March 31,
Statement of Operations Data	2023	2022

	(in thousands)
Revenue	$—	$—
Gross Profit	—	—
Net loss	(2,032)	(1,325)
Share of loss from investments accounted for using the equity method	(1,731)	(1,041)

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

Upon execution of the agreement, the Company made a one-time cash payment to Scripps of $10,000 and is also obligated to pay a minimum annual fee to Scripps of $25,000. The first minimum annual fee payment is due on each anniversary of the effective date of the agreement and will be due on each subsequent anniversary of the effective date for the term of the agreement. The Company is also required to make performance-based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.6 million. The Company is also required to pay royalties on net sales of licensed products (including mupadolimab) sold by it, its affiliates and its sublicensees at a rate in the low-single digits. In addition, should the Company sublicense the rights licensed under the agreement, it has agreed to pay a percentage of sublicense revenue received at specified rates that start at double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement and the time of entry into such sublicense. To date, no milestone payments have been made.

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the three months ended March 31, 2023, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of March 31, 2023. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product by product and country by country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid single digits up to the low double digits on a country by country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country by country basis and range from the low single digits up to the mid single digits on a country by country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the three months ended March 31, 2023, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of March 31, 2023. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

7. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2023	2022
Prepaid and Other Current Assets
Interest receivable	$38	$45
Prepaid research and development manufacturing expenses	221	192
Prepaid facility expenses	196	182
Prepaid insurance	69	252
Other	131	102
	$655	$773
Property and Equipment
Laboratory equipment	$2,678	$2,673
Computer equipment and purchased software	171	142
Leasehold improvements	2,084	2,084
	4,933	4,899
Less: accumulated depreciation and amortization	(4,603)	(4,546)
	$330	$353
Accrued and Other Liabilities
Accrued clinical trial expense	$2,893	$2,934
Accrued manufacturing expense	1,482	3,254
Personnel related	658	1,113
Accrued legal and accounting	208	89
Other	379	158
	$5,620	$7,548

During the three months ended March 31, 2023 and 2022, the Company recorded approximately $57,000 and $87,000 in depreciation expense, respectively.

8. Common Stock

As of March 31, 2023, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of March 31, 2023, no dividends on common stock had been declared.

In March 2020, the Company entered into an open market sale agreement (the “2020 Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time-to-time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as its sales agent. In November 2021, the Company entered into another Sale Agreement (“2021 Sales Agreement”) with Jefferies to sell shares of its common stock from time-to-time, with aggregate gross sales proceeds of up to $40,000,000.

On March 28, 2023, the Company terminated both the 2020 Sales Agreement and the 2021 Sales Agreement and concurrently entered into a new open market sale agreement (the “2023 Sales Agreement”) with Jefferies to sell shares of the Company’s common stock, from time-to-time, with aggregate gross sales proceeds of up to $90,000,000, through an at-the-market equity offering program under which Jefferies will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the 2023 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the 2023 Sales Agreement.

During the three months ended March 31, 2023, the Company did not sell any shares of common stock under its at-the-market offering program. As of March 31, 2023, the Company had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2023	2022
Shares available for future option grants	5,138,454	4,017,011
Outstanding options	7,731,807	7,006,250
Shares reserved for employee stock purchase plan	400,000	400,000
Total	13,270,261	11,423,261

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2022	4,017,011	7,006,250	$5.25
Additional shares authorized	1,862,000	—	—
Options granted	(860,000)	860,000	0.90
Options exercised	—	(15,000)	0.28
Options forfeited	119,443	(119,443)	6.75
Balance at March 31, 2023	5,138,454	7,731,807	$4.75

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$192	$302
General and administrative	300	437
Total	$492	$739

11. Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of March 31, 2023 and December 31, 2022, the right-of-use asset under operating lease was $2.0 million and $2.2 million, respectively. The elements of lease expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

		Three Months Ended
	Statements of operations and	March 31,
	comprehensive loss location	2023	2022
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$306	$306
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	111	108
Total operating lease cost		$417	$414
Other Information
Operating cash flows used for operating lease		$459	$433
Remaining lease term		1.8 years	2.8 years
Discount rate		8.0%	8.0%

As of March 31, 2023, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2023*	$1,043
2024	1,434
Total lease payments	2,477
Less: imputed interest	(174)
Total	$2,303

* Remainder of the year

As of December 31, 2022, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2023	$1,391
2024	1,434
Total lease payments	2,825
Less: imputed interest	(224)
Total	$2,601

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $56,000 and $146,000 of sublease income, respectively.

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

14. Related Party Transactions

As more fully described in Note 5 to the Company’s consolidated financial statements for the year ended December 31, 2022, included in the Annual Report on Form 10-K, the Company holds a 49.7% ownership in Angel Pharmaceuticals and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel Pharmaceuticals. Third-party and internal personnel costs incurred by the Company are billed to Angel Pharmaceuticals in the period incurred and recorded as an offset to expenses. During the three months ended March 31, 2023 and 2022, the Company billed Angel for $0.0 million and approximately $50,000, respectively, in internal personnel costs and approximately $48,000 and $101,000, respectively, in third-party party costs.

In addition to the provision of clinical supplies to Angel Pharmaceuticals, Angel Pharmaceuticals may provide clinical supplies or research services to the Company on an as needed basis. These costs are recorded as research and development expense. During the three months ended March 31, 2023, Angel Pharmaceuticals billed the Company for approximately $0.1 million in research services.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease will expire in February 2023 and Angel Pharmaceuticals has no option to extend the sublease term. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $56,000 and $146,000 of sublease income, respectively.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the three months ended March 31, 2023 and 2022, the Company recorded approximately $118,000 and $69,000, respectively, in clinical trial expenses under its agreements with ICON.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2023.

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

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to focus our efforts on the development of immune modulator product candidates with the potential to treat solid cancers, T cell lymphomas, autoimmune, allergic and infectious diseases. We have three product candidates which are in clinical development for treatment of various solid tumors.

Our lead product candidate is CPI-818, is an investigational selective, orally bioavailable, covalent inhibitor of ITK. ITK, an enzyme that functions in T cell signaling and differentiation, is expressed predominantly in T cells, which are lymphocytes that play a vital role in immune responses. T cell lymphomas are malignancies of T cells that proliferate and spread throughout the body. These lymphomas often have tonic signaling through the T cell receptor pathway, which involves ITK. Inhibition of ITK could result in blockade of this signaling pathway and control the growth of the malignancy. In addition, one of the key survival mechanisms of both lymphomas and solid tumors is believed to be the reprogramming of normal T cells to create an inflammatory environment that inhibits anti-tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of normal T cell anti-tumor immunity and may be useful in the treatment of solid tumors as well as lymphomas. We believe that CPI-818 can lead to reprograming of normal immune responses that could be beneficial for the treatment of certain autoimmune and allergic diseases. Selective inhibition of ITK can induce the differentiation of naïve T cells into Th1 cells, a process known as Th1 skewing. Th1 cells lead to the generation of killer T cells that can eliminate tumor cells or viral infected cells. Selective ITK inhibition also results in the blockade of Th2 cells. Overactive Th2 cells play a role in autoimmune and allergic diseases.

CPI-818 is currently being studied in a Phase 1/1b clinical trial that was designed to select the recommended Phase 2 dose of CPI-818 and evaluate its safety, pharmacokinetics (“PK”), target occupancy, immunologic effects, biomarkers and efficacy. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400, 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that is designed to evaluate safety and tumor response to the recommended dose of CPI-818 in disease-specific patient cohorts. By protocol design, treatment is discontinued after one year or upon disease progression. The study has enrolled patients from the United States, Australia, China and South Korea with several types of advanced, refractory T cell lymphomas. During the dose escalation phase of the study, and with longer follow up, it became clear that the patients receiving the 200mg twice per day dose were demonstrating higher response rates as well as longer disease control. This dose was determined to be the optimal dose and was consistent with dose-response effects seen in in vitro experiments described above.

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

As of February 23, 2023, we enrolled a total of 53 patients with several types of advanced, refractory T cell lymphomas in our Phase 1/1b clinical trial. Enrollment in the 200 mg cohort has continued with 20 patients enrolled, including 13 evaluable for tumor response. There have been 1 complete response (CR) of 24 months duration, 1 equivocal CR awaiting confirmatory PET scan of 13+ months duration (a previous PR), 1 nodal CR of 21 months duration and 1 PR of 7 months duration. Ten patients continue on therapy, including seven that have not yet been evaluated for tumor response.

Treating patients in the 200 mg cohort has identified a biomarker associated with response to CPI-818. CPI-818 induces a host anti-tumor cell mediated immune response that requires normal functioning T cells. Data from the 200 mg cohort in the Phase 1/1b clinical trial indicates that a minimum absolute lymphocyte count (ALC) above 900 cells per cubic milliliter of blood is required for tumor response and disease control. Four of eight patients with ALC above 900 have objective responses (those four patients are described above), all eight have disease control (stable disease, PR, CR) and the median progression free survival (PFS) is 28.1 months. No objective responses were seen in five patients (0 of 5) with ALC below 900 and the PFS is 2.1 months. The ALC biomarker is routinely measured, is consistent with CPI-818’s presumed mechanism of action and is present in about 70% of patients based on the Company’s experience to-date. In addition, as presented at the 10th Whistler Global Summit on Hematologic Malignancies, which took place March 29 to April 2, 2023 in Whistler British Columbia, Canada, data from our Phase 1/1b clinical trial also showed that this biomarker did not select for more favorable patients based on response to their last treatment regimen prior to receiving CPI-818. This biomarker has been incorporated as an eligibility criterion in the ongoing Phase 1/1b clinical trial.

As of May 1, 2023, a total of 28 patients were enrolled in the trial at the optimum 200 mg BID dose, including 19 evaluable for tumor response. There have been two CRs, one nodal CR and three PRs. Two of the patients with PRs remain on therapy. A total of nine patients remain on therapy, including five who have not had their initial tumor response evaluation. For patients with ALC above 900 per cubic milliliter of blood, objective responses (CR plus PR) were seen in six of 13 patients with disease control (CR, PR and stable disease) in 11 of 13 patients. No objective responses were seen in six patients (0 for 6) with ALC below 900. The median progression free survival is 19.9 months versus 2.1 months for patients with ALC above 900 and ALC below 900, respectively. Eligible patients for the clinical trial are now required to have ALC above 900.

Based on the current enrollment rate of our Phase 1/1b clinical trial, we believe that the number of patients treated in the clinical trial would provide adequate safety and preliminary efficacy data to inform the design of a registration clinical trial. We expect such a trial to enroll patients with relapsed T cell lymphomas whose prognosis is poor with currently available therapies. Although there are single agents approved for this disease, the current National Cooperative Cancer Network guidelines recommend that patients be enrolled in experimental therapies indicating a serious unmet need for improved therapies to treat T cell lymphomas. We recently received a communication from the U.S. Food and Drug Administration (FDA) regarding our clinical development plans for CPI-818. As recommended by the FDA, we plan to request a meeting with the FDA to discuss the design of a registration Phase 3 clinical trial. We anticipate that this meeting will take place in the third quarter of this year.

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

To date, the majority of our efforts have been focused on the research, development and advancement of CPI-818, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three months ended March 31, 2023 and 2022 was $7.9 million and $8.3 million, respectively. As of March 31, 2023, we had an accumulated deficit of $315.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize CPI-818, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through March 31, 2023, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of redeemable convertible preferred stock were converted into 14.3 million shares of our common stock.

In March 2020, we entered into an open market sale agreement (the “2020 Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. In November 2021, we entered into another Sale Agreement (“2021 Sales Agreement”) with Jefferies to sell shares of our common stock from time-to-time, with aggregate gross sales proceeds of up to $40,000,000.

On March 28, 2023, we terminated both the 2020 Sales Agreement and the 2021 Sales Agreement and concurrently entered into a new open market sale agreement (the “2023 Sales Agreement”) with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $90,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. The issuance and sale of shares of common stock pursuant to the 2023 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the 2023 Sales Agreement.

During the three months ended March 31, 2023, we did not sell any shares of common stock under our at-the-market offering program. As of March 31, 2023, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement.

As of March 28, 2023, at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2022, and during the sixty-day period preceding this date, our calculated public float was below $75.0 million. As a result, we have been and are subject to baby shelf rules for any offerings conducted on our shelf registration statement, including any sales under our ATM with Jefferies LLC (“Jefferies”). Such rules limit the amount we can raise until such time that our public float is above $75.0 million.

As of March 31, 2023, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $34.5 million. While we believe that our current cash, cash equivalents and short-term marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of CPI-818, ciforadenant or mupadolimab through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2023.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Operating expenses:
Research and development	$4,594	$5,100	$(506)
General and administrative	1,980	2,313	(333)
Total operating expenses	6,574	7,413	(839)
Loss from operations	(6,574)	(7,413)	839
Interest income and other expense, net	376	11	365
Sublease income - related party	56	146	(90)
Loss from equity method investment	(1,731)	(1,041)	(690)
Net loss	$(7,873)	$(8,297)	$424

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2023 and 2022 consisted of the following costs by program as well as unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
CPI-818	$1,647	$384	$1,263
Ciforadenant	218	529	(311)
Mupadolimab	119	1,749	(1,630)
Unallocated employee and overhead costs	2,610	2,438	172
	$4,594	$5,100	$(506)

For the three months ended March 31, 2023, the increase in CPI-818 costs of $1.3 million as compared to the three months ended March 31, 2022, primarily consisted of an increase of $0.7 million in drug manufacturing costs, an increase of $0.4 million in clinical trial expenses and an increase of $0.2 million in other outside service costs.

For the three months ended March 31, 2023, the decrease in ciforadenant costs of $0.3 million as compared to the three months ended March 31, 2022, primarily consisted of a decrease of $0.1 million in drug manufacturing costs, a decrease of $0.1 million in clinical trial expenses and a decrease of $0.1 million in other outside service costs.

For the three months ended March 31, 2023, the decrease in mupadolimab costs of $1.6 million as compared to the three months ended March 31, 2022, primarily consisted of a decrease of $0.8 million in clinical trial expenses, a decrease of $0.7 million in drug manufacturing costs and a decrease of $0.1 million in other outside service costs.

For the three months ended March 31, 2023, the increase in unallocated costs of $0.2 million as compared to the three months ended March 31, 2022, primarily consisted of an increase in other outside service costs.

General and Administrative Expense

For the three months ended March 31, 2023, the increase in general and administrative expenses of $0.3 million as compared to the three months ended March 31, 2022, primarily consisted of an increase in personnel and related costs.

Interest Income and Other Expense, net

For the three months ended March 31, 2023, the increase in interest income and other expense, net of $0.4 million as compared to the three months ended March 31, 2022, primarily consisted of an increase in interest income earned due to an increase in interest rates.

Sublease Income – Related Party

For the three months ended March 31, 2023, the decrease in sublease income of $0.1 million was due to the expiration of the building sublease agreement with Angel Pharmaceuticals in January 2023.

Loss from equity method investment

For the three months ended March 31, 2023, the increase in loss from equity method investment of $0.7 million as compared to the three months ended March 31, 2022, primarily consisted of an increase in our share of Angel Pharmaceutical’s loss for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $34.5 million, and an accumulated deficit of $315.6 million, compared to cash and cash equivalents and marketable securities of $42.3 million and an accumulated deficit of $307.7 million as of December 31, 2022. We have financed our operations primarily through the sale of common stock and the private placements of redeemable convertible preferred stock.

Since our inception and through March 31, 2023, we have funded our operations primarily through the sale and issuance of stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses.

In March 2020, we entered into an open market sale agreement (the “2020 Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. In November 2021, we entered into another Sale Agreement (“2021 Sales Agreement”) with Jefferies to sell shares of our common stock from time-to-time, with aggregate gross sales proceeds of up to $40,000,000.

On March 28, 2023, we terminated both the 2020 Sales Agreement and the 2021 Sales Agreement and concurrently entered into a new open market sale agreement (the “2023 Sales Agreement”) with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $90,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. The issuance and sale of shares of common stock pursuant to the 2023 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the 2023 Sales Agreement.

During the three months ended March 31, 2023, we did not sell any shares of common stock under our at-the-market offering program. As of March 31, 2023, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement.

As of March 28, 2023, at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2022, and during the sixty-day period preceding this date, our calculated public float was below $75.0 million. As a result, we have been and are subject to baby shelf rules for any offerings conducted on our shelf registration statement, including any sales under our ATM with Jefferies LLC (“Jefferies”). Such rules limit the amount we can raise until such time that our public float is above $75.0 million.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three months ended March 31, 2023. The amounts and timing of our actual expenditures depend on numerous factors, including:

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(8,111)	$(6,424)
Investing activities	4,602	(25,574)
Financing activities	4	—
Net increase in cash and cash equivalents	$(3,505)	$(31,998)

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2023 was $8.1 million, which primarily consisted of a net loss of $7.9 million, adjusted by non-cash charges of $2.0 million, that primarily consisted of $0.5 million of stock compensation expense and $1.7 million of loss from equity method investment, a decrease of $0.1 million in prepaid and other current assets, a decrease of $0.6 million in accounts payable and a decrease of $1.9 million in accrued and other current liabilities.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2023, cash provided by investing activities was $4.6 million, which primarily consisted of proceeds from maturities of marketable securities of $17.7 million, which were partially offset by purchases of marketable securities of $13.1 million.

During the three months ended March 31, 2022, cash used in investing activities was $25.6 million, that consisted of purchases of marketable securities of $26.4 million, which were partially offset by proceeds from maturities of marketable securities of $0.8 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, the cash provided by financing activities were negligible.

During the three months ended March 31, 2022, there were no cash flows from financing activities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $34.5 million as of March 31, 2023 and cash, cash equivalents and marketable securities of $42.3 million as of December 31, 2022, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, CPI-818, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $41.3 million and $43.2 million for the years ended December 31, 2022 and 2021, respectively, and $7.9 million and $8.3 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $315.6 million as of March 31, 2023. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize CPI-818, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

As of March 31, 2023, we had capital resources consisting of cash, cash equivalents and marketable securities of $34.5 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of CPI-818, ciforadenant or mupadolimab through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the 2023 Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – CPI-818, ciforadenant and mupadolimab – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Our common stock is listed on the Nasdaq Global Market and as such is subject to various requirements for continued listing under the rules of the Nasdaq Global Stock Market (“Listing Rules”). On October 25, 2022, we received a letter indicating that for 30 consecutive business days we did not maintain a minimum closing bid price of $1.00 per share as required by the Listing Rules. On April 21, 2023, we received a letter from Nasdaq stating that for the last 10 consecutive business days, from April 7, 2023 to April 20, 2023 the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, the Company has regained compliance with the minimum bid price rule. While we regained compliance with the minimum closing bid requirement price, there is no guarantee will not fail to maintain such requirement again in the future.

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

As of March 31, 2023, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 31% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, we entered into a Sales Agreement (“2020 Sales Agreement”) with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program. As of March 31, 2023, we had sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement. In addition, on March 28, 2023, we entered into another Sales Agreement (“2023 Sales Agreement”) with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $90,000,000 through an at-the-market equity offering program under which Jefferies will act as our sales agent. In March 2023, the 2020 Sales Agreement was terminated and as of March 31, 2023, $90.0 million remained for sale under the 2023 Sales Agreement.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

4.4	Form of Warrant.	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/25/2021	4.5

10.1	Open Market Sales Agreement, dated March 28, 2023, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	3/29/2023	1.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: May 8, 2023	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: Mar 8, 2023	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)