Form 10-Q
period 2023-06-30
Corvus Pharmaceuticals, Inc.
filed 2023-08-08
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 8, 2023, 48,965,862 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

●	We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
●	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
●	Our product candidates are in various stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our existing or potential future collaborators advance into clinical trials, including soquelitinib, ciforadenant and mupadolimab, may not have favorable results in later clinical trials, if any, or receive regulatory approval.
●	Any termination or suspension of, or delays in the commencement or completion of, our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
●	We are conducting and plan to conduct clinical trials for soquelitinib, ciforadenant and mupadolimab, and we and Angel Pharmaceuticals may in the future, conduct additional clinical trials of product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.
●	If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	The occurrence of serious complications or side effects in connection with use of our product candidates, either in clinical trials or post-approval, could lead to discontinuation of our clinical development programs, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business, prospects, operating results and financial condition.
●	We may not be successful in our efforts to identify or discover additional product candidates.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected, or at all.
●	We rely on third parties to conduct some or all aspects of our manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.
●	We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.
●	If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business will be materially and adversely affected.
●	If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
●	We face competition from entities that have developed or may develop product candidates for cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.
●	An active, liquid and orderly market for our common stock may not be sustained.
●	The trading price of the shares of our common stock could be highly volatile, and investors in our common stock could incur substantial losses.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$7,658	$13,159
Marketable securities	29,359	29,144
Accounts receivable - related party	—	588
Prepaid and other current assets	893	773
Total current assets	37,910	43,664
Property and equipment, net	294	353
Operating lease right-of-use asset	1,691	2,217
Investment in Angel Pharmaceuticals	18,017	21,877
Other assets	129	129
Total assets	$58,041	$68,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,098	$1,976
Operating lease liability	1,299	1,228
Accrued and other liabilities	4,461	7,548
Total current liabilities	7,858	10,752
Operating lease liability	700	1,373
Total liabilities	8,558	12,125
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at June 30, 2023 and December 31, 2022; 48,898,362 and 46,553,511 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	372,910	364,361
Accumulated other comprehensive loss	(1,368)	(563)
Accumulated deficit	(322,064)	(307,688)
Total stockholders’ equity	49,483	56,115
Total liabilities and stockholders’ equity	$58,041	$68,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,968	$4,923	$8,562	$10,023
General and administrative	1,654	2,090	3,634	4,403
Total operating expenses	5,622	7,013	12,196	14,426
Loss from operations	(5,622)	(7,013)	(12,196)	(14,426)
Interest income and other expense, net	403	100	779	111
Sublease income - related party	—	146	56	292
Loss from equity method investment	(1,284)	(1,596)	(3,015)	(2,637)
Net loss	$(6,503)	$(8,363)	$(14,376)	$(16,660)
Net loss per share, basic and diluted	$(0.14)	$(0.18)	$(0.31)	$(0.36)
Shares used to compute net loss per share, basic and diluted	47,497,414	46,553,511	47,029,396	46,553,511
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(1)	(54)	40	(82)
Cumulative foreign currency translation adjustment	(933)	(1,594)	(845)	(1,448)
Comprehensive loss	$(7,437)	$(10,011)	$(15,181)	$(18,190)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	46,553,511	$5	$364,361	$(563)	$(307,688)	$56,115
Common stock issued on exercise of stock options	15,000	—	4	—	—	4
Stock-based compensation expense	—	—	492	—	—	492
Unrealized gain on marketable securities	—	—	—	41	—	41
Foreign currency translation adjustment	—	—	—	88	—	88
Net loss	—	—	—	—	(7,873)	(7,873)
Balance at March 31, 2023	46,568,511	$5	$364,857	$(434)	$(315,561)	$48,867
Stock-based compensation expense	—	—	537	—	—	537
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	(933)	—	(933)
Issuance of common stock in connection with at-the-market offering, net	2,329,851	—	7,516	—	—	7,516
Net loss	—	—	—	—	(6,503)	(6,503)
Balance at June 30, 2023	48,898,362	$5	$372,910	$(1,368)	$(322,064)	$49,483

	Six Months Ended June 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	46,553,511	$5	$361,669	$1,869	$(266,381)	$97,162
Stock-based compensation expense	—	—	739	—	—	739
Unrealized loss on marketable securities	—	—	—	(28)	—	(28)
Foreign currency translation adjustment	—	—	—	146	—	146
Net loss	—	—	—	—	(8,297)	(8,297)
Balance at March 31, 2022	46,553,511	$5	$362,408	$1,987	$(274,678)	$89,722
Stock-based compensation expense	—	—	675	—	—	675
Unrealized loss on marketable securities	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	(1,594)	—	(1,594)
Net loss	—	—	—	—	(8,363)	(8,363)
Balance at June 30, 2022	46,553,511	$5	$363,083	$339	$(283,041)	$80,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(14,376)	$(16,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93	179
Accretion related to marketable securities	(522)	95
Stock-based compensation	1,029	1,414
Loss from equity method investment	3,015	2,637
Changes in operating assets and liabilities:
Accounts receivable - related party	588	134
Prepaid and other current assets	(120)	(435)
Operating lease right-of-use asset	526	478
Accounts payable	122	834
Accrued and other liabilities	(3,087)	(710)
Operating lease liability	(602)	(513)
Net cash used in operating activities	(13,334)	(12,547)
Cash flows from investing activities
Purchases of marketable securities	(33,808)	(29,420)
Maturities of marketable securities	34,155	6,990
Purchases of property and equipment	(34)	(4)
Net cash (used in) provided by investing activities	313	(22,434)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with at-the-market offering, net	7,516	—
Proceeds from exercise of common stock options	4	—
Net cash provided by financing activities	7,520	—
Net decrease in cash and cash equivalents	(5,501)	(34,981)
Cash and cash equivalents at beginning of the period	13,159	63,458
Cash and cash equivalents at end of the period	$7,658	$28,477

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of soquelitinib (formerly CPI-818), ciforadenant and mupadolimab. The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of soquelitinib, ciforadenant and mupadolimab, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of soquelitinib, ciforadenant and mupadolimab or any other product candidates. The Company does not expect its existing capital resources to be sufficient to enable it to fund the completion of its clinical trials and remaining development program of soquelitinib, ciforadenant and mupadolimab through commercialization. In addition, its operating plan may change as a result of many factors, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 28, 2023 and this Quarterly Report on Form 10-Q.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $322.1 million as of June 30, 2023. The Company has historically financed its operations primarily through the sale of common stock and redeemable convertible preferred stock. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of June 30, 2023, the Company had cash, cash equivalents and short-term marketable securities of $37.0 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2022, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss - basic and diluted	$(6,503)	$(8,363)	$(14,376)	$(16,660)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	47,497,414	46,553,511	47,029,396	46,553,511
Net loss per share, basic and diluted	$(0.14)	$(0.18)	$(0.31)	$(0.36)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Outstanding options	7,740,840	5,596,567	7,740,840	5,596,567

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

The following tables present information as of June 30, 2023 and December 31, 2022 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2023
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$7,485	$—	$—	$7,485
Marketable securities	20,537	8,822	—	29,359
	$28,022	$8,822	$—	$36,844

	December 31, 2022
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$11,942	$—	$—	$11,942
Marketable securities	22,001	7,143	—	29,144
	$33,943	$7,143	$—	$41,086

As of June 30, 2023 marketable securities had a maximum remaining maturity of twelve months.

As of June 30, 2023 and December 31, 2022, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$20,537	$4	$(4)	$20,537
U.S. Government agency securities	8,833	1	(12)	8,822
	$29,370	$5	$(16)	$29,359

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$22,020	$4	$(23)	$22,001
U.S. Government agency securities	7,175	—	(32)	7,143
	$29,195	$4	$(55)	$29,144

5. Equity Method Investment

As of June 30, 2023 and December 31, 2022, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $1.3 million and $3.0 million as loss from equity method investment on the consolidated statement of operations for the three and six months ended June 30, 2023, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	June 30, 2023	December 31, 2022

	(in thousands)
Current assets	$20,447	$29,062
Non-current assets	1,435	1,652
Current liabilities	2,204	6,293
Non-current liabilities	773	985
Stockholders' equity	18,905	23,436

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statement of Operations Data	2023	2022	2023	2022

	(in thousands)
Revenue	$—	$—	$—	$—
Gross Profit	—	—	—	—
Net loss	(1,620)	(1,873)	(3,549)	(3,198)
Share of loss from investments accounted for using the equity method	(1,284)	(1,596)	(3,015)	(2,637)

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the six months ended June 30, 2023, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of June 30, 2023. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product by product and country by country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid single digits up to the low double digits on a country by country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country by country basis and range from the low single digits up to the mid single digits on a country by country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the six months ended June 30, 2023, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of June 30, 2023. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

7. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2023	2022
Prepaid and Other Current Assets
Interest receivable	$34	$45
Prepaid research and development manufacturing expenses	156	192
Prepaid facility expenses	196	182
Prepaid insurance	371	252
Other	136	102
	$893	$773
Property and Equipment
Laboratory equipment	$2,678	$2,673
Computer equipment and purchased software	171	142
Leasehold improvements	2,084	2,084
	4,933	4,899
Less: accumulated depreciation and amortization	(4,639)	(4,546)
	$294	$353
Accrued and Other Liabilities
Accrued clinical trial expense	$2,602	$2,934
Accrued manufacturing expense	649	3,254
Personnel related	804	1,113
Accrued legal and accounting	269	89
Other	137	158
	$4,461	$7,548

During the three months ended June 30, 2023 and 2022, the Company recorded approximately $36,000 and $92,000 in depreciation expense, respectively, and during the six months ended June 30, 2023 and 2022, the Company recorded approximately $93,000 and $179,000 in depreciation expense, respectively.

8. Common Stock

As of June 30, 2023, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of June 30, 2023, no dividends on common stock had been declared.

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

During the six months ended June 30, 2023, the Company sold 2,329,851 shares of common stock under its at-the-market offering program resulting in net proceeds of $7.5 million. As of June 30, 2023, $82.3 million remained available for sale under the 2023 Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2023	2022
Shares available for future option grants	5,129,421	4,017,011
Outstanding options	7,740,840	7,006,250
Shares reserved for employee stock purchase plan	400,000	400,000
Total	13,270,261	11,423,261

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2022	4,017,011	7,006,250	$5.25
Additional shares authorized	1,862,000	—	—
Options granted	(971,000)	971,000	1.07
Options exercised	—	(15,000)	0.28
Options forfeited	221,410	(221,410)	6.00
Balance at June 30, 2023	5,129,421	7,740,840	$4.72

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$184	$254	$376	$556
General and administrative	353	421	653	858
Total	$537	$675	$1,029	$1,414

11. Income Taxes

During the six months ended June 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of June 30, 2023 and December 31, 2022, the right-of-use asset under operating lease was $1.7 million and $2.2 million, respectively. The elements of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Statements of operations and	June 30,		June 30,
	comprehensive loss location	2023	2022	2023	2022
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$306	$134	$612	$440
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	85	25	196	133
Total operating lease cost		$391	$159	$808	$573
Other Information
Operating cash flows used for operating lease		$460	$433	$919	$832
Remaining lease term		1.6 years	2.6 years	1.6 years	2.6 years
Discount rate		8.0%	8.0%	8.0%	8.0%

As of June 30, 2023, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2023*	$696
2024	1,434
Total lease payments	2,130
Less: imputed interest	(131)
Total	$1,999

* Remainder of the year

As of December 31, 2022, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2023	$1,391
2024	1,434
Total lease payments	2,825
Less: imputed interest	(224)
Total	$2,601

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease expired in January 2023. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the three and six months ended June 30, 2023, the Company recognized $0.0 million and $0.1 million of sublease income, respectively.

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

14. Related Party Transactions

As more fully described in Note 5 to the Company’s consolidated financial statements for the year ended December 31, 2022, included in the Annual Report on Form 10-K, the Company holds a 49.7% ownership in Angel Pharmaceuticals and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel Pharmaceuticals. Third-party and internal personnel costs incurred by the Company are billed to Angel Pharmaceuticals in the period incurred and recorded as an offset to expenses. During the six months ended June 30, 2023 and 2022, the Company billed Angel for $0.0 million and approximately $120,000, respectively, in internal personnel costs and approximately $48,000 and $252,000, respectively, in third-party party costs.

In addition to the provision of clinical supplies to Angel Pharmaceuticals, Angel Pharmaceuticals may provide clinical supplies or research services to the Company on an as needed basis. These costs are recorded as research and development expense. During the three and six months ended June 30, 2023, Angel Pharmaceuticals billed the Company for approximately $0.1 million and $0.2 million in research services, respectively.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease expired in January 2023. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company recognized approximately $0.1 million and $0.3 million of sublease income, respectively.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the six months ended June 30, 2023 and 2022, the Company recorded approximately $0.2 million and $0.2 million, respectively, in clinical trial expenses under its agreements with ICON.

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

Our lead product candidate, soquelitinib (formerly CPI-818), is an investigational selective, orally bioavailable, covalent inhibitor of ITK. ITK, an enzyme that functions in T cell signaling and differentiation, is expressed predominantly in T cells, which are lymphocytes that play a vital role in immune responses. T cell lymphomas are malignancies of T cells that proliferate and spread throughout the body. These lymphomas sometimes have tonic signaling through the T cell receptor pathway, which involves ITK. Inhibition of ITK could result in blockade of this signaling pathway and control the growth of the malignancy. In addition, one of the key survival mechanisms of both lymphomas and solid tumors is believed to be the reprogramming of normal T cells to create an inflammatory environment that inhibits anti-tumor immune response and favors tumor growth through the function of Th2 cells. We believe highly selective inhibitors of this enzyme will facilitate induction of normal T cell anti-tumor immunity and may be useful in the treatment of solid tumors as well as lymphomas. Selective inhibition of ITK can block the production and function of Th2 cells, potentially leading to a biasing toward the differentiation of naïve T cells into Th1 cells, a process known as Th1 skewing. Th1 cells lead to the generation of killer T cells that can eliminate tumor cells or viral infected cells. Th1 cells produce interferon gamma and tumor necrosis factor that are cytokines known to destroy cancer cells. We believe that soquelitinib can lead to reprograming of normal immune responses that also could be beneficial for the treatment of certain autoimmune and allergic diseases. Overactive Th2 cells play a role in autoimmune and allergic diseases, which can potentially be ameliorated by selective ITK inhibition by blocking Th2 function and their production of inflammatory cytokines.

Soquelitinib is currently being studied in a Phase 1/1b clinical trial that was designed to select the recommended Phase 2 dose of soquelitinib and evaluate its safety, pharmacokinetics (“PK”), target occupancy, immunologic effects, biomarkers and efficacy. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400, 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that is designed to evaluate safety and tumor response to the recommended dose of soquelitinib in disease-specific patient cohorts. By protocol design, treatment is discontinued after one year or upon disease progression. The study has enrolled patients from the United States, Australia, China and South Korea with several types of advanced, refractory T cell lymphomas. During the dose escalation phase of the study, and with longer follow up, it became clear that the patients receiving the 200mg twice per day dose were demonstrating higher response rates as well as longer disease control. This dose was determined to be the optimal dose and was consistent with dose-response effects seen in in vitro experiments.

In December 2022 at the American Society of Hematology Annual Meeting (“ASH”), we presented preliminary Phase 1/1b clinical data with soquelitinib in refractory T cell lymphomas. The data presented were as of a September 2, 2022 data cut-off:

T Cell Lymphoma Interim Data Highlights

●	13 patients were enrolled in the 200 mg cohort and 11 were evaluable for response. Overall objective responses were seen in 4 of 11 patients. Enrolled patients were heavily pretreated receiving a median of 3 prior therapies. In this group, there was one complete response (“CR”) lasting 25 months in a patient with peripheral T cell lymphoma (“PTCL”); one nodal CR lasting 19 months in a patient with cutaneous T cell lymphoma; and two partial responses (“PR”) ongoing at six and eight months follow up, respectively, in patients with PTCL and anaplastic large cell lymphoma. An additional patient in the 600 mg cohort also had a PR.
●	No dose limiting toxicities were observed, and a maximum tolerated dose was not reached at doses as high as 600 mg twice per day.

Immunologic Interim Data Highlights

●	The 200 mg dose induced Th1 skewing and both Th2 and Th17 blockade based on peripheral blood samples from several patients:
o	In one patient that had a substantial reduction of a large tumor on the abdominal wall, a blood sample analysis demonstrated an increase in blood Th1, a decrease in blood Th17, and a reduction of both, blood eosinophil count and IL-5, consistent with Th1 skewing and Th2 blockade. Tumor samples in this patient were also analyzed and showed an increase in terminally differentiated T effector memory cells (“TEMRA” cells), which are T cells that have responded to an antigen and are able to mediate effector functions, such as the destruction of tumor cells.
o	In four patients (two with PRs, one with stable disease (“SD”) and one with progressive disease (“PD”), the change in Th1 and CD8+ TEMRA cells was serially measured over time. The PR and SD patients showed an increase in both Th1 and CD8+ TEMRA cells. Of note, SD and PD patients were lymphopenic at baseline with absolute lymphocyte counts less than 1,000, suggesting the need for a minimal level of immune competence.
●	In vitro data demonstrated that soquelitinib induced Th1 skewing and Th2 blockade in a dose-dependent manner that supported the selection of the 200 mg dose. This includes an analysis of peripheral blood samples from 12 healthy volunteers that were stimulated in the presence of various concentrations of soquelitinib and other studies that showed that soquelitinib inhibited Th2 cytokine production from normal CD4+ and malignant Sezary cells.
●	Other in vitro studies showed that soquelitinib inhibited the production of interleukin 4, 5 and 13 cytokines produced by Th2 cells.
●	In vivo preclinical studies in mice with transplanted T cell lymphoma showed that soquelitinib led to an increase in infiltration of normal CD8+ T cells in the tumor and inhibition of tumor growth.
●	The findings of the human and preclinical studies suggest that soquelitinib has the potential to enhance anti-tumor immunity representing a potentially novel approach to immunotherapy.

As of May 18, 2023, enrollment in the 200 mg cohort is continuing with 30 patients enrolled, including 20 evaluable for tumor response. As of May 18, 2023, there were 3 CRs and 3 PRs with one of these PRs demonstrating continued regression of the tumor. One of the patients with a CR and 2 with PRs remained on therapy. A total of ten patients remained on therapy, including six who have not had their initial tumor response evaluation.

Treating patients in the 200 mg cohort has identified a biomarker associated with response to soquelitinib.

Soquelitinib is designed to induce a host anti-tumor cell mediated immune response that requires normal functioning T cells. Data from the 200 mg cohort in the Phase 1/1b clinical trial indicates that a minimum absolute lymphocyte count (“ALC”) above 900 cells per cubic milliliter of blood may be required for potential tumor response and disease control. As of May 18, 2023, for patients with ALC above 900 per cubic milliliter of blood, objective responses (CR plus PR) were seen in 6 of 14 patients with disease control (CR, PR and stable disease) in 12 of 14 patients. No objective responses were seen in six patients (0 for 6) with ALC below 900. The ALC biomarker is routinely measured, is consistent with soquelitinib’s presumed mechanism of action and is present in about 70% of patients based on the Company’s experience to-date. In addition, as presented at the 10th Whistler Global Summit on Hematologic Malignancies, which took place March 29 to April 2, 2023 in Whistler British Columbia, Canada, data from our Phase 1/1b clinical trial also showed that this biomarker did not select for more favorable patients based on response to their last treatment regimen prior to receiving soquelitinib. This biomarker has been incorporated as an eligibility criterion in the ongoing Phase 1/1b clinical trial.

Figure 1: Waterfall Plot for Patients with ALC above 900 in the 200 mg Dose Cohort of the soquelitinib Phase 1/1b Clinical Trial for T Cell Lymphoma. The plot shows the best percent change in tumor volume in the 14 patients (out of 20 total evaluable patients) that were measurable by CT scan with the exception of one patient measured by Modified Severity-Weighted Assessment Tool (“mSWAT”) as indicated in the plot below.

Based on the current enrollment rate of our Phase 1/1b clinical trial, we believe that the number of patients treated in the clinical trial would provide adequate safety and preliminary efficacy data to inform the design of a registration clinical trial. We expect such a trial to enroll patients with relapsed T cell lymphomas whose prognosis is poor with currently available therapies. Although there are single agents approved for this disease, the current National Cooperative Cancer Network guidelines recommend that patients be enrolled in experimental therapies indicating a serious unmet need for improved therapies to treat T cell lymphomas. We have received a communication from the U.S. Food and Drug Administration (“FDA”) regarding our clinical development plans for soquelitinib. As recommended by the FDA, we have requested a meeting with the FDA to discuss the design of a registrational Phase 3 clinical trial. We anticipate that this meeting will take place in the third quarter of this year.

As reported at the International Conference of Malignant Lymphoma in June 2023, preclinical data suggest that ITK inhibition with soquelitinib has the potential to treat solid and hematological cancers through a novel mechanism of action that has modulated T cell differentiation and enhanced the anti-tumor immune response via Th1 skewing, increased T cell cytolytic capacity and reduced of T cell exhaustion in preclinical models. Highlights of the presentation included:

●	soquelitinib monotherapy provided statistically significant inhibition of tumor growth in established tumors in the following cancer models: EL4 TCL, A20 B cell lymphoma and CT26 colon cancer.
●	In the EL4 TCL model, treatment with soquelitinib led to increased infiltration of normal CD8+ T cells into the tumor. In addition, these CD8+ T cells had higher expression of perforin, an effector molecule produced by killer T cells that is involved in killing cancer cells.
●	In the CT26 colon cancer model, the depletion of CD8 cells reduced the activity observed for soquelitinib treatment, suggesting that its potential mechanism of action involves the production of normal CD8+ T cells.
●	In the CT26 colon cancer model, treatment with soquelitinib reduced the expression of T cell exhaustion markers. T cell exhaustion is a phenomenon seen in tumors and chronic infections where prolonged exposure to antigens results in exhausted or ineffective T cell function and inability to eliminate tumors or infections.
●	In other murine studies using antigen primed T cells that were repeatedly stimulated, soquelitinib reduced the development of T cell exhaustion and reversed it in already exhausted T cells. These reinvigorated T cells regained their cancer cell killing capacity.

These findings suggest that the inhibition of ITK by soquelitinib produced changes in the tumor microenvironment that enhanced anti-tumor immunity creating a less favorable environment for tumor growth and provides the rationale for clinical investigation in a monotherapy Phase 1 clinical trial of soquelitinib in solid tumors, which we plan to initiate in the first half of 2024.

On July 6, 2023, Corvus announced the publication of preclinical data on soquelitinib in bioRxiv, which highlighted the potential of selective inhibition of ITK to enhance anti-tumor immune response to hematologic and solid tumors and provide a novel approach to cancer immunotherapy. Key results from the preclinical studies described in the publication demonstrated that soquelitinib:

●	Selectively bound to and inhibited ITK function while sparing other closely related kinases, including resting lymphocyte kinase.
●	Inhibited Th2 T cell function and the production of various Th2 cytokines leading to Th1 skewing and production of interferon gamma and tumor necrosis factor, which are important cytokines in tumor rejection. Th2 cytokines have been previously implicated in promoting tumor growth and are also involved in autoimmune and allergic diseases.
●	Activated cytotoxic killer cells and increases infiltration of these cells into tumors.

●	Reduced and reversed T cell exhaustion resulting in a more potent and prolonged immune response. T cell exhaustion is often a major reason for resistance to immune checkpoint therapy.
●	Led to in vivo anti-tumor activity in several mouse tumor models, including colon, renal, melanoma, B cell and T cell tumor.

Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor. We are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic renal cell cancer (“RCC”) in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). The clinical trial is expected to enroll up to 60 patients and interim data are anticipated before the end of 2023. This study has fully enrolled patients in the Phase 1b safety portion of the trial and is now enrolling patients in the Phase 2 portion of the trial. The safety portion of the study evaluated the safety of ciforadenant administered in combination with nivolumab and ipilimumab.

Ciforadenant preclinical data were presented at the Japanese Cancer Association and American Association for Cancer Research Precision Cancer Medicine International Conference, which is took place June 28 to June 30, 2023 in Kyoto, Japan. The presentation highlighted data supporting the synergy between ciforadenant and immune checkpoint blockade (“ICB”), leading to a proinflammatory response. Highlights of the presentation included:

●	Depletion of myeloid cells abolished the synergy of ciforadenant and ICB in a murine melanoma model.
●	The combination of ciforadenant with ICB upregulated the genes involved in the IL-12/STAT4 signaling axis, which led to the development of CXCR3+ IFNγ-producing Th1 helper cells.
●	Ciforadenant treatment increased production of chemokine CXCL10, a ligand for recruitment of CXCR3+ Th1 helper cells into the tumor.
●	Ciforadenant modulated antitumor responses by turning the tumor microenvironment into the proinflammatory state.
●	The combination of ciforadenant with ICB promoted the production of several proinflammatory cytokines such as IL-6, TNFa, and IFNg.

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

Our diverse and versatile product candidates have also enabled us to address markets in foreign markets. In October 2020, we announced the formation and launch of Angel Pharmaceuticals Co., Ltd. (“Angel Pharmaceuticals”), a China based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We formed Angel Pharmaceuticals as a wholly owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital. Such cash is not available for our use. Contemporaneously with the financing, Angel Pharmaceuticals licensed the rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and obtained global rights to our BTK inhibitor preclinical programs. Under the collaboration, we currently have a 49.7% equity interest in Angel Pharmaceuticals, excluding 7% of Angel’s equity reserved for issuance under the Employee Stock Ownership Plan (“ESOP”), and are entitled to designate three individuals on Angel’s five-person board of directors.

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three and six months ended June 30, 2023 was $6.5 million and $14.4 million, respectively. As of June 30, 2023, we had an accumulated deficit of $322.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through June 30, 2023, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of redeemable convertible preferred stock were converted into 14.3 million shares of our common stock.

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

During the six months ended June 30, 2023, we sold 2,329,851 shares of common stock under our at-the-market offering program resulting in net proceeds of $7.5 million. As of June 30, 2023, $82.3 million remained available for sale under the 2023 Sales Agreement.

As of June 30, 2023, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $37.0 million. While we believe that our current cash, cash equivalents and short-term marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing or planned clinical trials and remaining development program of any of soquelitinib, ciforadenant or mupadolimab through commercialization. In addition, our operating plan may change as a result of many factors, including those described in the section of this report entitled “Risk Factors” and others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. In addition, additional funding may not be available to us on acceptable terms or at all and any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the six months ended June 30, 2023.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our ongoing Phase 1/1b clinical trial of soquelitinib;
●	a potential registrational clinical trial for soquelitinib;
●	enrollment and completion of our Phase 1b/2 clinical trial with ciforadenant in collaboration with the Kidney Cancer Research Consortium;
●	a potential clinical trial of soquelitinib in solid tumors;
●	process development and manufacturing of drug supply of soquelitinib and ciforadenant; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$3,968	$4,923	$(955)	$8,562	$10,023	$(1,461)
General and administrative	1,654	2,090	(436)	3,634	4,403	(769)
Total operating expenses	5,622	7,013	(1,391)	12,196	14,426	(2,230)
Loss from operations	(5,622)	(7,013)	1,391	(12,196)	(14,426)	2,230
Interest income and other expense, net	403	100	303	779	111	668
Sublease income - related party	—	146	(146)	56	292	(236)
Loss from equity method investment	(1,284)	(1,596)	312	(3,015)	(2,637)	(378)
Net loss	$(6,503)	$(8,363)	$1,860	$(14,376)	$(16,660)	$2,284

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2023 and 2022 consisted of the following costs by program as well as unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Soquelitinib (formerly CPI-818)	$1,006	$711	$295	$2,653	$1,095	$1,558
Ciforadenant	321	401	(80)	539	930	(391)
Mupadolimab	305	1,518	(1,213)	424	3,267	(2,843)
Unallocated employee and overhead costs	2,336	2,293	43	4,946	4,731	215
	$3,968	$4,923	$(955)	$8,562	$10,023	$(1,461)

For the three months ended June 30, 2023, the increase in soquelitinib costs of $0.3 million as compared to the three months ended June 30, 2022, primarily consisted of an increase of $0.1 million in clinical trial expenses and an increase of $0.3 million in other outside service costs, which were partially offset by a decrease of $1.0 million in drug manufacturing costs.

For the six months ended June 30, 2023, the increase in soquelitinib costs of $1.6 million as compared to the six months ended June 30, 2022, primarily consisted of an increase of $0.6 million in drug manufacturing costs, an increase of $0.5 million in clinical trial expenses and an increase of $0.5 million in other outside service costs.

For the three months ended June 30, 2023, the decrease in ciforadenant costs of $0.1 million as compared to the three months ended June 30, 2022, primarily consisted of a decrease of $0.2 million in drug manufacturing costs, which were partially offset by an increase of $0.1 million in clinical trial expenses.

For the six months ended June 30, 2023, the decrease in ciforadenant costs of $0.4 million as compared to the six months ended June 30, 2022, primarily consisted of a decrease of $0.3 million in drug manufacturing costs and a decrease of $0.1 million in other outside service costs.

For the three months ended June 30, 2023, the decrease in mupadolimab costs of $1.2 million as compared to the three months ended June 30, 2022, primarily consisted of a decrease of $0.9 million in drug manufacturing costs and a decrease of $0.3 million in clinical trial expenses as a result of pausing development of this product candidate.

For the six months ended June 30, 2023, the decrease in mupadolimab costs of $2.8 million as compared to the six months ended June 30, 2022, primarily consisted of a decrease of $1.5 million in drug manufacturing costs, a decrease of $1.1 million in clinical trial expenses and a decrease of $0.2 million in other outside service costs as a result of pausing development of this product candidate.

For the three months ended June 30, 2023, the increase in unallocated costs of less than $0.1 million as compared to the three months ended June 30, 2022, primarily consisted of an increase of $0.2 million in outside service costs, which were partially offset by a decrease of $0.2 million in personnel and related costs.

For the six months ended June 30, 2023, the increase in unallocated costs of $0.2 million as compared to the six months ended June 30, 2022, primarily consisted of an increase of $0.4 million in outside costs, which were partially offset by a decrease of $0.2 million in personnel and related costs.

General and Administrative Expense

For the three months ended June 30, 2023, the decrease in general and administrative expenses of $0.4 million as compared to the three months ended June 30, 2022, primarily consisted of a decrease of $0.2 million in personnel and related costs and an decrease of $0.2 million in outside costs.

For the six months ended June 30, 2023, the decrease in general and administrative expenses of $0.8 million as compared to the six months ended June 30, 2022, primarily consisted of a decrease of $0.5 million in personnel and related costs and a decrease of $0.3 million in outside costs.

Interest Income and Other Expense, net

For the three months ended June 30, 2023, the increase in interest income and other expense, net of $0.3 million as compared to the three months ended June 30, 2022, primarily consisted of an increase in interest income earned due to an increase in interest rates.

For the six months ended June 30, 2023, the increase in interest income and other expense, net of $0.7 million as compared to the six months ended June 30, 2022, primarily consisted of an increase in interest income earned due to an increase in interest rates.

Sublease Income – Related Party

For the three months ended June 30, 2023, the decrease in sublease income of less than $0.1 million was due to the expiration of the building sublease agreement with Angel Pharmaceuticals in January 2023.

For the six months ended June 30, 2023, the decrease in sublease income of $0.2 million was due to the expiration of the building sublease agreement with Angel Pharmaceuticals in January 2023.

Loss from equity method investment

For the three months ended June 30, 2023, the decrease in loss from equity method investment of $0.3 million as compared to the three months ended June 30, 2022, primarily consisted of an decrease in our share of Angel Pharmaceutical’s loss for the three months ended June 30, 2023.

For the six months ended June 30, 2023, the increase in loss from equity method investment of $0.4 million as compared to the six months ended June 30, 2022, primarily consisted of an increase in our share of Angel Pharmaceutical’s loss for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $37.0 million, and an accumulated deficit of $322.1 million, compared to cash and cash equivalents and marketable securities of $42.3 million and an accumulated deficit of $307.7 million as of December 31, 2022. We have financed our operations primarily through the sale of common stock and the private placements of redeemable convertible preferred stock.

Since our inception and through June 30, 2023, we have funded our operations primarily through the sale and issuance of stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses.

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

During the six months ended June 30, 2023, we sold 2,329,851 shares of common stock under our at-the-market offering program resulting in net proceeds of $7.5 million. As of June 30, 2023, $82.3 million remained available for sale under the 2023 Sales Agreement.

We believe our current cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months from the issuance of our financial statements as of and for the three months ended June 30, 2023. The amounts and timing of our actual expenditures depend on numerous factors, including:

●	the progress, timing, costs and results of clinical trials for soquelitinib, including the potential registrational clinical trial for soquelitinib, and to a lesser extent, the timing, costs and results of the clinical trials for ciforadenant and mupadolimab;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company;

●	other factors described in the section of this report entitled “Risk Factors.”

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(13,334)	$(12,547)
Investing activities	313	(22,434)
Financing activities	7,520	—
Net increase in cash and cash equivalents	$(5,501)	$(34,981)

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2023 was $13.3 million, which primarily consisted of a net loss of $14.4 million, adjusted by non-cash charges of $3.6 million, that primarily consisted of $1.0 million of stock compensation expense and $3.0 million of loss from equity method investment; an increase of $0.1 million in prepaid and other current assets, an increase of $0.1 million in accounts payable, a decrease of $3.1 million in accrued and other current liabilities and a decrease of $0.6 million in accounts receivable – related party.

Cash used in operating activities during the six months ended June 30, 2022 was $12.5 million, which primarily consisted of a net loss of $16.7 million, adjusted by non-cash charges of $4.3 million, that primarily consisted of $1.4 million of stock compensation expense and $2.6 million of loss from equity method investment; an increase of $0.4 million in prepaid and other current assets, a decrease of $0.1 million in accounts receivable, an increase of $0.8 million in accounts payable and a decrease of $0.7 million in accrued and other current liabilities.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, cash provided by investing activities was $0.3 million, which primarily consisted of proceeds from maturities of marketable securities of $34.2 million, which were partially offset by purchases of marketable securities of $33.8 million.

During the six months ended June 30, 2022, cash used in investing activities was $22.4 million, that consisted of purchases of marketable securities of $29.4 million, which were partially offset by proceeds from maturities of marketable securities of $7.0 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, the cash provided by financing activities of $7.5 million primarily consisted of net proceeds from the issuance of common stock through our at-the-market offering program.

During the six months ended June 30, 2022, there were no cash flows from financing activities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $37.0 million as of June 30, 2023 and cash, cash equivalents and marketable securities of $42.3 million as of December 31, 2022, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $41.3 million and $43.2 million for the years ended December 31, 2022 and 2021, respectively, and $14.4 million and $16.7 million for the six months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $322.1 million as of June 30, 2023. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, the majority of our efforts have been focused on the research and development of soquelitinib, ciforadenant and mupadolimab. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of soquelitinib, ciforadenant, and mupadolimab, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of soquelitinib, ciforadenant and mupadolimab or any other product candidates.

As of June 30, 2023, we had capital resources consisting of cash, cash equivalents and marketable securities of $37.0 million. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development program of any of soquelitinib, including any potential registration trial for soquelitinib, ciforadenant or mupadolimab through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the 2023 Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The amount and timing of any expenditures needed to implement our development and commercialization programs will depend on numerous factors, including, but not limited to:

●	the type, number, scope, progress, expansions, results of and timing of our ongoing and planned clinical trials of soquelitinib (including the potential registration trial), ciforadenant and mupadolimab and any of our planned preclinical studies and clinical trials of other product candidates which we are pursuing or may choose to pursue in the future;
●	the need for, and the progress, costs and results of, any additional clinical trials of soquelitinib, ciforadenant and mupadolimab or any of our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the United States Food and Drug Administration (“FDA”) or other regulatory agencies, including any additional trials the FDA or other regulatory agencies may require;
●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
●	the costs and timing of obtaining or maintaining manufacturing for soquelitinib, ciforadenant and mupadolimab and our other product candidates, including commercial manufacturing if any product candidate is approved;
●	the costs and timing of establishing sales and marketing capabilities;
●	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;

●	the terms and timing of establishing collaborations, license agreements and other partnerships;
●	whether the FDA or other regulatory agencies accepts data from any clinical trials of our product candidates conducted by Angel Pharmaceuticals in China;
●	costs associated with any new product candidates that we may develop, in-license or acquire;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	general economic conditions, such as rising inflation;
●	the impact of changes in the COVID-19 pandemic, including the impact of vaccines and therapeutic treatments as well as the occurrence of any other future pandemics or similar events;
●	the effect of competing technological and market developments;
●	our ability to attract, hire and retain qualified personnel;
●	our ability to establish and maintain partnering arrangements for development; and
●	the costs associated with being a public company.

Several of these factors are outside of our control and if we are unable to obtain funding on a timely basis, we will be unable to complete the clinical trials for soquelitinib, ciforadenant and mupadolimab and our other product candidates, and we may be required to significantly curtail some or all of our activities.

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, soquelitinib, ciforadenant and mupadolimab. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) to the FDA or comparable marketing applications to foreign regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market soquelitinib, ciforadenant or mupadolimab, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure our stockholders that soquelitinib, ciforadenant or mupadolimab will be successfully developed or commercialized. If we or any of our existing or potential future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize soquelitinib, ciforadenant or mupadolimab, we may not be able to generate sufficient revenue to continue our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our existing or potential future collaborators advance into clinical trials, including soquelitinib, ciforadenant and mupadolimab, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

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

Under our collaboration with Angel Pharmaceuticals, Angel will be responsible for the clinical development and commercialization, including all related expenses, of the licensed pipeline programs in greater China, and for the pre-clinical BTK program globally. Angel is enrolling patients in China for our Phase 1/1b clinical trial with soquelitinib and is enrolling patients in a Phase 1/1b clinical trial with mupadolimab alone and together with pembrolizumab in patients with refractory non-small cell lung cancer and head and neck squamous cell cancers. Such trials will be subject to many of the same risks as our ongoing clinical programs.

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

While we initiated several clinical trials, we do not know whether any of our other planned trials, will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA or foreign regulatory authorities failing to grant permission to proceed or placing a clinical trial on hold;
●	subjects failing to enroll or remain in our trial at the rate we expect;
●	subjects choosing an alternative treatment for the indication for which we are developing soquelitinib, ciforadenant and mupadolimab or other product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	a facility manufacturing soquelitinib, ciforadenant or mupadolimab, any of our other product candidates or any of their components being ordered by the FDA or other regulatory authorities to temporarily or permanently shut down due to violations of good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (“GCP”) or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;
●	one or more Institutional Review Boards (“IRBs”) or other reviewing bodies refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
●	patients failing to complete a trial or return for post-treatment follow-up.

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

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of soquelitinib, ciforadenant and mupadolimab or other product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are conducting and plan to conduct clinical trials for soquelitinib, ciforadenant and mupadolimab, and we and Angel Pharmaceuticals may in the future, conduct additional clinical trials of product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We are conducting oncology clinical trials with soquelitinib in North America, Australia and South Korea and with ciforadenant in North America in collaboration with the Kidney Cancer Research Consortium. In addition, Angel Pharmaceuticals has initiated clinical trials in China for soquelitinib, mupadolimab and plans to initiate a clinical trial for ciforadenant. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or such foreign regulatory authority does not accept the data from our or Angel Pharmaceuticals’ clinical trials for soquelitinib, ciforadenant or mupadolimab, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of soquelitinib, ciforadenant or mupadolimab or any other product candidates.

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

We are continuing to enroll patients with T-cell lymphomas in our Phase 1/1b clinical trial of soquelitinib and patients with RCC in a Phase 1b/2 clinical trial of ciforadenant in collaboration with the Kidney Cancer Research Consortium. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

The COVID-19 pandemic has spread to most countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. The COVID-19 pandemic may surge from time to time and we could experience disruptions that could severely impact our business and clinical trials, including:

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

The success of our business depends primarily upon our ability to develop and commercialize soquelitinib, ciforadenant and mupadolimab. Although soquelitinib, ciforadenant and mupadolimab are currently in clinical development, our research programs may fail to identify other potential product candidates, or advance them into and through clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying other potential product candidates or our other potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. It may also take greater human and financial resources to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through our research programs than we will possess, thereby limiting our ability to diversify and expand our product candidate portfolio.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials for soquelitinib, ciforadenant and mupadolimab and expect to continue to be dependent on third parties to conduct any additional future clinical trials of soquelitinib, ciforadenant and mupadolimab and preclinical and clinical trials for our other product candidates. The timing of the initiation and completion of these trials will therefore be controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Such CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data, and we will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the competent authorities of the EU member states and comparable foreign regulatory authorities for all of our product candidates in clinical development.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or foreign regulatory authorities conclude that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA, BLA or other applications we submit by the FDA or foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing soquelitinib, ciforadenant and mupadolimab or our other product candidates.

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

We do not currently have nor do we plan to acquire the infrastructure or internal capability to manufacture our clinical drug supplies for use in the conduct of our trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on several different manufacturers who supply different parts of the ciforadenant and soquelitinib molecules, on one manufacturer for mupadolimab drug substance and on other third-party manufacturers to produce our other product candidates.

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

In addition, the supply chain for the manufacturing of our product candidates is complicated and can involve several parties. If we were to experience any supply chain issues, including as a result of the COVID-19 pandemic, our product supply could be seriously disrupted. We expect that the logistical challenges associated with our supply chain will grow more complex as we expand enrollment in our clinical trials for soquelitinib, ciforadenant and mupadolimab and as we commence any clinical trials for additional product candidates.

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

Following potential approval of any of our product candidates, the FDA or foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of soquelitinib, ciforadenant and mupadolimab or any other product candidate, such candidate will also be subject to ongoing FDA or foreign regulatory authorities requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for soquelitinib, ciforadenant and mupadolimab or any other product candidate that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, if soquelitinib, ciforadenant and mupadolimab or any of our other product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA and foreign regulatory authorities strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Even if we receive regulatory approval we still may not be able to successfully commercialize soquelitinib, ciforadenant and mupadolimab or any other product candidate, and the revenue that we generate from sales, if any, could be limited.

Even if soquelitinib, ciforadenant and mupadolimab or any of our other product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of soquelitinib, ciforadenant and mupadolimab or any of our other product candidates may require significant resources and may never be successful.

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

Because we have limited financial and managerial resources, we are currently focusing on soquelitinib and ciforadenant. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

In October 2020, we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and obtained global rights to our BTK inhibitor preclinical programs. While certain of our executive officers and directors will initially be on the board of directors of Angel Pharmaceuticals, we have limited control over it and so we will be subject to many of the same risks set forth above with respect to all collaborations. Additionally, any actions taken by the Chinese government to implement trade policy changes, financial restrictions, or increased regulatory scrutiny on U.S. companies could negatively impact Angel Pharmaceuticals. For instance, China has previously taken or threatened to take trade and other actions in retaliation against U.S. policies, and is likely to continue to do so. Past or future developments in this regard may have a material adverse effect on the economies, financial markets, and currency exchange rates in China and the United States. Tensions between the United States and China have increased over the past few years as a result of disputes in areas including trade policy, intellectual property, cybersecurity and data privacy, as well as due to geopolitical conflicts such as the war between Ukraine and Russia. Our interests in Angel Pharmaceuticals could be harmed if relations between the United States and China worsen or if either government imposes additional policies, tariffs or sanctions and our business could encounter increased regulatory scrutiny in China, as well as adverse media or public attention in China, as a result of the deteriorating bilateral relationship

Angel Pharmaceuticals will also be subject to many of the same risks that are set forth in this “Risk Factors” section pertaining to operations, government regulation, and intellectual property, which may adversely affect Angel Pharmaceuticals’ ability to develop and commercialize products.

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

We have no internal sales, marketing or distribution capabilities. If soquelitinib, ciforadenant and mupadolimab or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that soquelitinib, ciforadenant and mupadolimab or any of our other product candidates will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

●	we may not be able to attract and build an effective marketing department or sales force;
●	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by soquelitinib, ciforadenant and mupadolimab or any other product candidates that we may develop, in-license or acquire; and
●	our direct sales and marketing efforts may not be successful.

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

We will need to grow our organization substantially to continue development and pursue the potential commercialization of soquelitinib, ciforadenant and mupadolimab and our other product candidates. As we seek to advance soquelitinib, ciforadenant and mupadolimab and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of soquelitinib, ciforadenant and mupadolimab or our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of soquelitinib, ciforadenant and mupadolimab, and the planned clinical testing of our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if soquelitinib, ciforadenant and mupadolimab or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for soquelitinib, ciforadenant and mupadolimab or our other product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	the inability to commercialize soquelitinib, ciforadenant and mupadolimab or our other product candidates; and
●	a decline in our stock price.

We have product liability insurance coverage in an amount and on terms and conditions that are customary for similarly situated companies and that are satisfactory to our board of directors. Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of soquelitinib, ciforadenant and mupadolimab or our other product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

While we have rights to issued composition-of-matter patents in the United States and corresponding issued patents in certain foreign territories covering soquelitinib, mupadolimab and ciforadenant, we cannot be certain that the claims in any of our patent applications covering composition-of-matter of our other product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review (“IPR”) proceedings and post-grant review (“PGR”) proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patent applications that, if issued as patents, may be infringed by commercialization of soquelitinib, ciforadenant and mupadolimab or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

●	result in costly litigation;
●	divert the time and attention of our technical personnel and management;
●	cause development delays;
●	prevent us from commercializing soquelitinib, ciforadenant and mupadolimab or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or
●	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent soquelitinib, ciforadenant and mupadolimab or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market soquelitinib, ciforadenant and mupadolimab or our other product candidates.

Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing soquelitinib, ciforadenant and mupadolimab or our other product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Depending upon the timing, duration and specifics of potential FDA marketing approval of soquelitinib, ciforadenant, mupadolimab, or other product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

While we have issued patents directed at soquelitinib, mupadolimab and ciforadenant in the United States and certain foreign territories, and pending patent applications directed at soquelitinib, ciforadenant, mupadolimab and other product candidates in other foreign countries, filing, prosecuting and defending patents on soquelitinib, ciforadenant, mupadolimab and our other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our stock price has been volatile. The stock market in general and the market for stock of pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of soquelitinib, ciforadenant, mupadolimab and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	regulatory developments in the United States and foreign countries; including changes in the policies of the U.S. or Chinese governments resulting in sanctions instituted by either government;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the impact of political instability, natural disasters, war and/or events of terrorism, such as the military conflict between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
●	trading volume of our common stock;
●	an inability to obtain additional funding on favorably terms, or at all;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions, other events or factors such as increased interest rates, inflationary pressures and the occurrence of a recession or even depression, many of which are beyond our control;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 25% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, we entered into a Sales Agreement (“2020 Sales Agreement”) with Jefferies to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program. As of June 30, 2023, we sold 6,920,339 shares of common stock for gross proceeds of $31.1 million under the 2020 Sales Agreement. In addition, on March 28, 2023, we entered into another Sales Agreement (“2023 Sales Agreement”) with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $90,000,000 through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of June 30, 2023, we had sold 2,329,851 shares of common stock for gross proceeds of $7.7 million under the 2023 Sales Agreement. In March 2023, the 2020 Sales Agreement was terminated and as of June 30, 2023, $82.3 million remained for sale under the 2023 Sales Agreement.

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

We currently rely on several different manufacturers who supply different parts of the ciforadenant molecule and soquelitinib molecule, on one manufacturer for mupadolimab drug substance and on other third-party manufacturers to produce our other product candidates. Our ability to obtain clinical supplies of soquelitinib, ciforadenant and mupadolimab or our other product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3

4.4	Form of Warrant.	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/25/2021	4.5

10.1	Open Market Sales Agreement, dated March 28, 2023, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	3/29/2023	1.2

10.2#	Amendment to Amended and Restated Employment Agreement, dated as of March 31, 2023, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in Inline XBRL (contained in Exhibit 101).				X
#	Indicates management contract or compensatory plan.
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

CORVUS PHARMACEUTICALS, INC.

Date: August 8, 2023	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)