Form 10-K
period 2023-12-31
Corvus Pharmaceuticals, Inc.
filed 2024-03-19
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $84.2 million, computed by reference to the closing price as reported on The Nasdaq Stock Market. As of March 19, 2024, 49,038,582 shares of the registrant’s common stock were outstanding.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability;
●	We will need substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts;
●	our expectations and beliefs regarding the potential benefits of our product candidates;
●	our expectations regarding the clinical effectiveness of our product candidates and utility of our biomarker data;
●	the anticipated timing, costs and conduct of our ongoing and planned clinical trials for soquelitinib (formerly CPI-818), ciforadenant and mupadolimab and planned preclinical studies and clinical trials for other product candidates in our development programs;
●	the scope and design of our planned clinical trials, including but not limited to target patient enrollment numbers;
●	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;
●	the timing of the completion of our ongoing and planned clinical trials of soquelitinib, ciforadenant and mupadolimab and the timing and availability of clinical data from such clinical trials;
●	clinical and regulatory development plans with respect to soquelitinib, ciforadenant and mupadolimab, and our other product candidates;
●	our ability to commercialize soquelitinib, ciforadenant and mupadolimab and our other product candidates, if approved;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	the pricing and reimbursement of our product candidates, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
●	our or any existing or future collaborator’s ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

●	our ability to establish and maintain collaborations and retain commercial rights for our product candidates in such collaborations;
●	the potential benefits of strategic collaborations, including our collaboration with Angel Pharmaceuticals, and our ability to enter into strategic arrangements;
●	developments and projections relating to our competitors and our industry, including competing therapies;
●	our estimates regarding the effect of changes in the tax code as a result of recent federal tax legislation and uncertainty as to how some of those changes may be applied;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock; and
●	our financial performance.

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

v

Part I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to focus our efforts on the development of immune modulator product candidates with the potential to treat solid cancers, T cell lymphomas, autoimmune, allergic and infectious diseases. We have three product candidates that are in clinical development for treatment of various solid tumors, lymphomas and autoimmune diseases.

Our lead product candidate is soquelitinib (formerly CPI-818), a selective, covalent inhibitor of ITK (interleukin 2 inducible T cell kinase) and is in a multi-center Phase 1/1b clinical trial in patients with various recurrent, malignant T cell lymphomas. Soquelitinib is designed to inhibit the proliferation of certain malignant T cells and also to affect the differentiation of normal T cells, which could enhance immunity to tumor cells. We believe these properties have the potential to regulate the growth and activity of both abnormal malignant T cells and abnormal T cells involved in autoimmunity and allergy.

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

Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. While we believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases, we are waiting to initiate a potential Phase 2 randomized clinical trial in order to prioritize the development of our other two lead product candidates. Angel Pharmaceuticals Co. Ltd. (“Angel Pharmaceuticals”) is continuing the development of mupadolimab in China and is enrolling patients in a Phase 1 trial with mupadolimab alone and together with pembrolizumab in patients with advanced NSCLC and head and neck cancer.

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

Our diverse and versatile product candidates also have enabled us to take steps to address markets in foreign countries. In October 2020, we announced the formation and launch of Angel Pharmaceuticals, a China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We formed Angel Pharmaceuticals as a wholly owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital. Such cash is not available for our use. Contemporaneously with the financing, Angel Pharmaceuticals licensed the rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and obtained global rights to our BTK inhibitor preclinical programs. Under the collaboration, we currently have a 49.7% equity interest in Angel Pharmaceuticals, excluding 7% of Angel’s equity reserved for issuance under the Employee Stock Ownership Plan (“ESOP”), and are entitled to designate three individuals on Angel’s five-person board of directors.

Product Pipeline

Our product candidate pipeline includes the following:

Soquelitinib (CPI-818), ITK Inhibitor. Soquelitinib is an investigational selective, orally bioavailable, covalent inhibitor of ITK. ITK, an enzyme that functions in T cell signaling and differentiation, is expressed predominantly in T cells, which are lymphocytes that play a vital role in immune responses. T cell lymphomas are malignancies of T cells that proliferate and spread throughout the body. These lymphomas often have tonic signaling through the T cell receptor pathway, which involves ITK. Inhibition of ITK could result in blockade of this signaling pathway and control the growth of the malignancy. In addition, one of the key survival mechanisms of both lymphomas and solid tumors is believed to be the reprogramming of normal T cells to create an environment in the tissues that inhibits an anti-tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of normal T cell anti- tumor immunity and may be useful in the treatment of solid tumors as well as lymphomas.

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

T cell signaling involving ITK is required in the development of many T cell lymphomas. The ITK cell signaling pathway is similar to the signaling that occurs in B cells, which is mediated by a homologous enzyme known as BTK, the target of ibrutinib, an approved treatment for patients with B cell lymphomas and leukemias. ITK is expressed in many T cell lymphomas, including peripheral T cell lymphoma (“PTCL”), angioimmunoblastic T cell lymphoma (“AITL”), cutaneous T cell lymphomas (“CTCL”), anaplastic large cell lymphomas (“ALCL”), natural killer T cell lymphomas (“NKTCL”) and other T cell malignancies.

In ITK genetic knockout mice, which completely lack expression of ITK, T cells exhibit defects in T helper cell differentiation and cytokine secretion but retain the ability to differentiate into cytotoxic T cells that secrete IL-2 and interferon gamma (“IFNg”), which are the cells responsible for tumor rejection. We believe that skewing T helper cell differentiation to favor cytotoxic T cells, known as Th1 skewing, may be beneficial in treating T cell lymphomas and many other types of cancer. Mice with genetic knock-out of ITK also demonstrate a reduction in Th2 cells, which produce the cytokines that are often responsible for autoimmunity and allergy.

We have developed soquelitinib by covalently targeting the cysteine amino acid residue at position 442 in the ITK protein. We believe this irreversible targeting of ITK has the potential to provide a potent, selective and prolonged duration of activity without the need for high systemic exposures and thereby improve the therapeutic window. This approach was previously used by our cofounders to generate ibrutinib. We believe that the potential selectivity of soquelitinib could mimic the immune effects seen in ITK knockout mice and skew the immune response toward a more favorable anti-tumor immune response as well as reducing the activity of Th2 cells. The blockade of Th2 differentiation has the potential to suppress inflammatory reactions involved in various autoimmune and allergic diseases. Soquelitinib was designed to have the necessary selectivity to specifically block ITK function without altering other closely related enzymes involved in T cell differentiation. We believe such selectivity is required for achieving Th1 skewing and Th2 blockade, as established by ITK genetic knockout studies in mice. ITK also plays a role in the proliferation of some T cell lymphomas and we believe its inhibition could lead to growth arrest and/or tumor cell cytotoxicity. In our preclinical studies of soquelitinib, objective tumor responses were observed in dogs with spontaneous T cell lymphomas.

Soquelitinib is orally bioavailable and has achieved cellular occupancy of the target in vivo in various animal models. Pre-clinical studies have demonstrated that soquelitinib was well-tolerated in vivo and resulted in inhibition of T cell activation and differentiation.

Soquelitinib is currently being studied in a Phase 1/1b clinical trial that was designed to select the optimal dose of soquelitinib and evaluate its safety, pharmacokinetics (“PK”), target occupancy, immunologic effects, biomarkers and efficacy. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400 or 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that is designed to evaluate safety and tumor response to the recommended dose of soquelitinib in disease-specific patient cohorts. The study has enrolled patients from the United States, Australia, China and South Korea with several types of advanced, refractory T cell lymphomas. No dose limiting toxicities were observed in any of the dose levels. As of January 22, 2024, and in a safety population of 73 patients, no hematologic, renal or hepatic treatment-related adverse events were observed and the most common grade 3 to 4 adverse event was pruritus, seen in four patients with lymphoma involving skin. The optimum dose was determined to be 200 mg twice per day based on anti- tumor efficacy and pharmacodynamic studies which revealed full occupancy of the ITK active site by the drug. This dose was also consistent with dose-response effects seen in preclinical experiments both in vitro and in vivo.

Soquelitinib is designed to induce a host anti-tumor cell mediated immune response that requires normal functioning T cells and an adequately functioning immune system. Therapies for T cell lymphomas, such as chemotherapy, are frequently immunosuppressive. Data from the Phase 1/1b clinical trial suggest that the number of prior therapies and immunocompetence were associated with tumor response to soquelitinib and are important patient eligibility requirements, with an optimum range of ≥1 to ≤3 prior therapies.

Interim data from the Phase 1/1b clinical trial were presented at the American Society of Hematology Annual Meeting (“ASH”) in December 2023. At that time, we also announced interim data from the trial as of November 21, 2023 on 21 evaluable patients receiving a dose of 200 mg twice per day and revealed an objective response rate (“ORR”) of 33.3% with 3 complete responses (“CRs”) and 4 partial responses (“PRs”). Since that report, one of the patients achieving a PR continued to respond and showed a CR resulting in an ORR of 33.3% with 4 CRs and 3 PRs as of an updated cutoff date of January 22, 2024. As of January 22, 2024 (as shown below in Figures 1-3), a total of 23 patients were enrolled in the Phase 1/1b trial at the 200 mg two-times a day dose, including 21 evaluable patients with ≥1 and ≤3 prior therapies. Several additional patients experiencing tumor regression were continuing on therapy as of the data cutoff.

Figure 1: Waterfall Plot for Patients Receiving 200 mg Dose Twice per Day of Soquelitinib in the Phase 1/1b Clinical Trial for Peripheral T Cell Lymphoma. The plot shows the best percent change in tumor volume in the 21 evaluable patients, as of January 22, 2024, that were measurable by CT scan or by Modified Severity-Weighted Assessment Tool (mSWAT) for patients with cutaneous involvement.

Figure 2: Swimmer Plot Demonstrating Response and Time on Therapy. Tumor histologies as of January 22, 2024 are also shown indicating different types of T cell lymphoma. PTCL-NOS, peripheral T cell lymphoma not otherwise specified; CTCL, cutaneous T cell lymphoma of either Sezary or mycosis fundoides type; NKTCL, natural killer cell T cell lymphoma; ALCL, anaplastic large cell lymphoma; AITL, angioimmunoblastic T cell lymphoma.

PTCL-NOS
PTCL-NOS
CTCL-SS
CTCL-MF
AITL
PTCL-NOS
ALCL
PTCL-NOS
PTCL-NOS
PTCL-NOS
NKTCL
PTCL-NOS
PTCL-NOS
PTCL-NOS
PTCL-NOS
AITL
PTCL-NOS
CTCL-MF
ALCL
AITL
ALCL
PTCL-NOS
PTCL-NOS
Histology
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27
Treatment (Months)
CR
Nodal CR
PR
SD
PD
Ongoing

Figure 3: Table Comparing Soquelitinib Data from Phase 1 to Data Reported for Standard of Care Agents, Pralatrexate and Belinostat. Belinostat and pralatrexate received accelerated approval for relapsed PTCL and will be utilized in the standard of care arm of the planned soquelitinib Phase 3 registration trial. Patient characteristics such as age, number of prior therapies and response to most recent prior therapies are similar to those reported for belinostat and pralatrexate. Progression-free survival (“PFS”) is the primary endpoint for the planned Phase 3 clinical trial; ORR, overall survival (“OS”) and duration of response are secondary endpoints. The ORR, disease control rate, PFS and OS presented below were not derived from a head-to-head study and are for informational purposes only. Differences exist between trial designs, subject characteristics and other factors, and caution should be exercised when comparing data across unrelated studies. Data presented for soquelitinib is as of January 22, 2024.

Figure 4: Soquelitinib Induced Th1 Skewing and Th2 Blockade. The figures below show that the results in patients, as of December 22, 2022, with tissue sampling support the role in therapy of cancer and immune diseases.

In August 2023, we completed an End-of-Phase/Pre-Phase 3 meeting with the Food and Drug Administration (“FDA”) regarding our plans to conduct a potentially registrational Phase 3 clinical trial of soquelitinib in relapsed PTCL. The FDA provided feedback on our proposed registration trial, including the proposed endpoints. We anticipate that we will be able to initiate this clinical trial in the third quarter of 2024. The clinical trial is designed to enroll a total of 150 patients with relapsed PTCL that have received ≥ 1 prior therapy and≤3 prior therapies. The number of prior therapies in this range selects for immunocompetent patients. Patients will be randomized 1:1 to soquelitinib 200 mg two-times a day or one of the standard of care chemotherapies. The standard of care agent will be based on the physician’s choice of either belinostat or pralatrexate. The primary endpoint will be progression-free survival. Secondary endpoints will include objective response rate, overall survival and duration of response. We are recruiting investigators and anticipate that leading academic and private medical centers with significant experience in lymphoma research will participate in the trial, including investigators who have conducted other Phase 3 clinical trials in T cell lymphoma and authored many peer-reviewed articles on lymphomas. There are currently no FDA fully approved agents for the treatment of relapsed PTCL.

As reported at the International Conference of Malignant Lymphoma in June 2023, preclinical data suggest that ITK inhibition with soquelitinib has the potential to treat solid and hematological cancers based on its novel proposed mechanism of action. Tumor immune responses were enhanced by the modulation of T cell differentiation resulting in increased T cell cytolytic capacity, increased migration of T cells into the tumor and reduced T cell exhaustion. Highlights of the presentation included:

●	monotherapy provided statistically significant inhibition of tumor growth in established tumors in the following cancer models: EL4 TCL (T cell lymphoma), A20 B cell lymphoma and CT26 colon cancer.
●	In the EL4 TCL model, treatment with soquelitinib led to increased infiltration of normal CD8+ T cells into the tumor. In addition, these CD8+ T cells had higher expression of perforin, an effector molecule produced by killer T cells that is involved in killing cancer cells.
●	In the CT26 colon cancer model, the depletion of normal CD8 cells reduced the activity observed for soquelitinib treatment, suggesting that its potential mechanism of action involves the production of normal CD8+ T cells.
●	In the CT26 colon cancer model, treatment with soquelitinib reduced the expression of T cell exhaustion markers. T cell exhaustion is a phenomenon seen in tumors and chronic infections where prolonged exposure to antigens results in exhausted or ineffective T cell function and inability to eliminate tumors or infections.
●	In other murine studies using antigen primed T cells that were repeatedly stimulated, soquelitinib reduced the development of T cell exhaustion and reversed it in already exhausted T cells. These reinvigorated T cells regained their cancer cell killing capacity.

We believe these findings suggest that the inhibition of ITK by soquelitinib produced changes in the tumor microenvironment that enhanced anti-tumor immunity creating a less favorable environment for tumor growth and provides the rationale for clinical investigation in a monotherapy trial of soquelitinib in solid tumors. We are planning a Phase 1b/2 clinical trial, in collaboration with the Kidney Cancer Research Consortium, of soquelitinib in solid tumors in patients with renal cell cancer who have failed checkpoint inhibitor therapy.

In July 2023, we announced the posting of preclinical data on soquelitinib in bioRxiv, the online archive for unpublished preprints in the life sciences, which highlighted the potential of selective inhibition of ITK to enhance anti-tumor immune response to hematologic and solid tumors and provide a novel approach to cancer immunotherapy. Key results from the preclinical studies described in the paper demonstrated that soquelitinib:

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

In September 2023, a paper was published by an independent academic group in Scientific Reports supporting the potential of ITK inhibition for treatment of solid tumors. The preclinical data demonstrated a reduction and reversal of T cell exhaustion markers and an increase in the infiltration of killer T cells into tumors, consistent with soquelitinib’s proposed mechanism of action. The paper highlights the potential of selective ITK inhibition for the treatment of cancers and helps to confirm preclinical and clinical results generated by Corvus.

In November 2023, we announced the posting of preclinical data on soquelitinib in bioRxiv that demonstrated that ITK’s selective inhibition produced therapeutic benefits in several autoimmune and allergy preclinical models, including psoriasis, asthma, pulmonary fibrosis, scleroderma and graft versus host disease. The mechanism of action involves the inhibition of Th2 and Th17 cells and their subsequent production of cytokines such as IL-4, IL-5, IL-17 and other cytokines involved in these diseases. The novel mechanism is a result of ITK inhibition and blockade of formation of Th2 and Th17 cells.

Figure 5: Soquelitinib is Active in Imuniquimod Psoriasis Model. Improved histology, and reduction of Th17, IL-17 reflected in below figure.

We plan to conduct a randomized, placebo-controlled Phase 1 trial in 64 patients with moderate to severe atopic dermatitis that have failed at least one prior therapy. The trial design will evaluate four different 28-day dosing regimens of soquelitinib compared to a placebo group. The endpoints include safety and improvement in eczema area and severity score (“EASI”). Patients and physicians will be blinded to treatment assignment. We anticipate that this study will start in the second quarter of 2024.

We have issued patents covering composition of matter and uses of our ITK inhibitors and hold exclusive worldwide rights (except for greater China) for all indications.

Ciforadenant Adenosine A2A Receptor Antagonist. Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor. We are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic renal cell cancer (“RCC”) in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). The clinical trial is expected to enroll up to 60 patients and interim data are anticipated in 2024. This study has fully enrolled patients in the Phase 1b safety portion of the trial and is now enrolling patients in the Phase 2 portion of the trial. The safety portion of the study evaluated the safety of ciforadenant administered in combination with nivolumab and ipilimumab.

Ciforadenant preclinical data were presented at the Japanese Cancer Association and American Association for Cancer Research Precision Cancer Medicine International Conference, which took place June 28 to June 30, 2023 in Kyoto, Japan. The presentation highlighted data supporting the synergy between ciforadenant and immune checkpoint blockade (“ICB”), leading to a proinflammatory response. Highlights of the presentation included:

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

Mupadolimab, B Cell Activating Anti-CD73 Antibody. Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. While we believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases, we are waiting to initiate a potential Phase 2 randomized clinical trial in order to prioritize the development of our other two lead product candidates. Angel Pharmaceuticals is continuing the development of mupadolimab in China and is enrolling patients in a Phase 1 trial with mupadolimab alone and together with pembrolizumab in patients with advanced NSCLC and head and neck cancer.

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

Manufacturing

We do not own or operate, and currently have no plans to establish any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize. We are able to internally produce small quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our research and development needs. However, we currently rely, and expect to continue to rely, on a number of contract manufacturers to produce sufficient quantities of our product candidates for use in more lengthy preclinical development and clinical trials and in relation to any future commercialization of our product candidates. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This strategy allows us to maintain a more efficient infrastructure, avoid depending on our own manufacturing facility and equipment while simultaneously enabling us to focus our expertise on developing our products. Although we believe we have multiple potential sources for the manufacturing of our product candidates, we currently rely on several different manufacturers who supply different components of the soquelitinib and ciforadenant molecules, on one manufacturer for mupadolimab drug substance and other third-party manufacturers to produce our other product candidates.

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

We have in licensed patents and patent applications directed to certain of our product candidates and related uses thereof. We also possess and in license substantial know how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. As of February 1, 2024, our owned and licensed patent portfolio consisted of fourteen licensed U.S. issued patents, one licensed U.S. pending patent applications, ten owned U.S. issued patents, eight owned U.S. pending patent applications, two pending Patent Cooperation Treaty (“PCT”) applications, and three owned U.S. provisional patent applications directed to soquelitinib, ciforadenant and mupadolimab, and certain of our other proprietary technology, inventions, improvements or other potential product candidates. In addition, our owned and licensed patent portfolio included thirty-eight licensed patents, eight licensed patent applications, thirty-eight owned patents, and twenty-six owned patent applications pending in jurisdictions outside of the United States that are foreign counterparts to one or more of the foregoing U.S. patents and patent applications. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, Japan, South Korea, Australia and China.

With respect to the immuno-oncology product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued United States patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. The issued United States patents we license from Vernalis directed to the composition of matter of ciforadenant and its method of use for treating disorders treatable by purine receptor blocking are expected to expire between September 2028 and June 2029, excluding any patent term extension that may be available. The granted U.S. and foreign patents, pending U.S. and foreign patent applications, and PCT International patent application, if granted as patents, that we own directed to the methods of treatment for ciforadenant are expected to expire between December 2036 and December 2043, excluding any patent term extension that may be available. The granted U.S. and foreign patents and pending U.S. and foreign patent applications, if granted as patents, that we own directed to the composition of matter and methods of treatment for mupadolimab are expected to expire between December 2036 and May 2042, excluding any patent term extension that may be available. The granted U.S. and foreign patents, pending U.S. and foreign patent applications, PCT International patent application, and US provisional applications, if granted as patents, that we own directed to the composition of matter and methods of treatment for soquelitinib are expected to expire between November 2037 and December 2044, excluding any patent term extension that may be available. However, the actual protection afforded by a patent varies on a product by product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Pursuant to this agreement, we made a one-time cash payment to Vernalis in the amount of $1.0 million upon entering into the agreement. We are also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, we made a milestone payment of $3 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single-agent ciforadenant in our Phase 1/1b clinical trial. During the year ended December 31, 2023, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of December 31, 2023.

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

Upon execution of the agreement, we made a one-time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. We are also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. We are also required to make development and sales milestone payments to Monash with respect to the licensed products. During the year ended December 31, 2023, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of December 31, 2023. We are also required to pay to Monash tiered royalties on net sales of licensed products sold by us, our affiliates and our sublicensees at a rate ranging in the low-single digits. In addition, should we sublicense our rights under the agreement, we have agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

While the IND is active, each protocol or protocol amendment must be submitted to the FDA as part of the IND and progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA or BLA approval, and may require other clinical or non-clinical testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (“REMS”) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.

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

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, drugs and biologics are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The FDA may consider for review sections of the NDA or BLA for a Fast Track review designation on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

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

Any product candidate submitted to the FDA for approval, including a product candidate with a Fast Track designation or Breakthrough Therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review. A BLA or NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of original BLAs and new molecular entity NDAs under its standard review goals.

In addition, depending on the designs of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Drug and biologic product candidates intended to treat serious or life threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well controlled confirmatory clinical trials to verify and describe the anticipated clinical benefit, and may require that such confirmatory trials be underway prior to granting accelerated approval. A product receiving accelerated approval may be subjected to expedited withdrawal procedures if the sponsor fails to conduct any required confirmatory trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”) or a NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is a type of marketing exclusivity available in the United States for both drug and biological products. Pediatric exclusivity under the Best Pharmaceuticals for Children Act provides for an additional six months of exclusivity, appended to periods of existing regulatory exclusivities or patent terms, if a sponsor conducts clinical trials in children in response to a written request from the FDA. If such written request does not include clinical trials in neonates, the FDA is required to include its rationale for not requesting those clinical trials. The FDA may request studies on approved or unapproved indications in separate written requests. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven year period of marketing exclusivity, except in certain circumstances.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies.

Clinical studies of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practices (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization (“MA”). To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of Mas:

“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the European Medicines Agency’s (“EMA”) Committee for Human Medicinal Products (“CHMP”) and are valid across the entire territory of the EU. The centralized procedure is compulsory for certain types of medicines such as: (i) medicinal products derived from biotechnological processes, such as genetic engineering, (ii) medicinal products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative or autoimmune diseases and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced therapy medicinal products (“ATMPs”), such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases and in particular for any other products containing new active substances not authorized in the EU or for product candidates which constitute a significant therapeutic, scientific, or technical innovation or for which the granting of authorization would be in the interests of public health in the EU. It is likely that the centralized procedure would apply to the product candidates we are developing.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated review of a MA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring a with significant clinical benefit in comparison with existing therapies is approved. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if its sponsor can establish that: (1) it is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition; (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

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

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. In addition, MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

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

In addition, the Budget Control Act of 2011 and due to subsequent legislative amendments included, among other things, aggregate reductions of Medicare payments to providers that will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously cappedat 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal information, including health-related information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Research and Development Expenses

Our research and development expenses were $16.5 million, $24.4 million and $29.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

Human Capital Resources

As of December 31, 2023, we had 28 total employees, all of whom were full-time and 21 of whom were primarily engaged in research and development activities.

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

Facilities

We currently lease a total of approximately 27,280 square feet of office and research and development facilities in Burlingame, California. 7,585 square feet was subleased to Angel Pharmaceuticals through January 2023. Our lease expires in January 2025 and we believe space will be available to accommodate our future requirements.

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

Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $27.0 million, $41.3 million and $43.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. We had an accumulated deficit of $334.7 million as of December 31, 2023. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

The report of our independent registered public accounting firm included a "going concern" explanatory paragraph.

We will require substantial funds to finance our research and development programs and support our operations. Our cash and cash equivalents were $27.1 million at December 31, 2023. Given our planned expenditures for the next year, we have concluded, and our independent registered public accounting firm has agreed with our conclusion that there is a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond the filing of this Annual Report on Form 10-K. As a result, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2023 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Further, the inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into business development or collaboration agreements.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our audited consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

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

As of December 31, 2023, we had capital resources consisting of cash, cash equivalents and marketable securities of $27.1 million. Given our planned expenditures for the next year, we do not expect our existing capital resources to be sufficient to fund our operations through a period of 12 months beyond the filing of this Annual Report on Form 10-K. As a result, unless we receive additional funds from an outside source, we anticipate not being able to fund the completion of our ongoing and planned clinical trials and remaining development of any of soquelitinib, including any potential registration trial for soquelitinib, ciforadenant or mupadolimab. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we will need to seek additional funds, through public or private equity, including pursuant to the 2023 Sales Agreement with Jefferies, debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Under our collaboration with Angel Pharmaceuticals, Angel is responsible for the clinical development and commercialization, including all related expenses, of the licensed pipeline programs in greater China, and for the pre-clinical BTK program globally. Angel is enrolling patients in a Phase 1/1b clinical trial with mupadolimab alone and together with pembrolizumab in patients with refractory non-small cell lung cancer and head and neck squamous cell cancers. Such trials will be subject to many of the same risks as our ongoing clinical programs.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (“EU”) recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as contract research organizations (“CROs”), may impact our developments plans.

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

We are conducting oncology clinical trials with soquelitinib in North America, Australia and South Korea and with ciforadenant in North America in collaboration with the Kidney Cancer Research Consortium. In addition, Angel Pharmaceuticals has initiated clinical trials in China for soquelitinib, mupadolimab and plans to initiate a clinical trial for ciforadenant. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the trials were not subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or such foreign regulatory authority does not accept the data from our or Angel Pharmaceuticals’ clinical trials for soquelitinib, ciforadenant or mupadolimab, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of soquelitinib, ciforadenant or mupadolimab or any other product candidates.

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

We are continuing to enroll patients with RCC in a Phase 1b/2 clinical trial of ciforadenant in collaboration with the Kidney Cancer Research Consortium. If patients are unwilling to participate in our studies for any reason, including the existence of competitive clinical trials for similar patient populations, the availability of approved therapies or negative perceptions of the safety or efficacy of our product candidates, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or BLA on a timely basis and must adhere to the FDA’s Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must successfully complete a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect our manufacturing facilities or those of our third-party contractors involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. Similar requirements must be complied with in foreign jurisdictions.

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

In addition, during the COVID-19 pandemic, the FDA experienced administrative delays and postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price, or AMP. More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and

Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

Mupadolimab, which we evaluated in a Phase 1/1b oncology clinical trial is regulated by the FDA as a biological product. We believe that mupadolimab and any of our future product candidates, if approved as a biological product under a BLA, should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Jurisdictions in addition to the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace factors that are still developing.

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

On February 8, 2024, we announced that the FDA granted Orphan Drug Designation for soquelitinib for the treatment of T cell lymphoma. We also believe many of the potential indications of our other product candidates, could qualify for orphan drug designation. As a result, we may seek to obtain additional orphan drug designations in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease or condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our other product candidates, we may never receive such designations.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, which refers to the number of prior therapies required to be used prior to administration of the relevant therapy, and the FDA commonly approves new therapies initially s for later-line uses. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy, usually chemotherapy, hormone therapy, surgery or a combination of these, proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules or a combination of these. Third-line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery and new technologies. In markets with approved therapies, we expect to initially seek approval of our product candidates as a later stage therapy for patients who have failed other approved treatments. Subsequently, for those drugs that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for second-line or first-line therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second-line or first-line therapy.

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

Our stock price has been volatile. The stock market in general and the market for stock of pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of soquelitinib, ciforadenant, mupadolimab and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;

●	regulatory developments in the United States and foreign countries; including changes in the policies of the U.S. or Chinese governments resulting in sanctions instituted by either government;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the impact of political instability, natural disasters, war and/or events of terrorism, such as the military conflict between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
●	trading volume of our common stock;
●	an inability to obtain additional funding on favorable terms, or at all;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions, other events or factors such as increased interest rates, inflationary pressures and the occurrence of a recession or even depression, many of which are beyond our control;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

If we fail to adhere to the listing requirements of the Nasdaq Global Market our common stock could be delisted.

If we are unable to comply with the listing requirements of the Nasdaq Global Market, our stock could be delisted for such failure. If our common stock is delisted from Nasdaq, we could be required to list on the over-the-counter, or OTC, market, which may adversely affect the price and trading liquidity of our common stock. Delisting from the Nasdaq may have other negative results, including the potential loss of confidence in us by employees and partners, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing on favorable terms or at all.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 25% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, we entered into the 2023 Sales Agreement with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $90,000,000 through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of December 31, 2023, we had sold 2,461,903 shares of common stock for net proceeds of $7.8 million under the 2023 Sales Agreement. As of December 31, 2023, $81.9 million remained for sale under the 2023 Sales Agreement.

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

We maintain sensitive company data on our information technology systems, including our intellectual property, proprietary business information, clinical trial data, and personal information (collectively, “Confidential Information”) of customers and our employees and contractors. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite the implementation of security measures, our information technology and other internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses and malware (e.g., ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. There can also be no assurance that our and our current and future CROs’ and other contractors’, consultants’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, any such security breach may compromise Confidential Information stored on our networks, or those of our vendors, and may result in significant data losses or theft of our Confidential Information. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, or affected individuals pursuant to applicable data privacy and security laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, reputation, financial condition, results of operations and prospects. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of Confidential Information, we could incur liability and the further development and commercialization of our product candidates could be delayed. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed, or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed.

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

In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information that was provided to us by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Further, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been proposed in other states and are continuing to be proposed at the state and federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, imposes strict requirements for processing the personal data of individuals within the EEA, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, we had to comply with the GDPR and the United Kingdom (“UK”) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2023, we had federal net operating loss (“NOL”) carryforwards of approximately $228.7 million and state NOL carryforwards of approximately $294.8 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2023, we also had $9.4 million of federal and $5.1 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2035, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (“Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee has received reports from management on our cybersecurity risks and will receive such reports on a periodic basis going forward. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities which include those related to cybersecurity.

As part of our management team, Leiv Lea, our Chief Financial Officer, who has over fifteen years of experience overseeing information technology systems for public companies, is responsible for assessing and managing our material risks from cybersecurity threats. Mr. Lea has primary responsibility for our overall cybersecurity risk management program and supervises our retained external information technology and cybersecurity consultants. Mr. Lea supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from security personnel and alerts and reports produced by security tools deployed in the Company’s information technology environment.

Item 2. Properties

We currently lease approximately 27,280 square feet of office and research and development facilities in Burlingame, California. Approximately 7,585 square feet was subleased to Angel Pharmaceuticals through January 2023. Our lease expires in January 2025 and we believe space will be available to accommodate our future requirements.

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

	Price Range
	High	Low
2023
First Quarter	$0.94	$0.61
Second Quarter	$4.19	$0.72
Third Quarter	$3.16	$1.37
Fourth Quarter	$1.92	$1.05
2022
First Quarter	$2.51	$1.35
Second Quarter	$2.11	$0.75
Third Quarter	$1.24	$0.70
Fourth Quarter	$1.17	$0.70

Holders of Record

As of March 19, 2024, there were approximately 16 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to focus our efforts on the development of immune modulator product candidates with the potential to treat solid cancers, T cell lymphomas, autoimmune, allergic and infectious diseases. We have three product candidates that are in clinical development for treatment of various solid tumors, lymphomas and autoimmune diseases.

Our lead product candidate is soquelitinib (formerly CPI-818), a selective, covalent inhibitor of ITK (interleukin 2 inducible T cell kinase) and is in a multi-center Phase 1/1b clinical trial in patients with various recurrent, malignant T cell lymphomas. Soquelitinib is designed to inhibit the proliferation of certain malignant T cells and also to affect the differentiation of normal T cells, which could enhance immunity to tumor cells. We believe these properties have the potential to regulate the growth and activity of both abnormal malignant T cells and abnormal T cells involved in autoimmunity and allergy.

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

Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. While we believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases, we are waiting to initiate a potential Phase 2 randomized clinical trial in order to prioritize the development of our other two lead product candidates. Angel Pharmaceuticals Co. Ltd. (“Angel Pharmaceuticals”) is continuing the development of mupadolimab in China and is enrolling patients in a Phase 1 trial with mupadolimab alone and together with pembrolizumab in patients with advanced NSCLC and head and neck cancer.

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

Our diverse and versatile product candidates also have enabled us to take steps to address markets in foreign countries. In October 2020, we announced the formation and launch of Angel Pharmaceuticals, a China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We formed Angel Pharmaceuticals as a wholly owned subsidiary and it launched with a post-money valuation of approximately $106.0 million, based on an approximate $41.0 million cash investment from a Chinese investor group that includes funds associated with Tigermed and Betta Pharmaceuticals, Hisun Pharmaceuticals and Zhejiang Puissance Capital. Such cash is not available for our use. Contemporaneously with the financing, Angel Pharmaceuticals licensed the rights to develop and commercialize our three clinical- stage candidates — soquelitinib, ciforadenant and mupadolimab — in greater China and obtained global rights to our BTK inhibitor preclinical programs. Under the collaboration, we currently have a 49.7% equity interest in Angel Pharmaceuticals, excluding 7% of Angel’s equity reserved for issuance under the Employee Stock Ownership Plan, and are entitled to designate three individuals on Angel’s five-person board of directors.

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2023 and 2022 was $27.0 million and $41.3 million, respectively. As of December 31, 2023, we had an accumulated deficit of $334.7 million. We expect our losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through December 31, 2023, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of convertible preferred stock were converted into 14.3 million shares of our common stock.

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

During the year ended December 31, 2023, we sold 2,461,903 shares of common stock under our at-the-market offering program resulting in net proceeds of $7.8 million. As of December 31, 2023, $81.9 million remained available for sale under the 2023 Sales Agreement.

Our three product candidates, soquelitinib, ciforadenant and mupadolimab, are in clinical development by us and / or our partner, Angel Pharmaceuticals. Except for Greater China, we own the world-wide rights to these product candidates.

We plan to focus our development efforts in 2024 on soquelitinib with the start of a potentially registrational Phase 3 clinical trial of soquelitinib in relapsed PTCL and a randomized, placebo-controlled Phase 1 trial of soquelitinib in patients with moderate to severe atopic dermatitis. As a result of our ongoing development efforts, we anticipate needing to spend substantial resources for the foreseeable future. Consequently, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Such financing could result in dilution to stockholders and may include the imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including potential future revenue streams. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of factors such as the impacts of pandemics, such as COVID-19, and increases in inflation rates or interest rates. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of December 31, 2023, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $27.1 million. Based on our currently available cash resources and our currently planned level of operations and cash flows for the twelve-month period subsequent to the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we will require additional funding prior to the end of 2024. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Under the applicable accounting standards, the receipt of potential funding from future equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital.”

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	completion of our ongoing Phase 1/1b clinical trial of soquelitinib;
●	a potential Phase 3 registrational clinical trial for soquelitinib in PTCL;
●	enrollment and completion of our Phase 1b/2 clinical trial with ciforadenant in collaboration with the Kidney Cancer Research Consortium;
●	a potential clinical trial of soquelitinib in solid tumors;
●	a potential clinical trial of soquelitinib in atopic dermatitis;
●	process development and manufacturing of drug supply of soquelitinib and ciforadenant; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Year ended December 31,			Change	Change
	2023	2022	2021	2022 to 2023	2021 to 2022
Operating expenses:
Research and development	$16,526	$24,468	$29,115	$(7,942)	$(4,647)
General and administrative	6,881	8,097	9,515	(1,216)	(1,418)
Total operating expenses	23,407	32,565	38,630	(9,158)	(6,065)
Loss from operations	(23,407)	(32,565)	(38,630)	9,158	6,065
Interest income and other expense, net	1,584	654	(15)	930	669
Gain from sale of property and equipment	—	22	—	(22)	22
Sublease income - related party	78	587	235	(509)	352
Loss from equity method investment	(5,284)	(10,005)	(4,831)	4,721	(5,174)
Net loss	$(27,029)	$(41,307)	$(43,241)	$14,278	$1,934

Research and Development Expenses

Research and development expenses for the years ended December 31, 2023 and 2022, consisted of the following costs by program (specific program costs consist solely of external costs):

	Year ended December 31,			Change	Change
	2023	2022	2021	2022 to 2023	2021 to 2022
Soquelitinib	$5,335	$3,861	$934	$1,474	$2,927
Ciforadenant	963	1,327	1,532	(364)	(205)
Mupadolimab	772	9,789	14,145	(9,017)	(4,356)
Unallocated employee and overhead costs	9,456	9,491	12,504	(35)	(3,013)
	$16,526	$24,468	$29,115	$(7,942)	$(4,647)

For the year ended December 31, 2023, the increase in soquelitinib costs of $1.5 million as compared to the year ended December 31, 2022, primarily consisted of an increase of $1.3 million in outside services and an increase of $0.6 million in clinical trial expenses, which was partially offset by a decrease of $0.4 million in drug manufacturing costs.

For the year ended December 31, 2023, the decrease in ciforadenant costs of $0.4 million as compared to the year ended December 31, 2022, primarily consisted of a decrease of $0.3 million in drug manufacturing costs and a decrease of $0.4 million in other outside services, which was partially offset by an increase of $0.3 million in clinical trial expenses.

For the year ended December 31, 2023, the decrease in mupadolimab costs of $9.0 million as compared to the year ended December 31, 2022, primarily consisted of a decrease of $7.3 million in drug manufacturing costs, a decrease of $1.4 million in clinical trial expenses and a decrease of $0.3 million in other outside services.

For the year ended December 31, 2023, the decrease in unallocated costs compared to the year ended December 31, 2022, was negligible.

For the year ended December 31, 2022, the increase in soquelitinib costs of $2.9 million as compared to the year ended December 31, 2021, primarily consisted of an increase of $1.1 million in manufacturing costs, an increase of $0.3 million in clinical trial expenses and an increase of $0.9 million in other outside services. Additionally, $0.6 million in drug manufacturing costs, which were expensed in prior years, were billed to Angel Pharmaceuticals during the year ended December 31, 2021.

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

For the year ended December 31, 2022, the decrease in unallocated costs of $3.0 million as compared to the year ended December 31, 2021, primarily consisted of a decrease of $3.1 million in personnel and related costs and a decrease of $0.3 million in facility related costs, partially offset by an increase of $0.4 million in outside services.

General and Administrative Expenses

For the year ended December 31, 2023, the decrease in general and administrative expenses of $1.2 million as compared to the year ended December 31, 2022, primarily consisted of a decrease of $0.6 million in personnel and related costs and a decrease of $0.6 million in other outside costs.

For the year ended December 31, 2022, the decrease in general and administrative expenses of $1.4 million as compared to the year ended December 31, 2021, primarily consisted of a decrease in personnel and related costs.

Interest Income and Other Expense, net

For the year ended December 31, 2023, the increase in interest income and other expense, net of $0.9 million as compared to the year ended December 31, 2022, primarily consisted of an increase in interest income earned due to an increase in interest rates.

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

Sublease income – related party

For the year ended December 31, 2023, the decrease in sublease income – related party of $0.5 million as compared to the year ended December 31, 2022, was due to the expiration of the building sublease agreement with Angel Pharmaceuticals in January 2023.

For the year ended December 31, 2022, the increase in sublease income – related party of $0.6 million as compared to the year ended December 31, 2021, consisted of a full year of rent payments made by Angel Pharmaceuticals pursuant to the facility sublease entered into in August 2021.

Loss from equity method investment

For the year ended December 31, 2023, the decrease in loss from equity method investment of $4.7 million as compared to the year ended December 31, 2022, primarily consisted of a decrease in our share of Angel Pharmaceutical’s loss for the year ended December 31, 2022.

For the year ended December 31, 2022, the increase in loss from equity method investment of $5.2 million as compared to the year ended December 31, 2021, primarily consisted of an increase in our share of Angel Pharmaceutical’s loss for the year ended December 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $27.1 million and an accumulated deficit of $334.7 million, compared to cash, cash equivalents and marketable securities of $42.3 million and an accumulated deficit of $307.7 million as of December 31, 2022.

Since our inception and through December 31, 2023, we have funded our operations primarily through the sale and issuance of stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses.

On March 28, 2023, we entered into the 2023 Sales Agreement with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $90,000,000, through an at-the-market equity offering program under which Jefferies will act as our sales agent. The issuance and sale of shares of common stock pursuant to the 2023 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the 2023 Sales Agreement.

During the year ended December 31, 2023, we sold 2,461,903 shares of common stock under our at-the-market offering program resulting in net proceeds of $7.8 million. As of December 31, 2023, $81.9 million remained available for sale under the 2023 Sales Agreement.

Funding Requirements

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $334.7 million through December 31, 2023. We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our product candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance our soquelitinib, ciforadenant and mupdolimab product candidates, as well as any future product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates or from additional significant collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through private and public equity offerings, including our “at-the-market” offering program, debt financings, and potential future collaboration, license and development agreements. Adequate funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be required to significantly reduce our operating expenses and may have to significantly delay, scale back or discontinue the development of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

We expect to incur substantial additional losses in the future as we conduct our planned research and development activities. We believe that our existing cash, cash equivalents and marketable securities will only be sufficient to fund our planned operating and capital needs through the fourth quarter of 2024 and will not be sufficient to enable us to fund our projected operations through at least the next twelve months from the date of this Annual Report on Form 10-K. These conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the date of the issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors.

The accompanying consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

●	the progress, timing, costs and results of clinical trials for soquelitinib, including the potential registrational clinical trial for soquelitinib, and to a lesser extent, the timing, costs and results of the clinical trials for ciforadenant and mupadolimab;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

●	other factors described in the section of this report entitled “Risk Factors.”

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year ended December 31,			Change	Change
	2023	2022	2021	2022 to 2023	2021 to 2022
Net cash provided by (used in):
Operating activities	$(23,935)	$(27,023)	$(36,715)	$3,088	$9,692
Investing activities	15,541	(23,276)	21,560	38,817	(44,836)
Financing activities	7,855	—	62,158	7,855	(62,158)
Net increase in cash and cash equivalents	$(539)	$(50,299)	$47,003	$49,760	$(97,302)

Cash Flows from Operating Activities

Cash used in operating activities during the year ended December 31, 2023 was $23.9 million, which primarily consisted of a net loss of $27.0 million, adjusted by non-cash charges of $6.7 million, primarily consisting of $2.1 million of stock compensation expense and $5.3 million in loss from equity method investment, a decrease of $0.5 million in accounts payable, a decrease of $3.6 million in accrued and other liabilities and a decrease of $0.6 million in accounts receivable – related party.

Cash used in operating activities during the year ended December 31, 2022 was $27.0 million, which primarily consisted of a net loss of $41.3 million, adjusted by non cash charges of $12.9 million, primarily consisting of $2.7 million of stock compensation expense and $10.0 million in loss from equity method investment, a decrease of $0.6 million in prepaid and other current assets, an increase of $0.4 million in accounts payable, an increase of $0.5 million in accrued and other liabilities and an increase of $0.1 million in accounts receivable – related party.

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

Cash Flows from Investing Activities

Cash provided by investing activities during the year ended December 31, 2023 was $15.5 million, which consisted of proceeds from maturities of marketable securities of $62.6 million, which were partially offset by purchases of marketable securities of $47.0 million.

Cash used in investing activities during the year ended December 31, 2022 was $23.3 million, which consisted of purchases of marketable securities of $66.2 million and purchases of property and equipment of $0.3 million, which were partially offset by proceeds from maturities of marketable securities of $43.2 million.

Cash provided by investing activities during the year ended December 31, 2021 was $21.6 million, which consisted of proceeds from maturities of marketable securities of $30.9 million, which were partially offset by purchases of marketable securities of $9.4 million.

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2023 was $7.9 million, which primarily consisted of $7.8 million in net proceeds from the issuance of common stock through our at-the-market offering program.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $27.1 million as of December 31, 2023, which consisted of cash, U.S. Treasury securities and U.S. government agency securities. The interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

We do not have any foreign currency or other derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

CORVUS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corvus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corvus Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant net operating losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Clinical Trial Accruals

As described in Notes 2 and 7 to the consolidated financial statements, the Company recorded $2.3 million in clinical trial accruals as of December 31, 2023. Management applies significant judgment in developing estimates for clinical trial accruals based on assumptions related to the vendors’ progress towards completion. Management estimates the vendors’ progress towards completion using data such as clinical site activations, patient enrollment or information provided to the Company by its vendors regarding actual costs incurred. Management determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or stage of completion, or the services completed.

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

March 19, 2024

We have served as the Company’s auditor since 2015

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$12,620	$13,159
Marketable securities	14,529	29,144
Accounts receivable - related party	26	588
Prepaid and other current assets	781	773
Total current assets	27,956	43,664
Property and equipment, net	236	353
Operating lease right-of-use asset	1,149	2,217
Investment in Angel Pharmaceuticals	16,123	21,877
Other assets	89	129
Total assets	$45,553	$68,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,525	$1,976
Operating lease liability	1,374	1,228
Accrued and other liabilities	3,970	7,548
Total current liabilities	6,869	10,752
Operating lease liability	—	1,373
Total liabilities	6,869	12,125
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at December 31, 2023 and December 31, 2022; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at December 31, 2023 and December 31, 2022; 49,038,582 and 46,553,511 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	374,363	364,361
Accumulated other comprehensive loss	(967)	(563)
Accumulated deficit	(334,717)	(307,688)
Total stockholders’ equity	38,684	56,115
Total liabilities and stockholders’ equity	$45,553	$68,240

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	$16,526	$24,468	$29,115
General and administrative	6,881	8,097	9,515
Total operating expenses	23,407	32,565	38,630
Loss from operations	(23,407)	(32,565)	(38,630)
Interest income and other expense, net	1,584	654	(15)
Gain from sale of property and equipment	—	22	—
Sublease income - related party	78	587	235
Loss from equity method investment	(5,284)	(10,005)	(4,831)
Net loss	$(27,029)	$(41,307)	$(43,241)
Net loss per share, basic and diluted	$(0.56)	$(0.89)	$(1.03)
Shares used to compute net loss per share, basic and diluted	48,025,274	46,553,511	41,854,110
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	66	(48)	(7)
Cumulative foreign currency translation adjustment	(470)	(2,384)	1,872
Comprehensive loss	$(27,433)	$(43,739)	$(41,376)

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	28,372,634	$3	$295,281	$4	$(223,140)	$72,148
Issuance of common stock upon exercise of Exchange Warrants	1,457,947	—	—	—	—	—
Issuance of common stock upon follow-on public offering, net	9,783,660	1	31,988	—	—	31,989
Issuance of common stock in connection with at-the-market offering, net	6,609,605	1	28,953	—	—	28,954
Common stock issued on exercise of stock options	329,665	—	1,215	—	—	1,215
Stock-based compensation expense	—	—	4,232	—	—	4,232
Unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Foreign currency translation adjustment	—	—	—	1,872	—	1,872
Net loss	—	—	—	—	(43,241)	(43,241)
Balance at December 31, 2021	46,553,511	$5	$361,669	$1,869	$(266,381)	$97,162
Stock-based compensation expense	—	—	2,692	—	—	2,692
Unrealized loss on marketable securities	—	—	—	(48)	—	(48)
Foreign currency translation adjustment	—	—	—	(2,384)	—	(2,384)
Net loss	—	—	—	—	(41,307)	(41,307)
Balance at December 31, 2022	46,553,511	$5	$364,361	$(563)	$(307,688)	$56,115
Issuance of common stock in connection with at-the-market offering, net	2,461,903	—	7,843	—	—	7,843
Common stock issued on exercise of stock options	23,168	—	12	—	—	12
Stock-based compensation expense	—	—	2,147	—	—	2,147
Unrealized gain on marketable securities	—	—	—	66	—	66
Foreign currency translation adjustment	—	—	—	(470)	—	(470)
Net loss	—	—	—	—	(27,029)	(27,029)
Balance at December 31, 2023	49,038,582	$5	$374,363	$(967)	$(334,717)	$38,684

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(27,029)	$(41,307)	$(43,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	367	460
Accretion related to marketable securities	(894)	(170)	239
Stock-based compensation	2,147	2,692	4,232
Gain from sale of property and equipment	—	(22)	—
Loss from equity method investment	5,284	10,005	4,831
Changes in operating assets and liabilities:
Accounts receivable - related party	562	(81)	(507)
Prepaid and other current assets	(8)	581	(277)
Operating lease right-of-use asset	1,068	973	(1,542)
Other assets	40	107	178
Accounts payable	(451)	411	(1,902)
Accrued and other liabilities	(3,578)	467	(523)
Operating lease liability	(1,227)	(1,046)	1,337
Net cash used in operating activities	(23,935)	(27,023)	(36,715)
Cash flows from investing activities
Purchases of marketable securities	(47,048)	(66,191)	(9,357)
Maturities of marketable securities	62,623	43,162	30,922
Purchases of property and equipment	(34)	(269)	(5)
Proceeds from sale of property and equipment	—	22	–
Net cash (used in) provided by investing activities	15,541	(23,276)	21,560
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $4,850 in aggregate gross proceeds from related parties for the year ended December 31, 2021)	—	—	31,989
Proceeds from issuance of common stock in connection with at-the-market offering, net	7,843	—	28,954
Proceeds from exercise of common stock options	12	—	1,215
Net cash provided by financing activities	7,855	—	62,158
Net increase (decrease) in cash and cash equivalents	(539)	(50,299)	47,003
Cash and cash equivalents at beginning of the period	13,159	63,458	16,455
Cash and cash equivalents at end of the period	$12,620	$13,159	$63,458
Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$—	$—	$5

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

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of soquelitinib, ciforadenant and mupadolimab. The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of soquelitinib, ciforadenant and mupadolimab, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of soquelitinib, ciforadenant and mupadolimab or any other product candidates.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception. The Company had net losses of $27.0 million, $41.3 million, and $43.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company used net cash of $23.9 million, $27.0 million, and $36.7 million through its operating activities for the years ended December 31, 2023, 2022, and 2021, respectively. The Company had an accumulated deficit of $334.7 million and $307.7 million as of December 31, 2023 and 2022, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through the sale of redeemable convertible preferred stock and common stock. As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $27.1 million. The Company’s cash, cash equivalents and marketable securities are not sufficient to fund the Company’s planned operations for a period of 12 months from the date these consolidated financial statements are issued. To fund the Company's planned operations, the Company will need to raise additional capital. The Company intends to raise additional capital through private and public equity offerings, including its “at-the-market” offering program, debt financings, and potential future collaboration, license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar, except for its investment in its equity method investee which is the Chinese renminbi (RMB). The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since its inception, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2023, the Company had an accumulated deficit of $334.7 million and cash, cash equivalents and marketable securities of $27.1 million. The Company has financed its operations primarily with the proceeds from the sale of stock. The Company will need to raise additional capital to meet its business objectives. The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its planned expenditures and meet its obligations through at least the next twelve months from the issuance of these financial statements.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K is effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. We are currently evaluating the effect of adopting this ASU.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” As adoption is either prospectively or retrospectively, the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of this ASU but does not expect any material impacts upon adoption.

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss - basic and diluted	$(27,029)	$(41,307)	$(43,241)
Denominator:
Weighted average common shares outstanding	48,025,274	46,553,511	41,854,110
Less: weighted average common shares subject to repurchase	—	—	—
Weighted average common shares outstanding used to compute basic and diluted net loss per share	48,025,274	46,553,511	41,854,110
Net loss per share, basic and diluted	$(0.56)	$(0.89)	$(1.03)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Outstanding options	9,244,150	7,006,250	6,354,308

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

The following tables present information as of December 31, 2023 and 2022 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	December 31, 2023
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$12,280	$—	$—	$12,280
Marketable securities	10,356	4,173	—	14,529
	$22,636	$4,173	$—	$26,809

	December 31, 2022
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$11,942	$—	$—	$11,942
Marketable securities	22,001	7,143	—	29,144
	$33,943	$7,143	$—	$41,086

As of December 31, 2023, marketable securities had a maximum remaining maturity of eleven months.

As of December 31, 2023 and 2022, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$10,348	$8	$—	$10,356
U.S. Government agency securities	4,166	7	—	4,173
	$14,514	$15	$—	$14,529

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$22,020	$4	$(23)	$22,001
U.S. Government agency securities	7,175	—	(32)	7,143
	$29,195	$4	$(55)	$29,144

5. Equity Method Investment

In August 2020, the Company established Angel Pharmaceuticals Co. Ltd. (“Angel”), a wholly-owned corporate venture in the People’s Republic of China (“China”) designed to develop, manufacture, and commercialize soquelitinib, ciforadenant and mupadolimab compounds for distribution within the countries of China, Taiwan, Macao, and Hong Kong (collectively, the “Territories”) based on intellectual property licenses to be contributed to Angel by the Company.

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

As of December 31, 2023, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel ESOP. The Company recognized its share of losses in Angel for the total amount of $5.3 million, $10.0 million and $4.8 million as loss from equity method investment on the consolidated statement of operations for the years ended December 31, 2023, 2022 and 2021, respectively. Since inception through December 31, 2023, Angel has not recorded any revenue.

The Company evaluates its equity method investment in Angel for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. For further discussion of the

Company’s impairment policy, see Note 2.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	December 31, 2023	December 31, 2022

	(in thousands)
Current assets	$17,628	$29,062
Non-current assets	1,427	1,652
Current liabilities	1,725	6,293
Non-current liabilities	648	985
Stockholders' equity	16,682	23,436

	Year Ended December 31,
Statement of Operations Data	2023	2022	2021

	(in thousands)
Revenue	$—	$—	$—
Gross Profit	—	—	—
Net loss	6,213	(11,846)	(5,697)
Share of loss from investments accounted for using the equity method	(5,284)	(10,005)	(4,831)

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the year ended December 31, 2023, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of December 31, 2023. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product-by-product and country-by-country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid-single digits up to the low-double digits on a country-by-country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country-by-country basis and range from the low-single digits up to the mid-single digits on a country-by-country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one-time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the year ended December 31, 2023, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of December 31, 2023. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low-single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

7. Balance Sheet Components (in thousands):

	December 31,
	2023	2022
Prepaid and Other Current Assets
Interest receivable	$37	$45
Prepaid research and development manufacturing expenses	149	192
Prepaid facility expenses	196	182
Prepaid insurance	179	252
Other	220	102
	$781	$773
Property and Equipment
Laboratory equipment	$2,678	$2,673
Computer equipment and purchased software	171	142
Leasehold improvements	2,084	2,084
	4,933	4,899
Less: accumulated depreciation and amortization	(4,697)	(4,546)
	$236	$353
Accrued and Other Liabilities
Accrued clinical trial expense	$2,302	$2,934
Accrued manufacturing expense	675	3,254
Personnel related	684	1,113
Accrued legal and accounting	64	89
Other	245	158
	$3,970	$7,548

During the years ended December 31, 2023, 2022, and 2021, the Company recorded $0.2 million, $0.4 million and $0.5 million in depreciation expense, respectively.

8. Common Stock

As of December 31, 2023, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2023, no dividends on common stock had been declared.

On March 28, 2023, the Company entered into an open market sale agreement (the “2023 Sales Agreement”) with Jefferies to sell shares of the Company’s common stock, from time-to-time, with aggregate gross sales proceeds of up to $90,000,000, through an at-the-market equity offering program under which Jefferies will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the 2023 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the 2023 Sales Agreement.

During the year ended December 31, 2023, the Company sold 2,461,903 shares of common stock under its at-the-market offering program resulting in net proceeds of $7.8 million. As of December 31, 2023, $81.9 million remained available for sale under the 2023 Sales Agreement.

The Company has reserved shares of common stock, for issuance as follows:

	December 31,
	2023	2022	2021
Shares available for future option grants	3,617,943	4,017,011	2,806,953
Outstanding options	9,244,150	7,006,250	6,354,308
Shares reserved for employee stock purchase plan	400,000	400,000	400,000
Total	13,262,093	11,423,261	9,561,261

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2022	4,017,011	7,006,250	$5.25
Additional shares authorized	1,862,000	—	—
Options granted	(2,543,500)	2,543,500	1.43
Options exercised	—	(23,168)	0.52
Options forfeited	282,432	(282,432)	6.67
Balance at December 31, 2023	3,617,943	9,244,150	$4.17

The weighted average grant date fair value of options granted for the years ended December 31, 2023, 2022 and 2021, was $1.12, $0.69 and $1.93, respectively.

Options outstanding that had vested or were expected to vest at December 31, 2023 were as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of shares	Exercise Price	Life (years)	(in thousands)
Vested	5,368,174	$6.01	5.86	$736
Expected to vest	3,875,976	$1.62	9.08	$1,451

In the table above, aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock of $1.76 per share as of December 31, 2023.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2023, 2022 and 2021, was less than $0.1 million, $0.0 million and $1.0 million, respectively.

The total fair value of options that vested in the year ended December 31, 2023, 2022 and 2021, was $2.1 million, $2.8 million, and $4.5 million, respectively.

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to stock-based awards as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$755	$1,039	$2,161
General and administrative	1,392	1,653	2,071
Total	$2,147	$2,692	$4,232

Valuation Assumptions

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options were estimated using the following assumptions for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.9%	3.0%	0.9%
Expected volatility	97.1%	83.8%	86.7%
Expected term (in years)	5.7	5.5	6.0
Expected dividend yield	0%	0%	0%

Risk-free Interest Rate: The risk-free interest rate is estimated based on the U.S. Treasury securities with maturity dates commensurate with the expected term of the equity award.

Volatility: The expected volatility in 2023 was determined based on the Company’s historical stock price volatility. In 2022 and 2021, the Company utilized the average historical stock price volatility of a peer group of publicly traded companies to represent its expected future stock price volatility, due to the insufficient trading history of the Company’s common stock. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

Expected Term: The Company uses the simplified method prescribed in the ASC 718, Compensation—Stock Compensation, to calculate the expected term of options granted to employees and directors.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future.

At December 31, 2023, 2022 and 2021, the unrecognized compensation expense associated with respect to options granted to employees was $4.5 million, $3.9 million and $5.9 million, respectively, and is expected to be recognized on a straight-line basis over 2.27, 2.44, and 2.69 years, respectively.

11. Income Taxes

The components of loss before income tax is as follows (in thousands):

	December 31,
	2023	2022	2021
Domestic	$(27,029)	$(41,307)	$(43,241)
Foreign	—	—	—
	$(27,029)	$(41,307)	$(43,241)

During the years ended December 31, 2023, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items.

A reconciliation of the Company’s effective tax rate to the U.S. Federal statutory rate is as follows:

	December 31,
	2023	2022	2021
Federal tax benefit at statutory rate	21%	21%	21%
State tax, net of Federal benefit	8%	8%	9%
Change in valuation allowance	(25)%	(22)%	(26)%
Research and development tax credits	3%	2%	3%
Share based Compensation	(1)%	(1)%	(1)%
FIN48 Reserve	(1)%	—%	(1)%
Investment in Angel	(5)%	(7)%	(3)
Prior year federal true-up	—%	—%	(1)%
Other	—%	(1)	(1)
Effective income tax rate	0%	0%	0%

The effective tax rate is different from the federal statutory tax rate primarily due to a foreign rate differential and a valuation allowance against deferred tax assets as a result of the Company’s history of losses.

The principal components of the Company’s net deferred tax assets are as follows (in thousands)

	December 31,
	2023	2022	2021
Deferred tax assets
Net operating loss carryforwards	$59,314	$56,030	$52,539
Tax credit carryforwards	10,752	9,888	9,181
Capitalized tax assets	138	155	125
Accruals	116	124	137
Stock compensation	5,883	5,487	5,006
Operating lease liability	384	728	1,021
IRC 174 capitalization	6,713	4,518	—
Other	—	21	12
Total deferred tax assets	$83,300	$76,951	$68,021
Deferred tax liabilities
Operating lease right-of-use asset	$(322)	$(620)	$(893)
Valuation allowance	(82,978)	(76,331)	(67,128)
Net deferred tax assets	$—	$—	$—

The Company recorded a valuation allowance against its deferred tax assets at December 31, 2023 and 2022 because Company management believed that it was more likely than not that these assets would not be fully realized in the future. The valuation allowance increased by approximately $6.6 million and $9.2 million for the years ended December 31, 2023 and 2022, respectively. Changes in the valuation allowance for deferred tax assets relate primarily to the increase in the Company’s net operating loss carryforward.

As of December 31, 2023, the Company had federal NOL carryforwards of approximately $228.7 million and state NOL carryforwards of approximately $294.8 million which are available to reduce future taxable income. The NOLs will begin to expire in 2034, if not utilized. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions.

As of December 31, 2023, the Company also had $9.4 million of federal and $5.1 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire 2035, if not utilized. The state research and development tax credits have no expiration date.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $16.1 million as of December 31, 2023, which will be indefinitely reinvested; deferred income taxes have not been provided on such foreign earnings.

As of December 31, 2023, the Company had unrecognized tax benefits (“UTBs”) of approximately $12.8 million. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs:

	December 31,
	2023	2022	2021
Unrecognized tax benefits beginning of the period	$12,720	$12,504	$12,157
Decrease related to the prior year	(119)	—	—
Increased related to the current year	222	216	347
Unrecognized tax benefits, end of the period	$12,823	$12,720	$12,504

The Company follows the provisions of ASC 740, Accounting for Income Taxes, and the accounting guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. Management determined that no accrual for interest or penalties was required as of December 31, 2023, 2022 and 2021.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal, state and foreign tax examinations.

12. Facility Lease

In January 2015, the Company signed an initial operating lease, effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one year term. Between January 2015 and September 2021, the Company entered into a series of lease amendments to increase the amount of leased space to 27,280 square feet and extend the expiration of the lease to January 2025. The lease agreement includes annual rent escalations. Under the lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. As the interest rate implicit in lease arrangements is typically not readily available, in calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate, which is determined based on the prevailing market rates for collateralized debt with maturity dates commensurate with the term of its lease. The Company’s facility lease is a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

As of December 31, 2023 and 2022, the right-of-use asset under operating lease was $1.1 million and $2.2 million, respectively. The elements of lease expense were as follows (in thousands):

		Year Ended
	Statements of operations and	December 31,
	comprehensive loss location	2023	2022	2021
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$1,224	$1,051	$1,046
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	420	351	396
Total operating lease cost		$1,644	$1,402	$1,442
Other Information
Operating cash flows used for operating lease		$1,839	$1,695	$1,645
Remaining lease term		1.1 years	2.1 years	3.1 years
Discount rate		8.0%	8.0%	8.0%

As of December 31, 2023, minimum rental commitments under this lease were as follows (in thousands)

Year Ended December 31 (in thousands)
2024	1,434
Total lease payments	1,434
Less: imputed interest	(60)
Total	$1,374

As of December 31, 2022, minimum rental commitments under this lease were as follows (in thousands)

Year Ended December 31 (in thousands)
2023	$1,391
2024	1,434
Total lease payments	2,825
Less: imputed interest	(224)
Total	$2,601

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease expired in January 2023. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the years ended December 31, 2023 and 2022, the Company recognized $0.1 million and $0.6 million of sublease income, respectively.

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

As more fully described in Note 5, the Company holds a 49.7% ownership in Angel Pharmaceuticals and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel Pharmaceuticals. Third-party and internal personnel costs incurred by the Company are billed to Angel Pharmaceuticals in the period incurred and recorded as an offset to expenses. During the years ended December 31, 2023 and 2022, the Company billed Angel for approximately $0.0 million and $0.1 million in internal personnel costs, respectively, and $0.1 million and $1.3 million in third-party costs, respectively. Of the third-party costs billed to Angel in the year ending December 31, 2022, approximately $0.5 million were associated with clinical drug supply manufactured and expensed in prior years. The remaining $0.1 million and $0.8 million in third-party costs were primarily associated with clinical drug supply passthrough costs incurred during the years ended December 31, 2023 and 2022, respectively, and did not have an impact on the Company’s consolidated statements of operations.

In addition to the provision of clinical supplies to Angel Pharmaceuticals, Angel Pharmaceuticals may provide clinical supplies and research services to the Company on an as needed basis. These transactions are recorded as research and development expense. During the years ended December 31, 2023 and 2022, Angel Pharmaceuticals billed the Company for approximately $0.2 million and $0.2 million, respectively, associated with clinical drug supply and research services provided to the Company.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel Pharmaceuticals is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease expired in January 2023. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the years ended December 31, 2023 and 2022, the Company recognized $0.1 million and $0.6 million of sublease income, respectively.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the

Company’s clinical trials. During the years ended December 31, 2023 and 2022, the Company recorded approximately $254,000 and $429,000, respectively, in clinical trial expenses under its agreements with ICON.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3
4.4	Form of Warrant	8-K	11/12/2019	4.1
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/25/2021	4.5
10.1(a)	Office Lease, dated as of January 27, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(a)
10.1(b)	First Amendment to Office Lease, dated as of March 19, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(b)
10.1(c)	Second Amendment to Office Lease, dated as of August 20, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC	S-1	1/4/2016	10.2(c)
10.1(d)	Third Amendment to Office Lease, dated as of June 27, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/4/2016	10.1(d)
10.1(e)	Fourth Amendment to Office Lease, dated as of August 15, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	11/3/2016	10.1(e)
10.1(f)	Fifth Amendment to Office Lease, dated as of March 2, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	5/3/2018	10.3
10.1(g)	Sixth Amendment to Office Lease, dated as of April 5, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/2/2018	10.2
10.1(h)	Seventh Amendment to Office Lease, dated as of October 11, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-K	3/7/2019	10.1(h)
10.1(i)	Eighth Amendment to Office Lease, dated as of September 13, 2021, by and between Corvus Pharmaceuticals, Inc. and ARE 819/863 Mitten Road, LLC.	10-Q	11/1/2021	10.2
10.2	Sublease agreement, dated August 1, 2021, by and between Corvus Pharmaceuticals, Inc. and Angel Pharmaceuticals US Inc.	10-Q	11/1/2021	10.1
10.3(a)#	2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(a)
10.3(b)#	Amendment to the 2014 Equity Incentive Plan, dated November 26, 2014.	S-1	1/4/2016	10.4(b)
10.3(c)#	Amendment to the 2014 Equity Incentive Plan, dated July 24, 2015.	S-1	1/4/2016	10.4(c)
10.3(d)#	Amendment to the 2014 Equity Incentive Plan, dated September 14, 2015.	S-1	1/4/2016	10.4(d)
10.3(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1	1/4/2016	10.4(e)

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.3(f)#	Form of Restricted Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(f)
10.4(a)#	2016 Equity Incentive Award Plan.	S-8	3/29/2016	99.2(a)
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(b)
10.4(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(c)
10.4(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(d)
10.5#	Form of Indemnification Agreement for directors and officers.	S-1	1/4/2016	10.6
10.6#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	S-1	1/4/2016	10.7
10.6(a)#	Amendment to Amended and Restated Employment Agreement, dated as of March 31, 2023, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	10-Q	8/8/2023	10.2
10.7#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Leiv Lea.	S-1	1/4/2016	10.8
10.8(a)#	Offer Letter, dated as of November 27, 2014, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(a)
10.8(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(b)
10.9#	Corvus Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.	S-8	3/29/2016	99.3
10.10#	Non-Employee Director Compensation Program.	S-1	1/4/2016	10.12
10.11(a)†	License Agreement, dated February 25, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1/A	3/10/2016	10.13(a)
10.11(b)†	Amendment to License Agreement dated November 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1	1/4/2016	10.13(b)
10.12†	License Agreement, dated December 20, 2014, by and between Corvus Pharmaceuticals, Inc. and The Scripps Research Institute	S-1	1/4/2016	10.14
10.13††	Exclusive License Agreement dated April 21, 2017, by and between Corvus Pharmaceuticals, Inc. and Monash University.	10-K	3/9/2020	10.18
10.14	Framework Agreement, dated as of October 5, 2020, by and between Corvus Hong Kong Limited, Jiaxing Puissance Angel Equity Investment Partnership (Limited Partnership) and AP BIOTECH DEVELOPMENT CORP.	8-K	10/5/2020	2.1
10.15	Open Market Sale Agreement, dated March 28, 2023, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	3/29/2023	1.2
21.1	List of subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page of Corvus Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (contained in Exhibit 101)				X

†     Confidential treatment has been granted for a portion of this exhibit.

††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

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

CORVUS PHARMACEUTICALS, INC.

Date: March 19, 2024	By:	/s/ RICHARD. A. MILLER
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 19, 2024	By:	/s/ LEIV LEA
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

/s/ RICHARD A. MILLER, M.D.	President, Chief Executive Officer and Director
Richard A. Miller, M.D.	(Principal Executive Officer)	March 19, 2024

/s/ LEIV LEA	Chief Financial Officer
Leiv Lea	(Principal Financial and Accounting Officer)	March 19, 2024

/s/ IAN T. CLARK	Director	March 19, 2024
Ian T. Clark

/s/ TERRY GOULD	Director	March 19, 2024
Elisha P. (Terry) Gould III

/s/ LINDA S. GRAIS, M.D., J.D.	Director	March 19, 2024
Linda S. Grais, M.D., J.D.

/s/ SCOTT W. MORRISON	Director	March 19, 2024
Scott W. Morrison

/s/ PETER THOMPSON, M.D.	Director	March 19, 2024
Peter Thompson, M.D.