Form 10-Q
period 2024-03-31
Corvus Pharmaceuticals, Inc.
filed 2024-05-07
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-37719

Corvus Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4670809
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

863 Mitten Road, Suite 102 Burlingame, CA	94010
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 900-4520

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 per share	CRVS	Nasdaq Global Market

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

As of May 7, 2024, 62,551,281 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,456	$12,620
Marketable securities	14,672	14,529
Accounts receivable - related party	26	26
Prepaid and other current assets	697	781
Total current assets	22,851	27,956
Property and equipment, net	213	236
Operating lease right-of-use asset	865	1,149
Investment in Angel Pharmaceuticals	16,066	16,123
Other assets	89	89
Total assets	$40,084	$45,553

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,609	$1,525
Operating lease liability	1,040	1,374
Accrued and other liabilities	4,071	3,970
Total current liabilities	6,720	6,869
Total liabilities	6,720	6,869
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at March 31, 2024 and December 31, 2023; 49,038,582 shares issued and outstanding at March 31, 2024 and December 31, 2023	5	5
Additional paid-in capital	375,052	374,363
Accumulated other comprehensive loss	(1,275)	(967)
Accumulated deficit	(340,418)	(334,717)
Total stockholders’ equity	33,364	38,684
Total liabilities and stockholders’ equity	$40,084	$45,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$4,075	$4,594
General and administrative	2,178	1,980
Total operating expenses	6,253	6,574
Loss from operations	(6,253)	(6,574)
Interest income and other expense, net	316	376
Sublease income - related party	—	56
Loss before equity method investment	(5,937)	(6,142)
Income (loss) from equity method investment	236	(1,731)
Net loss	$(5,701)	$(7,873)
Net loss per share, basic and diluted	$(0.12)	$(0.17)
Shares used to compute net loss per share, basic and diluted	49,038,582	46,556,178
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(15)	41
Cumulative foreign currency translation adjustment	(293)	88
Comprehensive loss	$(6,009)	$(7,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	49,038,582	$5	$374,363	$(967)	$(334,717)	$38,684
Stock-based compensation expense	—	—	689	—	—	689
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	(5,701)	(5,701)
Balance at March 31, 2024	49,038,582	$5	$375,052	$(1,275)	$(340,418)	$33,364

	Three Months Ended March 31, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	46,553,511	$5	$364,361	$(563)	$(307,688)	$56,115
Common stock issued on exercise of stock options	15,000	—	4	—	—	4
Stock-based compensation expense	—	—	492	—	—	492
Unrealized gain on marketable securities	—	—	—	41	—	41
Foreign currency translation adjustment	—	—	—	88	—	88
Net loss	—	—	—	—	(7,873)	(7,873)
Balance at March 31, 2023	46,568,511	$5	$364,857	$(434)	$(315,561)	$48,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(5,701)	$(7,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	57
Accretion related to marketable securities	(151)	(264)
Stock-based compensation	689	492
Income (loss) from equity method investment	(236)	1,731
Changes in operating assets and liabilities:
Accounts receivable - related party	—	159
Prepaid and other current assets	84	118
Operating lease right-of-use asset	284	264
Accounts payable	84	(569)
Accrued and other liabilities	101	(1,928)
Operating lease liability	(334)	(298)
Net cash used in operating activities	(5,157)	(8,111)
Cash flows from investing activities
Purchases of marketable securities	(4,628)	(13,089)
Maturities of marketable securities	4,621	17,725
Purchases of property and equipment	—	(34)
Net cash (used in) provided by investing activities	(7)	4,602
Cash flows from financing activities
Proceeds from exercise of common stock options	—	4
Net cash provided by financing activities	—	4
Net decrease in cash and cash equivalents	(5,164)	(3,505)
Cash and cash equivalents at beginning of the period	12,620	13,159
Cash and cash equivalents at end of the period	$7,456	$9,654

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

Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corvus Biopharmaceuticals, Ltd. and Corvus Hong Kong Limited. All intercompany accounts and transactions have been eliminated from the condensed consolidated financial statements.

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $340.4 million as of March 31, 2024. The Company has historically financed its operations primarily through the sale of common stock and redeemable convertible preferred stock.

As of March 31, 2024, the Company had cash, cash equivalents and short-term marketable securities of $22.1 million. On May 6, 2024, the Company received gross proceeds of $30.6 million in a registered direct offering (see Note 15. Subsequent Events). Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least the next 12 months from the date of the issuance of these condensed consolidated financial statements. To fund the Company's planned operations, the Company will need to raise additional capital in the future. The Company intends to raise additional capital through private and public equity offerings, debt financings, and potential future collaboration, license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition or its ability to fund its obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for fair statement of the condensed consolidated financial statements presented.

The condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024.

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

The Company’s proportionate share of the net income (loss) resulting from the equity method investment is reported under the line item captioned “income (loss) from equity method investment” in the Condensed Consolidated Statements of Operations and Comprehensive Loss and the carrying value of the equity method investments is reported under the line captioned “Investment in Angel Pharmaceuticals” in the Condensed Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and the foreign currency translation adjustment as applicable.

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

See Note 5, “Equity Method Investment,” for further information.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment, that of the development of and commercialization of precisely targeted oncology and immune-mediated therapies.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its condensed consolidated financial statements for the year ended December 31, 2023, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K is effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company is currently evaluating the effect of adopting this ASU.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss - basic and diluted	$(5,701)	$(7,873)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	49,038,582	46,556,178
Net loss per share, basic and diluted	$(0.12)	$(0.17)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2024	2023
Outstanding options	9,615,400	7,731,807

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

The following tables present information as of March 31, 2024 and December 31, 2023 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	March 31, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$7,447	$—	$—	$7,447
Marketable securities	10,353	4,319	—	14,672
	$17,800	$4,319	$—	$22,119

	December 31, 2023
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$12,280	$—	$—	$12,280
Marketable securities	10,356	4,173	—	14,529
	$22,636	$4,173	$—	$26,809

As of March 31, 2024 marketable securities had a maximum remaining maturity of eight months.

As of March 31, 2024 and December 31, 2023, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$10,353	$—	$—	$10,353
U.S. Government agency securities	4,319	—	—	4,319
	$14,672	$—	$—	$14,672

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$10,348	$8	$—	$10,356
U.S. Government agency securities	4,166	7	—	4,173
	$14,514	$15	$—	$14,529

5. Equity Method Investment

Angel Pharmaceuticals Co. Ltd. (“Angel”) is a corporate venture in the People’s Republic of China designed to develop, manufacture, and commercialize soquelitinib, ciforadenant and mupadolimab compounds for distribution within the countries of China, Taiwan, Macao, and Hong Kong based on intellectual property licenses to be contributed to Angel by the Company.

As of March 31, 2024 and December 31, 2023, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel Employee Stock Ownership Plan, and is accounted for as an equity method investment. The Company recognized its share of income in Angel for the total amount of $0.2 million as income and $1.7 million as loss from equity method investment in the condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	March 31, 2024	December 31, 2023

	(in thousands)
Current assets	$17,301	$17,628
Non-current assets	1,273	1,427
Current liabilities	1,364	1,725
Non-current liabilities	595	648
Stockholders' equity	16,615	16,682

	Three Months Ended
	March 31,
Statement of Operations Data	2024	2023

	(in thousands)
Revenue	$—	$—
Gross Profit	—	—
Net income (loss)	245	(2,032)
Share of loss from investments accounted for using the equity method	236	(1,731)

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the three months ended March 31, 2024, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of March 31, 2024. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product by product and country by country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid single digits up to the low double digits on a country by country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country by country basis and range from the low single digits up to the mid single digits on a country by country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the three months ended March 31, 2024 and 2023, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of March 31, 2024. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

7. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2024	2023
Prepaid and Other Current Assets
Interest receivable	$32	$37
Prepaid research and development manufacturing expenses	151	149
Prepaid facility expenses	196	196
Prepaid insurance	51	179
Other	267	220
	$697	$781
Property and Equipment
Laboratory equipment	$2,678	$2,678
Computer equipment and purchased software	171	171
Leasehold improvements	2,084	2,084
	4,933	4,933
Less: accumulated depreciation and amortization	(4,720)	(4,697)
	$213	$236
Accrued and Other Liabilities
Accrued clinical trial expense	$2,223	$2,302
Accrued manufacturing expense	568	675
Personnel related	589	684
Accrued legal and accounting	512	64
Other	179	245
	$4,071	$3,970

During the three months ended March 31, 2024 and 2023, the Company recorded approximately $23,000 and $57,000 in depreciation expense, respectively.

8. Common Stock

As of March 31, 2024, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of March 31, 2024, no dividends on common stock had been declared.

On March 28, 2023, the Company entered into an open market sale agreement (the “2023 Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time-to-time, with aggregate gross sales proceeds of up to $90.0 million, through an at-the-market equity offering program under which Jefferies will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the 2023 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the 2023 Sales Agreement.

During the three months ended March 31, 2024, the Company did not sell any shares of common stock under its at-the-market offering program. As of March 31, 2024, $81.9 million remained available for sale under the 2023 Sales Agreement. On May 1, 2024, the Company amended the 2023 Sales Agreement to decrease the aggregate gross sales proceeds from $90.0 million to $8.2 million, which decreased the amount available for sale under the 2023 Sales Agreement from $81.9 million to $100,000 (see Note 15. Subsequent Events).

The Company has reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2024	2023
Shares available for future option grants	5,207,693	3,617,943
Outstanding options	9,615,400	9,244,150
Shares reserved for employee stock purchase plan	400,000	400,000
Total	15,223,093	13,262,093

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2023	3,617,943	9,244,150	$4.17
Additional shares authorized	1,961,000	—	—
Options granted	(400,000)	400,000	2.30
Options exercised	—	—	—
Options forfeited	28,750	(28,750)	2.08
Balance at March 31, 2024	5,207,693	9,615,400	$4.10

10. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$220	$192
General and administrative	469	300
Total	$689	$492

11. Income Taxes

During the three months ended March 31, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of March 31, 2024 and December 31, 2023, the right-of-use asset under operating lease was $0.9 million and $1.1 million, respectively. The elements of lease expense for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

		Three Months Ended
	Statements of operations and	March 31,
	comprehensive loss location	2024	2023
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$309	$306
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	127	111
Total operating lease cost		$436	$417
Other Information
Operating cash flows used for operating lease		$473	$459
Remaining lease term		0.8 years	1.8 years
Discount rate		8.0%	8.0%

As of March 31, 2024, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2024*	1,075
Total lease payments	1,075
Less: imputed interest	(35)
Total	$1,040

* Remainder of the year

As of December 31, 2023, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2024	$1,434
Total lease payments	1,434
Less: imputed interest	(60)
Total	$1,374

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

14. Related Party Transactions

The Company holds a 49.7% ownership in Angel Pharmaceuticals Co. Ltd., a corporate venture in the People’s Republic of China, and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel Pharmaceuticals. Third-party and internal personnel costs incurred by the Company are billed to Angel Pharmaceuticals in the period incurred and recorded as an offset to expenses. During the three months ended March 31, 2023, the Company billed Angel for approximately $48,000 in third-party party costs and there were transactions during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company had a approximately $26,000 in accounts receivable – related party due from Angel Pharmaceuticals.

In addition to the provision of clinical supplies to Angel Pharmaceuticals, Angel Pharmaceuticals may provide clinical supplies or research services to the Company on an as needed basis. These costs are recorded as research and development expense. During the three months ended March 31, 2023, Angel Pharmaceuticals billed the Company for approximately $0.1 million in research services and there were no transactions during the three months ended March 31, 2024.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent was due monthly and was subject to scheduled annual increases and Angel Pharmaceuticals was responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease expired in January 2023. Sublease income was recognized on a straight-line basis as other income in our condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company recognized approximately $0.1 million of sublease income.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the three months ended March 31, 2024 and 2023, the Company recorded approximately $27,000 and $118,000, respectively, in clinical trial expenses under its agreements with ICON.

15. Subsequent Events

On May 6, 2024, the Company closed a registered direct offering which resulted in gross proceeds of approximately $30.6 million. The financing consisted of the sale of 13,512,699 shares of common stock and accompanying common stock warrants to purchase 13,078,509 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7312 per share, and the sale of pre-funded warrants to purchase 4,144,085 shares of common stock and accompanying common warrants to purchase 4,010,927 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7311 per share. The common warrants have an exercise price of $3.50 per share of common stock (or $3.4999 per pre-funded warrant in lieu thereof), are exercisable at any time after the date of issuance, subject to certain ownership limitations, and expire on June 30, 2025. The pre-funded warrants have an exercise price of $0.0001 and are exercisable anytime after the date of the issuance, subject to certain ownership limitations.

As part of the registered direct offering, an institutional investor and 10% shareholder affiliated with one of the Company’s directors, the Company’s chief executive officer, an executive officer of the Company and an investment fund controlled by the founder and current board member of Angel Pharmaceuticals purchased a total of 1,464,085 shares of common stock, 1,444,085 pre-funded warrants and 2,814,725 common stock warrants for a total aggregate purchase price of approximately $5.0 million.

Amendment to 2023 Sales Agreement

On May 1, 2024, the Company and Jefferies entered into an amendment to the 2023 Sales Agreement pursuant to which the aggregate gross sales proceeds were decreased from $90.0 million to $8.2 million, which decreased the amount available for sale under the 2023 Sales Agreement from $81.9 million to $100,000.

.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 19, 2024.

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

Overview

We are a clinical stage biopharmaceutical company. Our strategy is to focus our efforts on the development of immune modulator product candidates with the potential to treat solid cancers, T cell lymphomas, autoimmune, allergic and infectious diseases. We have three product candidates which are in clinical development for the treatment of various solid tumors, lymphomas and autoimmune diseases.

Our lead product candidate is soquelitinib (formerly CPI-818), a selective, covalent inhibitor of ITK (interleukin 2 inducible T cell kinase), and it is in a multi-center Phase 1/1b clinical trial in patients with various recurrent, malignant T cell lymphomas. Soquelitinib is designed to inhibit the proliferation of certain malignant T cells and also to affect the differentiation of normal T cells, which could enhance immunity to tumor cells. We believe these properties have the potential to regulate the growth and activity of both abnormal malignant T cells and abnormal T cells involved in autoimmunity and allergy.

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

Selective inhibition of ITK can block the production and function of Th2 and Th17 cells, potentially leading to a biasing toward the differentiation of naïve T cells into Th1 cells, a process known as Th1 skewing. Th1 cells lead to the generation of killer T cells that can eliminate tumor cells or viral infected cells. Th1 cells produce interferon gamma and tumor necrosis factor that are cytokines known to destroy cancer cells. We believe that soquelitinib can lead to reprogramming of normal immune responses that also could be beneficial for the treatment of certain autoimmune and allergic diseases. Overactive Th2 and Th17 cells play a role in autoimmune and allergic diseases, which can potentially be ameliorated by selective ITK inhibition by blocking Th2 and Th17 function and their production of inflammatory cytokines such as IL4, IL5, IL13, IL17 and others.

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

We developed soquelitinib by covalently targeting the cysteine amino acid residue at position 442 in the ITK protein. We believe this irreversible targeting of ITK has the potential to provide a potent, selective and prolonged duration of activity without the need for high systemic exposures and thereby may improve the therapeutic window. This approach was previously used by our cofounders to generate ibrutinib. We believe that the potential selectivity of soquelitinib could mimic the immune effects seen in ITK knockout mice and skew the immune response toward a more favorable anti-tumor immune response as well as reducing the activity of Th2 and Th17 cells. The blockade of Th2 and Th17 differentiation has the potential to suppress inflammatory reactions involved in various autoimmune and allergic diseases. Soquelitinib was designed to have the necessary selectivity to specifically block ITK function without altering other closely related enzymes involved in T cell differentiation. We believe such selectivity is required for achieving Th1 skewing and Th2/Th17 blockade, as established by ITK genetic knockout studies in mice. ITK also plays a role in the proliferation of some T cell lymphomas and we believe its inhibition could lead to growth arrest and/or tumor cell cytotoxicity. In our preclinical studies of soquelitinib, objective tumor responses were observed in dogs with spontaneous T cell lymphomas.

Soquelitinib is currently being studied in a Phase 1/1b clinical trial that was designed to select the optimal dose of soquelitinib and evaluate its safety, pharmacokinetics (“PK”), target occupancy, immunologic effects, biomarkers and efficacy in patients with various T cell lymphomas. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400 or 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that is designed to evaluate safety and tumor response to the recommended dose of soquelitinib in disease-specific patient cohorts. The study has enrolled patients from the United States, Australia, China and South Korea with several types of advanced, refractory T cell lymphomas. No dose limiting toxicities were observed in any of the dose levels. As of January 22, 2024, and in a safety population of 73 patients, no hematologic, renal or hepatic treatment-related adverse events were observed and the most common grade 3 to 4 adverse event was pruritus, seen in four patients with lymphoma involving skin. The optimum dose was determined to be 200 mg twice per day based on anti- tumor efficacy and pharmacodynamic studies which revealed full occupancy of the ITK active site by the drug. This dose was also consistent with dose-response effects seen in preclinical experiments both in vitro and in vivo.

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

Interim data from the Phase 1/1b clinical trial were presented at the American Society of Hematology Annual Meeting (“ASH”) in December 2023. At that time, we also announced interim data from the trial as of November 21, 2023 on 21 evaluable patients receiving a dose of 200 mg twice per day and revealed an objective response rate (“ORR”) of 33.3% with 3 complete responses (“CRs”) and 4 partial responses (“PRs”). Since that report, one of the patients achieving a PR continued to respond and showed a CR resulting in an ORR of 33.3% with 4 CRs and 3 PRs as of an updated cutoff date of January 22, 2024. As of May 3, 2024, 25 patients were enrolled in the trial at the optimal dose, including 23 evaluable patients. For the 23 evaluable patients, objective responses (complete response, CR plus partial response, PR) were seen in nine patients (39%), including five CRs (23%) and four PRs. See waterfall plot below. Disease control (CR, PR and stable disease) was seen in 14 of 23 patients (61%). The stable disease group included five patients who achieved tumor reductions that did not meet the criteria for a PR. Several patients experiencing tumor regression are continuing on therapy as of the data cutoff.

Waterfall Plot for Patients in the 200 mg Dose Cohort of the Soquelitinib Phase 1/1b Clinical Trial for Peripheral T Cell Lymphoma. The plot shows the best percent change in tumor volume in the 23 evaluable patients (eligible patient population), as of May 3, 2024, that were measurable by CT scan or by Modified Severity-Weighted Assessment Tool (mSWAT) for patients with cutaneous involvement. PTCL-NOS, peripheral T cell lymphoma not otherwise specified; CTCL, cutaneous T cell lymphoma of either Sezary or mycosis fungoides type; NKTCL, natural killer cell T cell lymphoma; ALCL, anaplastic large cell lymphoma; AITL, angioimmunoblastic T cell lymphoma.

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

We believe these findings suggest that the inhibition of ITK by soquelitinib produced changes in the tumor microenvironment that enhanced anti-tumor immunity creating a less favorable environment for tumor growth and provides the rationale for clinical investigation in a monotherapy trial of soquelitinib in solid tumors. We are planning a Phase 1b/2 clinical trial, in collaboration with the Kidney Cancer Research Consortium, of soquelitinib in solid tumors in patients with renal cell cancer (“RCC”) who have failed checkpoint inhibitor therapy.

In July 2023, we announced the posting of preclinical data on soquelitinib in bioRxiv, the online archive for unpublished preprints in the life sciences, which highlighted the potential of selective inhibition of ITK to enhance anti-tumor immune response to hematologic and solid tumors and provide a novel approach to cancer immunotherapy. Key results from the preclinical studies described in the paper demonstrated that soquelitinib:

●	Selectively bound to and inhibited ITK function while sparing other closely related kinases, including resting lymphocyte kinase (“RLK”).
●	Inhibited Th2 T cell function and the production of various Th2 cytokines leading to Th1 skewing and production of interferon gamma and tumor necrosis factor, which are important cytokines in tumor rejection. Th2 cytokines have been previously implicated in promoting tumor growth and are also involved in autoimmune and allergic diseases.
●	Activated cytotoxic killer cells and increases infiltration of these cells into tumors.
●	Reduced and reversed T cell exhaustion resulting in a more potent and prolonged immune response. T cell exhaustion is often a major reason for resistance to immune checkpoint therapy.
●	Led to in vivo anti-tumor activity in several mouse tumor models, including colon, renal, melanoma, B cell and T cell tumor.

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

We are enrolling patients at multiple clinical sites in a randomized, placebo-controlled Phase 1 clinical trial of soquelitinib in patients with moderate to severe atopic dermatitis. The trial is planned to enroll 64 patients that have failed at least one prior therapy across four different 28-day dosing regimens of soquelitinib compared to a placebo group. The endpoints include safety and improvement in Eczema Area and Severity Index (“EASI”). Patients and physicians will be blinded to treatment assignment. We expect initial data for this clinical trial before year-end 2024.

We continue to advance our next-generation ITK inhibitor preclinical product candidates, which were designed to deliver precise T-cell modulation that is optimized for specific immunology indications. The next-generation ITK inhibitor candidates are part of our ongoing business development efforts to maximize the potential of the our ITK inhibitor programs and other programs.

We have issued patents covering composition of matter and uses of our ITK inhibitors and hold exclusive worldwide rights (except for greater China) for all indications.

Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor. In 2018, we published preclinical findings in animal tumor models demonstrating that treatment with anti-CTLA4 antibody combined with ciforadenant provided synergistic anti-tumor activity based on a novel mechanism of action. We are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic RCC in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). The efficacy endpoint for the trial is deep response rate, defined as CR plus PRs of greater than 50% tumor volume reduction. The clinical trial is expected to enroll up to 60 patients and as of May 2, 2024, a total of 27 patients were enrolled in the trial. The protocol defined pre-specified statistical threshold for efficacy is a 50% increase above the 32% deep response rate seen with previous ipilimumab/nivolumab combination trials in RCC conducted by investigators at the Kidney Cancer Research Consortium. As of May 2, 2024, the interim analysis of the clinical trial has met the threshold for efficacy and therefore enrollment continues.

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

Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. While we believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases, we are waiting to initiate a potential Phase 2 randomized clinical trial in order to prioritize the development of our other two lead product candidates. Angel Pharmaceuticals Co. Ltd. (“Angel Pharmaceuticals”) is continuing the development of mupadolimab in China and is enrolling patients in a Phase 1/1b clinical trial with mupadolimab alone and together with pembrolizumab in patients with advanced NSCLC and head and neck squamous cell cancer (“HNSCC”).

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

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three months ended March 31, 2024 was $5.7 million. As of March 31, 2024, we had an accumulated deficit of $340.4 million. We expect our losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through March 31, 2024, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses. Immediately prior to the consummation of the IPO, all of our outstanding shares of redeemable convertible preferred stock were converted into 14.3 million shares of our common stock.

On March 28, 2023, we entered into an open market sale agreement (the “2023 Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $90.0 million, through an at-the-market equity offering program under which Jefferies will act as our sales agent. The issuance and sale of shares of common stock pursuant to the 2023 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the 2023 Sales Agreement.

During the three months ended March 31, 2024, we did not sell any shares of common stock under our at-the-market offering program. As of March 31, 2024, $81.9 million remained available for sale under the 2023 Sales Agreement. On May 1, 2024, we amended the 2023 Sales Agreement to decrease the aggregate gross sales proceeds from $90.0 million to $8.2 million, which decreased the amount available for sale under the 2023 Sales Agreement from $81.9 million to $100,000.

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

As of March 31, 2024, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $22.1 million. On May 6, 2024, we closed a registered direct offering which resulted in gross proceeds of approximately $30.6 million. Based on our currently available cash resources, the proceeds from our recent financing and our currently planned level of operations and cash flows, we expect that our cash resources will be sufficient to enable us to advance our programs into the fourth quarter of 2025. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least the next 12 months after the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and concluded that our existing cash, cash equivalents and marketable securities, including the approximate gross proceeds of $30.6 million from our May 2024 registered direct offering, are sufficient to fund our operations for at least the next 12 months from issuance of the condensed consolidated financial statements. However, the Company will need to continue to raise additional capital to fund its operations. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital.”

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2024.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	completion of our ongoing Phase 1/1b clinical trial of soquelitinib in PTCL;
●	completion of our ongoing Phase 1 clinical trial of soquelitinib in atopic dermatitis;
●	a potential Phase 3 registrational clinical trial for soquelitinib in PTCL;
●	enrollment and completion of our Phase 1b/2 clinical trial with ciforadenant in collaboration with the Kidney Cancer Research Consortium;
●	a potential clinical trial of soquelitinib in solid tumors;
●	process development and manufacturing of drug supply of soquelitinib and ciforadenant; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Operating expenses:
Research and development	$4,075	$4,594	$(519)
General and administrative	2,178	1,980	198
Total operating expenses	6,253	6,574	(321)
Loss from operations	(6,253)	(6,574)	321
Interest income and other expense, net	316	376	(60)
Sublease income - related party	—	56	(56)
Loss before equity method investment	(5,937)	(6,142)	205
Income (loss) from equity method investment	236	(1,731)	1,967
Net loss	$(5,701)	$(7,873)	$2,172

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2024 and 2023 consisted of the following costs by program as well as unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Soquelitinib	$1,338	$1,647	$(309)
Ciforadenant	182	218	(36)
Mupadolimab	96	119	(23)
Unallocated employee and overhead costs	2,459	2,610	(151)
	$4,075	$4,594	$(519)

For the three months ended March 31, 2024, the decrease in soquelitinib costs of $0.3 million as compared to the three months ended March 31, 2023, primarily consisted of a decrease of $0.8 million in drug manufacturing costs and a decrease of $0.1 million in clinical trial expenses, which were partially offset by an increase of $0.6 million in other outside service costs.

For the three months ended March 31, 2024, the decrease in ciforadenant and mupadolimab costs were negligible.

For the three months ended March 31, 2024, the decrease in unallocated costs of $0.2 million as compared to the three months ended March 31, 2023, primarily consisted of a decrease in other outside service costs.

General and Administrative Expense

For the three months ended March 31, 2024, the increase in general and administrative expenses of $0.2 million as compared to the three months ended March 31, 2023, primarily consisted of an increase in personnel and related costs.

Interest Income and Other Expense, net

For the three months ended March 31, 2024, the decrease in interest income and other expense, net of $0.1 million as compared to the three months ended March 31, 2023, primarily consisted of a decrease in interest income earned due to a decrease in cash equivalents and marketable securities.

Sublease Income – Related Party

For the three months ended March 31, 2024, the decrease in sublease income of $0.1 million as compared to the three months ended March 31, 2023, was due to the expiration of the building sublease agreement with Angel Pharmaceuticals in January 2023.

Income (loss) from equity method investment

For the three months ended March 31, 2024, the decrease in loss from equity method investment of $2.0 million as compared to the three months ended March 31, 2023, primarily consisted of a decrease in Angel Pharmaceuticals’ loss for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $22.1 million, and an accumulated deficit of $340.4 million, compared to cash and cash equivalents and marketable securities of $27.1 million and an accumulated deficit of $334.7 million as of December 31, 2023. On May 6, 2024, we closed a registered direct offering which resulted in gross proceeds of approximately $30.6 million.

Since our inception and through March 31, 2024, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million and a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million, in each case net of underwriting discounts and commissions and offering expenses.

During the three months ended March 31, 2024, we did not sell any shares of common stock under our at-the-market offering program. As of March 31, 2024, $81.9 million remained available for sale under the 2023 Sales Agreement.

Funding Requirements

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $340.4 million through March 31, 2024. We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our product candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance our soquelitinib, ciforadenant and mupadolimab product candidates, as well as any future product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

We expect to incur substantial additional losses in the future as we conduct our planned research and development activities. We believe that our existing cash, cash equivalents and marketable securities and the proceeds from our recent financing will be sufficient to enable us to advance our programs into the fourth quarter of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors.

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(5,157)	$(8,111)
Investing activities	(7)	4,602
Financing activities	—	4
Net increase in cash and cash equivalents	$(5,164)	$(3,505)

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2024 was $5.2 million, which primarily consisted of a net loss of $5.7 million, adjusted by non-cash charges of $0.4 million, that primarily consisted of $0.7 million of stock compensation expense and $0.2 million of income from equity method investment; a decrease of $0.1 million in prepaid and other current assets, an increase of $0.1 million in accounts payable, an increase of $0.1 million in accrued and other current liabilities and a decrease of $0.1 million in operating lease liability net of operating lease right-of-use assets amortization.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2024, net cash flows from investing activities was negligible and primarily consisted of proceeds from maturities of marketable securities of $4.6 million, which were offset by purchases of marketable securities of $4.6 million.

During the three months ended March 31, 2023, cash provided by investing activities was $4.6 million, which primarily consisted of proceeds from maturities of marketable securities of $17.7 million, which were partially offset by purchases of marketable securities of $13.1 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, there were no cash flows from financing activities.

During the three months ended March 31, 2023, the cash provided by financing activities were negligible.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2024, as compared to those disclosed in our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $22.1 million as of March 31, 2024 and cash, cash equivalents and marketable securities of $27.1 million as of December 31, 2023, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $27.0 million, $41.3 million and $43.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and $5.7 million and $7.9 million for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $340.4 million as of March 31, 2024. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

As of March 31, 2024, we had capital resources consisting of cash, cash equivalents and marketable securities of $22.1 million. On May 6, 2024, we closed a registered direct offering which resulted in gross proceeds of approximately $30.6 million.

Given our planned expenditures for the next year, our cash at March 31, 2024 and the proceeds from our recent financing, we expect that our cash resources will be sufficient to enable us to advance our programs into the fourth quarter of 2025. As a result, unless we receive additional funds from an outside source, we anticipate not being able to fund the completion of our ongoing and planned clinical trials and remaining development of any of soquelitinib, including any potential registration trial for soquelitinib, ciforadenant or mupadolimab. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we will need to seek additional funds, through public or private equity, and debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Side effects are often only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Results of our current clinical trials and any future clinical trials we undertake could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Following potential approval of any of our product candidates, the FDA or foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of soquelitinib, ciforadenant and mupadolimab or any other product candidate, such candidate will also be subject to ongoing FDA or foreign regulatory authorities’ requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

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

In addition, if soquelitinib, ciforadenant and mupadolimab or any of our other product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA and foreign regulatory authorities strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

As of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 25% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, we entered into the 2023 Sales Agreement with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $90,000,000 through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of March 31, 2024, we had sold 2,461,903 shares of common stock for net proceeds of $7.8 million under the 2023 Sales Agreement. As of March 31, 2024, $81.9 million remained for sale under the 2023 Sales Agreement. On May 1, 2024, we amended the 2023 Sales Agreement to decrease the aggregate gross sales proceeds from $90.0 million to $8.2 million, which decreased the amount available for sale under the 2023 Sales Agreement from $81.9 million to $100,000.

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely condensed consolidated financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2

4.4	Form of Warrant.	8-K	11/12/2019	4.1

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X

10.1#	Employment Agreement, dated as of February 2, 2024 by and between Corvus Pharmaceuticals, Inc. and Jeffrey S. Arcara.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL (contained in Exhibit 101).				X
#	Indicates management contract or compensatory plan.
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

CORVUS PHARMACEUTICALS, INC.

Date: May 7, 2024	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)