Form 10-Q
period 2024-06-30
Corvus Pharmaceuticals, Inc.
filed 2024-08-06
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 6, 2024, 62,551,281 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$14,841	$12,620
Marketable securities	32,405	14,529
Accounts receivable - related party	35	26
Prepaid and other current assets	977	781
Total current assets	48,258	27,956
Property and equipment, net	192	236
Operating lease right-of-use asset	578	1,149
Investment in Angel Pharmaceuticals	15,404	16,123
Other assets	129	89
Total assets	$64,561	$45,553

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,213	$1,525
Operating lease liability	700	1,374
Accrued and other liabilities	4,304	3,970
Warrant liability	7,118	—
Total current liabilities	13,335	6,869
Total liabilities	13,335	6,869
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; 0 shares issued and outstanding at each of June 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at June 30, 2024 and December 31, 2023; 62,551,281 and 49,038,582 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6	5
Additional paid-in capital	397,255	374,363
Accumulated other comprehensive loss	(1,355)	(967)
Accumulated deficit	(344,680)	(334,717)
Total stockholders’ equity	51,226	38,684
Total liabilities and stockholders’ equity	$64,561	$45,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,114	$3,968	$8,189	$8,562
General and administrative	1,821	1,654	3,999	3,634
Total operating expenses	5,935	5,622	12,188	12,196
Loss from operations	(5,935)	(5,622)	(12,188)	(12,196)
Interest income and other expense, net	434	403	750	779
Change in fair value of warrant liability	1,816	—	1,816	—
Sublease income - related party	—	—	—	56
Loss before equity method investment	(3,685)	(5,219)	(9,622)	(11,361)
Loss from equity method investment	(577)	(1,284)	(341)	(3,015)
Net loss	$(4,262)	$(6,503)	$(9,963)	$(14,376)
Net loss per share, basic and diluted	$(0.07)	$(0.14)	$(0.18)	$(0.31)
Shares used to compute net loss per share, basic and diluted	59,710,265	47,497,414	54,374,423	47,029,396
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	5	(1)	(10)	40
Cumulative foreign currency translation adjustment	(85)	(933)	(378)	(845)
Comprehensive loss	$(4,342)	$(7,437)	$(10,351)	$(15,181)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	49,038,582	$5	$374,363	$(967)	$(334,717)	$38,684
Stock-based compensation expense	—	—	689	—	—	689
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	(5,701)	(5,701)
Balance at March 31, 2024	49,038,582	$5	$375,052	$(1,275)	$(340,418)	$33,364
Common stock issued in connection with registered direct offering, net	13,512,699	1	16,404	—	—	16,405
Pre-funded warrants issued in connection with registered direct offering, net	—	—	5,031	—	—	5,031
Stock-based compensation expense	—	—	768	—	—	768
Unrealized loss on marketable securities	—	—	—	5	—	5
Foreign currency translation adjustment	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(4,262)	(4,262)
Balance at June 30, 2024	62,551,281	$6	$397,255	$(1,355)	$(344,680)	$51,226

	Six Months Ended June 30, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	46,553,511	$5	$364,361	$(563)	$(307,688)	$56,115
Common stock issued on exercise of stock options	15,000	—	4	—	—	4
Stock-based compensation expense	—	—	492	—	—	492
Unrealized gain on marketable securities	—	—	—	41	—	41
Foreign currency translation adjustment	—	—	—	88	—	88
Net loss	—	—	—	—	(7,873)	(7,873)
Balance at March 31, 2023	46,568,511	$5	$364,857	$(434)	$(315,561)	$48,867
Stock-based compensation expense	—	—	537	—	—	537
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	(933)	—	(933)
Issuance of common stock in connection with at-the-market offering, net	2,329,851	—	7,516	—	—	7,516
Net loss	—	—	—	—	(6,503)	(6,503)
Balance at June 30, 2023	48,898,362	$5	$372,910	$(1,368)	$(322,064)	$49,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(9,963)	$(14,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	93
Accretion related to marketable securities	(375)	(522)
Stock-based compensation	1,457	1,029
Change in fair value of warrant liability	(1,816)	—
Loss from equity method investment	341	3,015
Changes in operating assets and liabilities:
Accounts receivable - related party	(9)	588
Prepaid and other current assets	(196)	(120)
Operating lease right-of-use asset	571	526
Other assets	(40)	—
Accounts payable	(312)	122
Accrued and other liabilities	334	(3,087)
Operating lease liability	(674)	(602)
Net cash used in operating activities	(10,638)	(13,334)
Cash flows from investing activities
Purchases of marketable securities	(30,922)	(33,808)
Maturities of marketable securities	13,411	34,155
Purchases of property and equipment	—	(34)
Net cash (used in) provided by investing activities	(17,511)	313
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $1,794 in aggregate gross proceeds from related parties for the six months ended June 30, 2024)	16,405	—
Proceeds from issuance of pre-funded warrants, net (includes $1,769 in aggregate gross proceeds from related parties for the six months ended June 30, 2024)	5,031	—
Proceeds from issuance of common warrants (includes $1,472 in aggregate gross proceeds from related parties for the six months ended June 30, 2024)	8,934	—
Proceeds from issuance of common stock in connection with at-the-market offering, net	—	7,516
Proceeds from exercise of common stock options	—	4
Net cash provided by financing activities	30,370	7,520
Net decrease in cash and cash equivalents	2,221	(5,501)
Cash and cash equivalents at beginning of the period	12,620	13,159
Cash and cash equivalents at end of the period	$14,841	$7,658

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

Initial Public Offering

On March 22, 2016, the Company’s registration statement on Form S-1 (File No. 333-208850) relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the Nasdaq Global Market on March 23, 2016. The public offering price of the shares sold in the IPO was $15.00 per share. The IPO closed on March 29, 2016, pursuant to which the Company sold 4,700,000 shares of its common stock. On April 26, 2016, the Company sold an additional 502,618 shares of its common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. The Company received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of our redeemable convertible preferred stock were converted into common stock.

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

Registered Direct Offering

On May 6, 2024, the Company completed a registered direct offering which resulted in gross proceeds of approximately $30.6 million. The financing consisted of the sale of 13,512,699 shares of common stock and accompanying common stock warrants to purchase 13,078,509 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7312 per share, and the sale of pre-funded warrants to purchase 4,144,085 shares of common stock and accompanying common warrants to purchase 4,010,927 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7311 per share. The common warrants have an exercise price of $3.50 per share of common stock (or $3.4999 per pre-funded warrant in lieu thereof), are exercisable at any time after the date of issuance, subject to certain ownership limitations, and expire on June 30, 2025. The pre-funded warrants have an exercise price of $0.0001 and are exercisable any time after the date of the issuance, subject to certain ownership limitations.

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $344.7 million as of June 30, 2024. The Company has historically financed its operations primarily through the sale of common stock and redeemable convertible preferred stock.

As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $47.2 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least the next 12 months from the date of the issuance of these condensed consolidated financial statements. To fund the Company's planned operations, the Company will need to raise additional capital in the future. The Company intends to raise additional capital through private and public equity offerings, debt financings, and potential future collaboration, license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition or its ability to fund its obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

The condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such warrants to fair value at each reporting period until the warrants are exercised or expire. Any change in fair value is recognized in the Company’s statements of operations and comprehensive loss.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its condensed consolidated financial statements for the year ended December 31, 2023, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024 from those discussed in our Form 10-K.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss - basic and diluted	$(4,262)	$(6,503)	$(9,963)	$(14,376)
Denominator:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	59,710,265	47,497,414	54,374,423	47,029,396
Net loss per share, basic and diluted	$(0.07)	$(0.14)	$(0.18)	$(0.31)

Weighted average common shares outstanding for the six months ended June 30, 2024 includes 4,144,085 shares of common stock issuable upon the conversion of pre-funded warrants described in Note 8.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Common warrants	17,089,436	—	17,089,436	—
Outstanding options	9,690,400	7,740,840	9,690,400	7,740,840

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

Financial Assets

The following tables present information as of June 30, 2024 and December 31, 2023 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$14,419	$—	$—	$14,419
Marketable securities	28,065	4,340	—	32,405
	$42,484	$4,340	$—	$46,824

	December 31, 2023
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$12,280	$—	$—	$12,280
Marketable securities	10,356	4,173	—	14,529
	$22,636	$4,173	$—	$26,809

As of June 30, 2024, all marketable securities had a maximum remaining maturity of less than two years.

As of June 30, 2024 and December 31, 2023, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$28,060	$6	$(1)	$28,065
U.S. Government agency securities	4,340	—	—	4,340
	$32,400	$6	$(1)	$32,405

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$10,348	$8	$—	$10,356
U.S. Government agency securities	4,166	7	—	4,173
	$14,514	$15	$—	$14,529

Financial Liabilities

The following tables present information as of June 30, 2024 about the Company’s liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Warrant liability	$—	$—	$7,118	$7,118

The Company had no financial liabilities as of December 31, 2023.

During the six months ended June 30, 2024, the changes in the Company’s warrant liability were as follows (in thousands):

Warrants
Warrant liability balance as of December 31, 2023	$—
Issuance of warrants	8,934
Change in fair value	(1,816)
Warrant liability balance as of June 30, 2024	$7,118

The Company uses the Black-Scholes pricing model to determine the fair value of its warrant liabilities using Level 3 inputs. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants.

The key inputs into valuation models used to estimate the fair value of the warrant liabilities as of May 6, 2024, the issuance date, and as of June 30, 2024 were as follows:

		May 6,
		2024
	June 30,	(Date of
	2024	Issuance)
Risk-free interest rate	5.1%	5.1%
Expected volatility	104.2%	104.4%
Expected term (in years)	1.0	1.2
Share price	$1.82	$1.91

5. Equity Method Investment

Angel Pharmaceuticals Co. Ltd. (“Angel”) is a corporate venture in the People’s Republic of China designed to develop, manufacture, and commercialize soquelitinib, ciforadenant and mupadolimab compounds for distribution within the countries of China, Taiwan, Macao, and Hong Kong based on intellectual property licenses to be contributed to Angel by the Company.

As of June 30, 2024 and December 31, 2023, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel Employee Stock Ownership Plan, and is accounted for as an equity method investment. The Company recognized its share of income/loss in Angel for the total amount of $0.6 million and $0.3 million as loss from equity method investment in the condensed consolidated statement of operations for the three and six months ended June 30, 2024, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	June 30, 2024	December 31, 2023

	(in thousands)
Current assets	$16,205	$17,628
Non-current assets	1,192	1,427
Current liabilities	1,028	1,725
Non-current liabilities	531	648
Stockholders' equity	15,838	16,682

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statement of Operations Data	2024	2023	2024	2023

	(in thousands)
Revenue	$—	$—	$—	$—
Gross Profit	—	—	—	—
Net income (loss)	(677)	(1,620)	(432)	(3,549)
Share of loss from investments accounted for using the equity method	(577)	(1,284)	(341)	(3,015)

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the six months ended June 30, 2024, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of June 30, 2024. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product by product and country by country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid single digits up to the low double digits on a country by country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country by country basis and range from the low single digits up to the mid single digits on a country by country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the six months ended June 30, 2024 and 2023, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of June 30, 2024. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

7. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2024	2023
Prepaid and Other Current Assets
Interest receivable	$87	$37
Prepaid research and development manufacturing expenses	146	149
Prepaid facility expenses	196	196
Prepaid insurance	308	179
Other	240	220
	$977	$781
Property and Equipment
Laboratory equipment	$2,537	$2,678
Computer equipment and purchased software	171	171
Leasehold improvements	2,084	2,084
	4,792	4,933
Less: accumulated depreciation and amortization	(4,600)	(4,697)
	$192	$236
Accrued and Other Liabilities
Accrued clinical trial expense	$2,591	$2,302
Accrued manufacturing expense	478	675
Personnel related	683	684
Accrued legal and accounting	322	64
Other	230	245
	$4,304	$3,970

During the three months ended June 30, 2024 and 2023, the Company recorded approximately $21,000 and $36,000 in depreciation expense, respectively, and during the six months ended June 30, 2024 and 2023, the Company recorded approximately $44,000 and $93,000 in depreciation expense, respectively.

8. Warrants

On May 6, 2024, the company completed a registered direct offering in which the Company sold an aggregate of 13,512,699 shares of common stock and common warrants to purchase up to 13,078,509 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7312 per share and common warrant, and pre-funded warrants to purchase up to 4,144,085 shares of common stock and common warrants to purchase up to 4,010,927 shares of common stock (or pre-funded warrants in lieu thereof), at a combined offering price of $1.7311 per share underlying each pre-funded warrant and common warrant, which equals the offering price per share and common warrant less the $0.0001 exercise price per share of the pre-funded warrants.

The pre-funded warrants have an exercise price per share of common stock equal to $0.0001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the pre-funded warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The pre-funded warrants are exercisable at any time after the date of issuance. In accordance with accounting guidance discussed in Note 2, the Company recorded $5.0 million to additional paid-in capital upon issuance of the pre-funded warrants on May 6, 2024. As of June 30, 2024, none of the pre-funded warrants have been exercised.

The common warrants have an exercise price per share of common stock equal to $3.50 per share (or $3.4999 per pre-funded warrant). The exercise price and the number of shares of common stock (or pre-funded warrants in lieu thereof) issuable upon exercise of the common warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The common warrants are exercisable at any time after the date of issuance and will expire on June 30,

2025. In accordance with accounting guidance discussed in Note 2, the Company recorded $8.9 million to warrant liability upon issuance of the common warrants on May 6, 2024 and recorded a change in fair value of warrant liability of $1.8 million to other income in its condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024. The value of the common warrant upon issuance on May 6, 2024 has been included within the cash flows from financing activities. As of June 30, 2024, none of the common warrants have been exercised and the Company’s warrant liability was $7.1 million.

9. Common Stock

As of June 30, 2024, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of June 30, 2024, no dividends on common stock had been declared.

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

On May 1, 2024, the Company amended the 2023 Sales Agreement to decrease the aggregate gross sales proceeds that may be sold pursuant to the 2023 Sales Agreement from $90.0 million to $8.2 million, which decreased the amount available for sale to $100,000. During the six months ended June 30, 2024, the Company did not sell any shares of common stock under its at-the-market offering program. As of June 30, 2024, $100,000 remained available for sale under the 2023 Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2024	2023
Pre-funded warrants	4,144,085	—
Outstanding common warrants	17,089,436	—
Shares available for future option grants	5,132,693	3,617,943
Outstanding options	9,690,400	9,244,150
Shares reserved for employee stock purchase plan	400,000	400,000
Total	36,456,614	13,262,093

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2023	3,617,943	9,244,150	$4.17
Additional shares authorized	1,961,000	—	—
Options granted	(525,000)	525,000	2.26
Options forfeited	78,750	(78,750)	1.84
Balance at June 30, 2024	5,132,693	9,690,400	$4.08

11. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$229	$184	$449	$376
General and administrative	539	353	1,008	653
Total	$768	$537	$1,457	$1,029

12. Income Taxes

During the six months ended June 30, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of June 30, 2024 and December 31, 2023, the right-of-use asset under operating lease was $0.6 million and $1.1 million, respectively. The elements of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Statements of operations and	June 30,		June 30,
	comprehensive loss location	2024	2023	2024	2023
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$306	$306	$615	$612
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	115	85	242	196
Total operating lease cost		$421	$391	$857	$808
Other Information
Operating cash flows used for operating lease		$473	$460	$946	$919
Remaining lease term		0.6 years	1.6 years	0.6 years	1.6 years
Discount rate		8.0%	8.0%	8.0%	8.0%

As of June 30, 2024, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2024*	$717
Total lease payments	717
Less: imputed interest	(17)
Total	$700

* Remainder of the year

As of December 31, 2023, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2024	$1,434
Total lease payments	1,434
Less: imputed interest	(60)
Total	$1,374

14. Commitments and Contingencies

In August 2015, the Company entered into an agreement for a line of credit of $0.1 million for the purpose of issuing its landlord a letter of credit of $0.1 million as a security deposit under its facility lease. The Company pledged money market funds and marketable securities as collateral for the line of credit. For further discussion of the Company’s facility lease agreement, see Note 13.

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

15. Related Party Transactions

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

As part of the registered direct offering, the following number of shares of common stock, pre-funded warrants and common warrants were sold to related parties:

	Number of	Number of	Number of	Aggregate
	Shares of	Pre-Funded	Common	Purchase
	Common Stock	Warrants	Warrants	Price
OrbiMed Advisors LLC (1)	—	1,444,085	1,397,684	$2,499,856
Puissance Capital Management (2)	866,451	—	838,610	1,500,000
Richard A. Miller, M.D. (3)	577,634	—	559,073	1,000,000
William B. Jones, Ph.D. (4)	20,001	—	19,358	34,624
(1)	Peter Thompson, M.D., a member of our Board of Directors since November 2014, is a Private Equity Partner at OrbiMed Advisors, LLC.
(2)	Ted Wang, Ph.D., a Co-Founder, General Manager and Director of Angel Pharmaceuticals, of which the Company holds a 49.7% ownership interest, is the founder of Puissance Capital Management.
(3)	Richard A. Miller, M.D. is the Company’s President, Chief Executive Officer and Chairman of the Board.
(4)	William B. Jones, Ph.D. is the Company’s Senior Vice President, Pharmaceutical Development.

The Company holds a 49.7% ownership in Angel Pharmaceuticals Co. Ltd., a corporate venture in the People’s Republic of China, and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel Pharmaceuticals. Third-

party and internal personnel costs incurred by the Company are billed to Angel Pharmaceuticals in the period incurred and recorded as an offset to expenses. During the six months ended June 30, 2024 and 2023, the Company billed Angel for approximately $9,000 and $48,000, respectively, in third-party party costs. As of June 30, 2024 and December 31, 2023, the Company had approximately $35,000 and $26,000, respectively, in accounts receivable – related party due from Angel Pharmaceuticals.

In addition to the provision of clinical supplies to Angel Pharmaceuticals, Angel Pharmaceuticals may provide clinical supplies or research services to the Company on an as needed basis. These costs are recorded as research and development expense. During the six months ended June 30, 2023, Angel Pharmaceuticals billed the Company for approximately $0.2 million in research services and there were no transactions during the six months ended June 30, 2024.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel Pharmaceuticals. Pursuant to the sublease, rent was due monthly and was subject to scheduled annual increases and Angel Pharmaceuticals was responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease expired in January 2023. Sublease income was recognized on a straight-line basis as other income in our condensed consolidated statements of operations. During the six months ended June 30, 2023, the Company recognized approximately $0.1 million of sublease income.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the six months ended June 30, 2024 and 2023, the Company recorded approximately $155,000 and $184,000, respectively, in clinical trial expenses under its agreements with ICON.

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

Overview

We are a clinical stage biopharmaceutical company developing product candidates that precisely target proteins that are critical to immune cell maturation and function. Our proprietary product candidates, if approved, may have broad applications in cancers, immune mediated diseases and inflammatory diseases. Our lead product candidate, soquelitinib (formerly CPI-818), binds specifically to a protein, interleukin 2 inducible T cell kinase (ITK), involved in T cell proliferation, differentiation and function. Based on the mechanism of action, soquelitinib has the potential to be utilized to inhibit the production of a number of cytokines involved diseases such as atopic dermatitis, asthma, psoriasis and fibrotic diseases. In cancers, soquelitinib has been observed to affect T cell differentiation leading to enhanced function of T cells involved in tumor cell killing.

Since the immune cells affected by our product candidates play a role in many diseases, our strategy is to leverage our research and development capabilities by evaluating our drugs in clinical trials where there is an understanding of the role of specific T cells in the target indication and where we believe such product candidate has optimum chances for success. We believe this strategy has enabled us to move rapidly from preclinical to clinical trials in diverse disease areas, each with large unmet needs. Soquelitiib is expected to enter a registrational, Phase 3 clinical trial for relapsed T cell lymphomas later this year and is now being evaluated in a randomized, placebo controlled Phase 1 trial in patients with atopic dermatitis. We have two additional product candidates which are in clinical development for the treatment of various solid tumors, also based on modulation of immune function.

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

Selective inhibition of ITK can block the production and function of Th2 and Th17 cells, potentially leading to a biasing toward the differentiation of naïve T cells into Th1 cells, a process known as Th1 skewing. Th1 cells lead to the generation of killer T cells that can eliminate tumor cells or viral infected cells. Th1 cells produce interferon gamma and tumor necrosis factor that are cytokines known to destroy cancer cells. We believe, based on our preclinical and Phase 1/1b data from our T cell lymphoma clinical trial, that soquelitinib can lead to reprogramming of normal immune responses that also could be beneficial for the treatment of certain autoimmune, inflammatory and allergic diseases. Overactive Th2 and Th17 cells are known to play a role in autoimmune, inflammatory and allergic diseases, which can potentially be ameliorated by selective ITK inhibition by blocking Th2 and Th17 function and their production of inflammatory cytokines such as IL4, IL5, IL13, IL17 and others.

Soquelitinib is currently being studied both in cancer and in immune mediated disease. A Phase 1/1b clinical trial is being conducted in patients with relapsed T cell lymphomas that was designed to select the optimal dose of soquelitinib and evaluate its safety, pharmacokinetics (“PK”), target occupancy, immunologic effects, biomarkers and efficacy. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400 or 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that is designed to evaluate safety and tumor response to the recommended dose of soquelitinib in disease-specific patient cohorts. The study has enrolled patients from the United States, Australia, China and South Korea with several types of advanced, refractory T cell lymphomas. No dose limiting toxicities were observed in any of the dose levels. As of July 15, 2024, and in a safety population of 75 patients, no hematologic, renal or hepatic treatment-related adverse events were observed and the most common grade 3 to 4 adverse event was pruritus, seen in four patients with lymphoma involving skin. The optimum dose was determined to be 200 mg twice per day based on anti-tumor efficacy and pharmacodynamic studies which revealed full occupancy of the ITK active site by the drug. This dose was also consistent with dose-response effects seen in preclinical experiments both in vitro and in vivo.

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

Interim data from the Phase 1/1b clinical trial were presented at the American Society of Hematology Annual Meeting (“ASH”) in December 2023. At that time, we also announced interim data from the trial as of November 21, 2023 on 21 evaluable patients receiving a dose of 200 mg twice per day and revealed an objective response rate (“ORR”) of 33.3% with 3 complete responses (“CRs”) and 4 partial responses (“PRs”). As of July 16, 2024, 25 patients were enrolled in the trial at the optimal dose, including 23 evaluable patients. For the 23 evaluable patients, objective responses (complete response, CR plus partial response, PR) were seen in nine patients (39%), including six CRs (26%) and three PRs. The median progression free survival was 6.2 months. See waterfall plot below. Disease control (CR, PR and stable disease) was seen in 14 of 23 patients (61%). The stable disease group included five patients who achieved tumor reductions that did not meet the criteria for a PR. Several patients experiencing tumor regression are continuing on therapy as of the data cutoff.

Waterfall Plot for Patients in the 200 mg Dose Cohort of the Soquelitinib Phase 1/1b Clinical Trial for Peripheral T Cell Lymphoma. The plot shows the best percent change in tumor volume in the 23 evaluable patients (eligible patient population), as of July 16, 2024, that were measurable by CT scan or by Modified Severity-Weighted Assessment Tool (mSWAT) for patients with cutaneous involvement. PTCL-NOS, peripheral T cell lymphoma not otherwise specified; CTCL, cutaneous T cell lymphoma of either Sezary or mycosis fungoides type; NKTCL, natural killer cell T cell lymphoma; ALCL, anaplastic large cell lymphoma; AITL, angioimmunoblastic T cell lymphoma.

In August 2023, we completed an End-of-Phase/Pre-Phase 3 meeting with the Food and Drug Administration (“FDA”) regarding our plans to conduct a potentially registrational Phase 3 clinical trial of soquelitinib in relapsed PTCL. The FDA provided feedback on our proposed registration trial, including the proposed endpoints. We anticipate that we will be able to initiate this clinical trial in the third quarter of 2024. The clinical trial is designed to enroll a total of 150 patients with relapsed PTCL that have received ≥ 1 prior therapy and≤3 prior therapies. The number of prior therapies in this range selects for immunocompetent patients. Patients will be randomized 1:1 to soquelitinib 200 mg two-times a day or one of the standard of care chemotherapies. The standard of care agent will be based on the physician’s choice of either belinostat or pralatrexate. The primary endpoint will be progression-free survival. Secondary endpoints will include objective response rate, overall survival and duration of response. We are recruiting investigators and anticipate that leading academic and private medical centers with significant experience in lymphoma research will participate in the trial, including investigators who have conducted other Phase 3 clinical trials in T cell lymphoma and authored many peer-reviewed articles on lymphomas. There are currently no FDA fully approved agents for the treatment of relapsed PTCL. As recently announced, soquelitinib has received Fast Track designation for treatment of adult patients with relapsed or refractory peripheral T cell lymphoma after at least 2 lines of systemic therapy.

In addition to the clinical development of soquelitinib for the treatment of PTCL, we are also enrolling patients at multiple clinical sites in a randomized, placebo-controlled Phase 1 clinical trial of soquelitinib in patients with moderate to severe atopic dermatitis. The trial is planned to enroll 64 patients that have failed at least one prior therapy across four different 28-day dosing regimens of soquelitinib compared to a placebo group. The endpoints include safety and improvement in Eczema Area and Severity Index (“EASI”). Patients and physicians are blinded to treatment assignment. Initial results, as of July 31, 2024, from three evaluable patients in the first cohort of the trial that completed the 28-day dosing regimen and follow-up visit demonstrated signs of clinical activity and corresponding changes in serum cytokine levels that are consistent with soquelitinib’s mechanism of action. These patients received a dose of 100 mg two-times a day, the lowest dose level planned for the trial. We expect additional data for this clinical trial before year-end 2024.

Beyond our current and planned clinical trials for soquelitinib, we also continue to advance our next-generation ITK inhibitor preclinical product candidates, which were designed to deliver precise T-cell modulation that is optimized for specific immunology indications. The next-generation ITK inhibitor candidates are part of our ongoing business development efforts to maximize the potential of the our ITK inhibitor programs and other programs.

Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor. In 2018, we published preclinical findings in animal tumor models demonstrating that treatment with anti-CTLA4 antibody combined with ciforadenant provided synergistic anti-tumor activity based on a novel mechanism of action. We are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic RCC in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). The efficacy endpoint for the trial is deep response rate, defined as CR plus PRs of greater than 50% tumor volume reduction. The clinical trial is expected to enroll up to 60 patients and as of May 31, 2024, a total of 32 patients were enrolled in the trial. The protocol defined pre-specified statistical threshold for efficacy is a 50% increase above the 32% deep response rate seen with previous ipilimumab/nivolumab combination trials in RCC conducted by investigators at the Kidney Cancer Research Consortium. As of May 31, 2024, the interim analysis of the clinical trial has met the threshold for efficacy and therefore enrollment continues.

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

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three and six months ended June 30, 2024 was $4.3 million and $10.0 million, respectively. As of June 30, 2024, we had an accumulated deficit of $344.7 million. We expect our losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through June 30, 2024, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million, a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common warrants for net proceeds of $30.3 million. Immediately prior to the consummation of the IPO, all of our outstanding shares of redeemable convertible preferred stock were converted into 14.3 million shares of our common stock.

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

On May 1, 2024, we amended the 2023 Sales Agreement to decrease the aggregate gross sales proceeds that may be sold pursuant to the 2023 Sales Agreement from $90.0 million to $8.2 million, which decreased the amount available for sale to $100,000. During the six months ended June 30, 2024, we did not sell any shares of common stock under our at-the-market offering program. As of June 30, 2024, $100,000 remained available for sale under the 2023 Sales Agreement.

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

As of June 30, 2024, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $47.2 million. Based on our currently available cash resources and our currently planned level of operations and cash flows, we expect that our cash resources will be sufficient to enable us to advance our programs into the fourth quarter of 2025. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least the next 12 months after the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and concluded that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months from issuance of the condensed consolidated financial statements. However, the Company will need to continue to raise additional capital to fund its operations. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital.”

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the six months ended June 30, 2024 from those discussed in our Form 10-K.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	completion of our ongoing Phase 1/1b clinical trial of soquelitinib in PTCL;
●	completion of our ongoing Phase 1 clinical trial of soquelitinib in atopic dermatitis;
●	initiation of a Phase 3 registrational clinical trial for soquelitinib in PTCL;
●	enrollment and completion of our Phase 1b/2 clinical trial with ciforadenant in collaboration with the Kidney Cancer Research Consortium;
●	a potential clinical trial of soquelitinib in solid tumors; and
●	process development and manufacturing of drug supply of soquelitinib and ciforadenant; and

In addition to our product candidates that are in clinical development, we believe it is important to continue substantial investment in potential new product candidates, including our preclinical next-generation ITK inhibitors, to build the value of our product candidate pipeline and our business.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$4,114	$3,968	$146	$8,189	$8,562	$(373)
General and administrative	1,821	1,654	167	3,999	3,634	365
Total operating expenses	5,935	5,622	313	12,188	12,196	(8)
Loss from operations	(5,935)	(5,622)	(313)	(12,188)	(12,196)	8
Interest income and other expense, net	434	403	31	750	779	(29)
Change in fair value of warrant liability	1,816	—	1,816	1,816	—	1,816
Sublease income - related party	—	—	—	—	56	(56)
Loss before equity method investment	(3,685)	(5,219)	1,534	(9,622)	(11,361)	1,739
Loss from equity method investment	(577)	(1,284)	707	(341)	(3,015)	2,674
Net loss	$(4,262)	$(6,503)	$2,241	$(9,963)	$(14,376)	$4,413

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2024 and 2023 consisted of the following costs by program as well as unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Soquelitinib	$1,503	$1,006	$497	$2,841	$2,653	$188
Ciforadenant	226	321	(95)	408	539	(131)
Mupadolimab	(151)	305	(456)	(55)	424	(479)
Unallocated employee and overhead costs	2,536	2,336	200	4,995	4,946	49
	$4,114	$3,968	$146	$8,189	$8,562	$(373)

For the three months ended June 30, 2024, the increase in soquelitinib costs of $0.5 million as compared to the three months ended June 30, 2023, primarily consisted of an increase of $0.5 million in clinical trial expenses and an increase of $0.2 million in other outside service costs, which were partially offset by decrease of $0.2 million in drug manufacturing costs.

For the six months ended June 30, 2024, the increase in soquelitinib costs of $0.2 million as compared to the six months ended June 30, 2023, primarily consisted of an increase of $0.4 million in clinical trial expenses and an increase of $0.8 million in other outside service costs, which were partially offset by decrease of $1.0 million in drug manufacturing costs.

For the three months ended June 30, 2024, the decrease in ciforadenant costs of $0.1 million as compared to the three months ended June 30, 2023, primarily consisted of a decrease in other outside service costs.

For the six months ended June 30, 2024, the decrease in ciforadenant costs of $0.1 million as compared to the six months ended June 30, 2023, primarily consisted of a decrease of $0.2 million in other outside service costs, which was partially offset by an increase of $0.1 million in clinical trial expenses.

For the three months ended June 30, 2024, the decrease in mupadolimab costs of $0.5 million as compared to the three months ended June 30, 2023, primarily consisted of a decrease of $0.3 million in manufacturing costs and a decrease of $0.2 million in clinical trial expenses.

For the six months ended June 30, 2024, the decrease in mupadolimab costs of $0.5 million as compared to the months ended June 30, 2023, primarily consisted of a decrease of $0.2 million in manufacturing costs and a decrease of $0.3 million in clinical trial expenses.

For the three months ended June 30, 2024, the increase in unallocated costs of $0.2 million as compared to the three months ended June 30, 2023, primarily consisted of an increase in personnel and related costs.

For the six months ended June 30, 2024, the increase in unallocated costs of $0.1 million as compared to the three months ended June 30, 2023, primarily consisted of an increase in personnel and related costs.

General and Administrative Expense

For the three months ended June 30, 2024, the increase in general and administrative expenses of $0.2 million as compared to the three months ended June 30, 2023, primarily consisted of an increase in personnel and related costs.

For the six months ended June 30, 2024, the increase in general and administrative expenses of $0.4 million as compared to the six months ended June 30, 2023, primarily consisted of an increase in personnel and related costs.

Interest Income and Other Expense, net

For the three and six months ended June 30, 2024, the change in interest income and other expense, net was negligible.

Change in fair value of warrant liabilities

For the three and six months ended June 30, 2024, the change in fair value of warrant liabilities represents a decrease in the fair value of common warrants from the issuance date of May 6, 2024 to June 30, 2024.

Sublease Income – Related Party

For the three months ended June 30, 2024 and 2023, there was no sublease income.

For the six months ended June 30, 2024, the decrease in sublease income of $0.1 million as compared to the six months ended June 30, 2023, was due to the expiration of the building sublease agreement with Angel Pharmaceuticals in January 2023

Income (loss) from equity method investment

For the three months ended June 30, 2024, the decrease in loss from equity method investment of $0.7 million as compared to the three months ended June 30, 2023, primarily consisted of a decrease in Angel Pharmaceuticals’ loss for the three months ended June 30, 2024.

For the six months ended June 30, 2024, the decrease in loss from equity method investment of $2.7 million as compared to the six months ended June 30, 2023, primarily consisted of a decrease in Angel Pharmaceuticals’ loss for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $47.2 million, and an accumulated deficit of $344.7 million, compared to cash and cash equivalents and marketable securities of $27.1 million and an accumulated deficit of $334.7 million as of December 31, 2023.

Since our inception and through June 30, 2024, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million, a follow on offering in February 2021, in which we raised net proceeds of approximately $32.0 million and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common warrants for net proceeds of approximately $30.3 million.

During the six months ended June 30, 2024, we did not sell any shares of common stock under our at-the-market offering program. As of June 30, 2024, $100,000 remained available for sale under the 2023 Sales Agreement.

Funding Requirements

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $344.7 million through June 30, 2024. We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our product candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance our soquelitinib, ciforadenant and mupadolimab product candidates, as well as any future product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

We expect to incur substantial additional losses in the future as we conduct our planned research and development activities. We believe that our existing cash, cash equivalents and marketable securities, which includes proceeds from our recent financing, will be sufficient to enable us to advance our programs into the fourth quarter of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

●	the progress, timing, costs and results of clinical trials for soquelitinib, including the planned Phase 3 registrational clinical trial for soquelitinib for the treatment of PTCL, and to a lesser extent, the timing, costs and results of the clinical trials for ciforadenant and mupadolimab;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

●	other factors described in the section of this report entitled “Risk Factors.”

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(10,638)	$(13,334)
Investing activities	(17,511)	313
Financing activities	30,370	7,520
Net increase in cash and cash equivalents	$2,221	$(5,501)

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2024 was $10.6 million, which primarily consisted of a net loss of $10.0 million, adjusted by net non-cash transactions of $0.3 million, that primarily consisted of $1.5 million of stock compensation expense, $0.3 million of loss from equity method investment and a decrease of $1.8 million in the fair value of warrant liability; an increase of $0.2 million in prepaid and other current assets, a decrease of $0.3 million in accounts payable, an increase of $0.3 million in accrued and other current liabilities and a decrease of $0.1 million in operating lease liability net of operating lease right-of-use assets amortization.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2024, net cash flows used in investing activities was $17.5 million, which primarily consisted of purchases of marketable securities of $30.9 million, which were partially offset by maturities of marketable securities of $13.4 million.

During the six months ended June 30, 2023, cash provided by investing activities was $0.3 million, which primarily consisted of proceeds from maturities of marketable securities of $34.2 million, which were partially offset by purchases of marketable securities of $33.8 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities was $30.4 million, which primarily consisted of net proceeds of $16.4 million from the issuance of common stock, net proceeds of $5.0 million from the issuance of pre-funded warrants and proceeds of $8.9 million from the issuance of common warrants.

During the six months ended June 30, 2023, the cash provided by financing activities of $7.5 million primarily consisted of net proceeds from the issuance of common stock through our at-the-market offering program.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the six months ended June 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $47.2 million as of June 30, 2024 and cash, cash equivalents and marketable securities of $27.1 million as of December 31, 2023, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

(b)          Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $27.0 million, $41.3 million and $43.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and $10.0 million and $14.4 million for the six months ended June 30, 2024 and 2023, respectively. We had an accumulated deficit of $344.7 million as of June 30, 2024. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

Given our planned expenditures for the next year and our cash, cash equivalents and marketable securities of $47.2 million at June 30, 2024, we expect that our cash resources will be sufficient to enable us to advance our programs into the fourth quarter of 2025. As a result, unless we receive additional funds from an outside source, we anticipate not being able to fund the completion of our ongoing and planned clinical trials and remaining development of any of soquelitinib, including any potential registration trial for soquelitinib, ciforadenant or mupadolimab. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we will need to seek additional funds, through public or private equity, and debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of June 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 39% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, we entered into the 2023 Sales Agreement with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $90,000,000 through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of June 30, 2024, we had sold 2,461,903 shares of common stock for net proceeds of $7.8 million under the 2023 Sales Agreement. On May 1, 2024, we amended the 2023 Sales Agreement to decrease the aggregate gross sales proceeds from $90.0 million to $8.2 million, which decreased the amount available for sale under the 2023 Sales Agreement from $81.9 million to $100,000. As of June 30, 2024, $100,000 remained available for sale under the 2023 Sales Agreement.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Termination of 2023 Sales Agreement

On March 28, 2023, we entered into an open market sale agreement (the “2023 Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of our common stock, par value $0.0001 per share (the “Common Stock”) from time-to-time, with aggregate gross sales proceeds of up to $90.0 million, through Jefferies as our sales agent. On May 1, 2024, we amended the 2023 Sales Agreement to decrease the aggregate gross sales proceeds that may be sold pursuant to the 2023 Sales Agreement from $90.0 million to $8.2 million, which decreased the amount available for sale to $100,000. On August 6, 2024, we terminated the 2023 Sales Agreement effective immediately.

Jefferies Sales Agreement

On August [6], 2024 we entered into an open market sale agreement (the “2024 Sales Agreement”) with Jefferies to sell Common Stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million, through an at-the-market equity offering program (the “ATM Program”) with Jefferies as our sales agent.

Jefferies may sell the Common Stock by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market (“Nasdaq”) or any other trading market for the Common Stock. Jefferies will use commercially reasonable efforts, consistent with its normal sales and trading practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq, to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions the Company may impose). We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Jefferies under the 2024 Sales Agreement and have provided Jefferies with customary indemnification rights.

We are not obligated to make any sales of Common Stock under the 2024 Sales Agreement. The offering of shares of Common Stock pursuant to the 2024 Sales Agreement will terminate upon the termination of the 2024 Sales Agreement as permitted therein.

The foregoing description of the 2024 Sales Agreement is qualified in its entirety by reference to the 2024 Sales Agreement, a copy of which will be filed as an exhibit to the 2024 Registration Statement (as defined below).

The shares of Common Stock being offered pursuant to the 2024 Sales Agreement will be offered and sold pursuant to a shelf registration statement on Form S-3 (the “2024 Registration Statement”) that we intend to file with the Securities and Exchange Commission and a prospectus relating to the ATM Program which will be included in the 2024 Registration Statement. None of our securities, including any shares of Common Stock, may be sold under the 2024 Sales Agreement, and no offers to buy such securities may be accepted, prior to the time the 2024 Registration Statement becomes effective.

The legal opinion of Latham & Watkins LLP relating to the shares of Common Stock being offered pursuant to the 2024 Sales Agreement will be filed as Exhibit 5.1 to the 2024 Registration Statement.

This report shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2
4.3	Form of Pre-Funded Warrant	8-K	5/6/2024	4.1

4.4	Form of Common Warrant	8-K	5/6/2024	4.2

10.1	Securities Purchase Agreement, dated May 1, 2024, between the Company and the Investors	8-K	5/6/2024	10.1

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: August 6, 2024	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)