Form 10-K
period 2024-12-31
Corvus Pharmaceuticals, Inc.
filed 2025-03-25
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Corvus Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-37719	46-4670809
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

901 Gateway Boulevard, Third Floor, South San Francisco, CA 94080

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

As of June 30, 2024, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $69.0 million, computed by reference to the closing price as reported on The Nasdaq Stock Market. As of March 25, 2025, 68,135,796 shares of the registrant’s common stock were outstanding.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our expectations and beliefs regarding the potential benefits of our product candidates;
●	our expectations regarding the clinical effectiveness of our product candidates and utility of our biomarker data;
●	the anticipated timing, costs and conduct of our ongoing and planned clinical trials for soquelitinib (formerly CPI-818), ciforadenant and mupadolimab and planned preclinical studies and clinical trials for other product candidates in our development programs, including the anticipated timing of data from such trials and related reports;
●	the scope and design of our planned clinical trials, including but not limited to target patient enrollment numbers;
●	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;
●	the timing of the completion of our ongoing and planned clinical trials of soquelitinib, ciforadenant and mupadolimab and the timing and availability of clinical data from such clinical trials;
●	clinical and regulatory development plans with respect to soquelitinib, ciforadenant and mupadolimab, and our other product candidates;
●	our strategy to protect, establish and maintain our proprietary technology and intellectual property rights covering our product candidates, including the projected terms of patent protection;
●	the potential benefits of strategic collaborations, including our collaboration with Angel Pharmaceuticals, our ongoing business development efforts and our ability to enter into strategic arrangements;
●	developments and projections relating to our competitors and our industry, including competing therapies and our beliefs regarding our competitive advantage;
●	our estimates regarding the effect of changes in the tax code as a result of recent federal tax legislation and uncertainty as to how some of those changes may be applied; and
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing, including our forecast of the period of time through which our financial resources will be adequate to support our operations.

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

v

Part I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company developing product candidates that precisely target proteins that are critical to immune cell maturation and function. We believe our proprietary product candidates have broad potential to address cancers, immune mediated diseases and inflammatory diseases. Our lead product candidate, soquelitinib (formerly CPI-818), is designed to bind specifically to a protein, interleukin 2 inducible T cell kinase (ITK), involved in T cell activation, T cell receptor signaling and T cell differentiation and function. Based on the proposed mechanism of action, we believe soquelitinib has the potential to be utilized to inhibit the production of a number of inflammatory cytokines involved in diseases such as atopic dermatitis, asthma, psoriasis and fibrotic diseases. In preclinical studies, Soquelitinib has affected T cell differentiation leading to enhanced function of T cells involved in tumor cell killing.

Since the immune cells targeted by our product candidates play a role in many diseases, our strategy is to leverage our research and development capabilities by evaluating our product candidates in clinical trials where there is an understanding of the role of specific T cells in the target indication and where we believe such product candidates have the broadest potential. We believe this strategy has enabled us to move rapidly from preclinical to clinical trials in diverse disease areas, each with large unmet needs. Soquelitinib entered a registrational, Phase 3 clinical trial for relapsed T cell lymphomas and is also being evaluated in a randomized, placebo controlled Phase 1 trial in patients with atopic dermatitis. We have two additional product candidates which are in clinical development for the treatment of various solid tumors, also based on modulation of immune function.

Product Pipeline

Our product candidate pipeline and anticipated milestones include the following:

Soquelitinib (CPI-818), ITK Inhibitor. Soquelitinib is an investigational selective, orally bioavailable, covalent inhibitor of ITK. ITK, an enzyme that functions in T cell signaling and differentiation, is expressed predominantly in T cells, which are lymphocytes that play a vital role in immune responses. T cell lymphomas are malignancies of T cells that proliferate and spread throughout the body. These lymphomas often have uncontrolled tonic signaling through the T cell receptor pathway, which involves ITK. Inhibition of ITK with soquelitinib could result in blockade of this signaling pathway and control the growth of the malignancy. In addition, one of the key survival mechanisms of both lymphomas and solid tumors is believed to be the reprogramming of normal T cells to create an environment in the tissues that inhibits an anti-tumor immune response and favors tumor growth. We believe highly selective inhibitors of this enzyme will facilitate induction of normal T cell anti-tumor immunity and may be useful in the treatment of solid tumors as well as lymphomas. A normal functioning immune system maintains balance between inflammation, needed to fight infection or eliminate noxious agents, and suppression of inflammation necessary when the inflammatory signals are eliminated. This balance is restored through the action of T regulatory cells, which dampen inflammatory responses. ITK plays a vital role in the function of these regulatory T cells where it acts to modulate immune responses.

In ITK genetic knockout mice, which completely lack expression of ITK, T cells exhibit defects in T helper cell differentiation and cytokine secretion but retain the ability to differentiate into cytotoxic T cells that secrete IL-2 and interferon gamma (“IFNg”), which are the cells responsible for tumor rejection. We believe that skewing T helper cell differentiation to favor cytotoxic T cells, known as Th1 skewing, may be beneficial in treating T cell lymphomas and many other types of cancer. Mice with genetic knock-out of ITK also demonstrate a reduction in Th2 cells, which produce the cytokines that are often responsible for autoimmunity and allergy such as interleukin (Il) Il-4, Il-5, Il-13, Il-17 and many others.

We have designed and developed soquelitinib to covalently target the cysteine amino acid residue at position 442 in the ITK protein. We believe this irreversible targeting of ITK has the potential to provide a potent, selective and prolonged duration of activity without the need for high systemic exposures and thereby improve the therapeutic window. This approach was previously used by our cofounders to generate ibrutinib. Selective inhibition of ITK can block the production and function of Th2 and Th17 helper T cells, potentially leading to a biasing toward the differentiation of naïve T cells into Th1 helper T cells, a process known as Th1 skewing. Th1 cells lead to the generation of killer T cells that can eliminate tumor cells or viral infected cells. Th1 cells produce interferon gamma and tumor necrosis factor that are cytokines known to destroy cancer cells. We believe, based on our preclinical and Phase 1/1b data from our T cell lymphoma clinical trial, that soquelitinib has the potential to reprogram normal immune responses that also could be beneficial for the treatment of certain autoimmune, inflammatory and allergic diseases. Overactive Th2 and Th17 cells are known to play a role in autoimmune, inflammatory and allergic diseases, which can potentially be ameliorated by selective ITK inhibition by blocking Th2 and Th17 function and their production of inflammatory cytokines such as IL4, IL5, IL13, IL17 and others.

Soquelitinib for treatment of T cell lymphomas.

Soquelitinib is currently being studied both in cancer and in immune mediated disease. A Phase 1/1b clinical trial was conducted in patients with relapsed T cell lymphomas that was designed to select the optimal dose of soquelitinib and evaluate its safety, pharmacokinetics (“PK”), target occupancy, immunologic effects, biomarkers and efficacy. The study is no longer enrolling new patients, however, some of the patients remain on therapy and are continuing to receive follow-up monitoring. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400 or 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that was designed to evaluate safety and tumor response to the recommended dose of soquelitinib in disease-specific patient cohorts. The study has enrolled patients from the United States, Australia, China and South Korea with several types of advanced, refractory T cell lymphomas. No dose limiting toxicities were observed in any of the dose levels. As of November 27, 2024, and in a safety population of 75 patients, no hematologic, renal or hepatic treatment-related adverse events were observed and the most common grade 3 to 4 adverse event was pruritus, seen in four patients with lymphoma involving skin. The optimum dose was determined to be 200 mg twice per day based on anti-tumor efficacy and pharmacodynamic studies which revealed full occupancy of the ITK active site by the drug. This dose was also consistent with dose-response effects seen in preclinical experiments both in vitro and in vivo.

Interim data from the Phase 1/1b clinical trial were presented at the American Society of Hematology Annual Meeting (“ASH”) in December 2023. At that time, we also announced interim data from the trial as of November 21, 2023 on 21 evaluable patients receiving a dose of 200 mg twice per day (“200 mg BID”) and revealed an objective response rate (“ORR”) of 33.3% with 3 complete responses (“CRs”) and 4 partial responses (“PRs”).

As of July 16, 2024, 25 patients (≤ 3 prior therapies) were enrolled in the trial at the 200 mg BID dose,

including 23 evaluable patients. For the 23 evaluable patients, objective responses (CR plus PR) were seen in nine patients (39%), including six CRs (26%) and three PRs. The median progression free survival was 6.2 months. As of November 27, 2024, four of the responding patients remained on therapy; 3 with CRs and one with a PR.

In August 2023, we completed an End-of-Phase/Pre-Phase 3 meeting with the Food and Drug Administration (“FDA”) regarding our plans to conduct a potentially registrational Phase 3 clinical trial of soquelitinib in relapsed peripheral T cell lymphoma (“PTCL”). The FDA provided feedback on our proposed registration trial, including the proposed endpoints. We initiated this clinical trial in the third quarter of 2024. The clinical trial is designed to enroll a total of 150 patients with relapsed PTCL that have received ≥ 1 prior therapy and≤3 prior therapies. Patients are being randomized 1:1 to soquelitinib 200 mg two-times a day or one of the standard of care chemotherapies. The standard of care agent is selected based on the physician’s choice of either belinostat or pralatrexate. The primary endpoint is progression-free survival. Secondary endpoints include objective response rate, overall survival and duration of response. Leading academic and private medical centers with significant experience in lymphoma research are participating in the trial, including investigators who have conducted other Phase 3 clinical trials in T cell lymphoma and authored many peer-reviewed articles on lymphomas. There are currently no FDA fully approved agents for the treatment of relapsed PTCL. In July 2024, soquelitinib received Fast Track designation for treatment of adult patients with relapsed or refractory peripheral T cell lymphoma after at least 2 lines of systemic therapy.

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

In December 2024, we and our academic collaborators published results describing the chemistry, enzymology and preclinical anti-tumor activity of soquelitinib in the journal npj Drug Discovery. Key results from the publication include that soquelitinib:

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

The FDA has granted Fast Track Designation to soquelitinib for the treatment of adult patients with relapsed or refractory peripheral T cell lymphoma (PTCL) after at least two lines of systemic therapy. In addition to Fast Track Designation, soquelitinib has also been granted FDA Orphan Drug Designation for the treatment of T cell lymphoma.

Soquelitinib for treatment of atopic dermatitis.

In April 2024, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial with soquelitinib in patients with moderate to severe atopic dermatitis that previously failed one prior topical or systemic therapy. The clinical trial is planned to enroll 64 patients into one of four dosing cohorts in a 3:1 ratio (12 active and 4 placebo) to receive either soquelitinib or placebo. The cohorts are sequentially enrolled and will examine 100 mg oral twice per day, 200 mg oral once per day, 200 mg oral twice per day and 400 mg oral once per day. Patients are treated for 28 days and are then followed for an additional 30 days with no therapy. The primary endpoints include safety and tolerability, and efficacy, measured by improvement in Eczema Area and Severity Index (“EASI”) score, Investigator Global Assessment (“IGA”), reduction in itch and various cytokine biomarkers. EASI scores are also evaluated by the percent of patients that achieve a specified percent reduction in EASI score – EASI 50 for patients that achieved a 50% reduction; EASI 75 for a 75% reduction; and EASI 90 for a 90% reduction. Corvus and a data monitoring committee will be able to monitor the data from the trial as the trial progresses.

On January 13, 2025, we reported top-line results from 16 patients in Cohort 1 (12 patients in the soquelitinib group receiving 100 mg orally twice per day vs. four receiving placebo) and 10 patients in Cohort 2 (seven patients in the soquelitinib group receiving 200 mg orally once per day vs. three receiving placebo) for which 28 days of treatment had been completed. For those 19 patients in the soquelitinib group, 26% achieved IGA 0 or 1 and 37% achieved EASI 75; and of the seven in the placebo group, none achieved IGA 0 or 1 or EASI 75.

No significant safety issues were observed and no clinically significant laboratory abnormalities were seen. All 10 patients from Cohort 2 completed 28 days of dosing at the full dose of 200 mg orally once per day. Cohort 2 of the trial is fully enrolled (N=16) and we are nearing completion of enrollment in the third cohort. We plan to report topline results from Cohorts 1, 2 and 3 in May 2025. To date, over 100 patients have been treated with soquelitinib on our lymphoma and atopic dermatitis clinical trials. Some of the lymphoma patients received continuous therapy for up to two years.

Beyond our current and planned clinical trials for soquelitinib, we also continue to advance our next-generation ITK inhibitor preclinical product candidates, which were designed to deliver precise T-cell modulation that is optimized for specific immunology indications. The next-generation ITK inhibitor candidates are part of our ongoing business development efforts to maximize the potential of our ITK inhibitor programs and other programs.

We have issued patents covering composition of matter and uses of our ITK inhibitors and hold exclusive worldwide rights (except for greater China) for all indications.

Ciforadenant Adenosine A2A Receptor Antagonist. Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor. In 2018, we published preclinical findings in animal tumor models demonstrating that treatment with anti-CTLA4 antibody combined with ciforadenant provided synergistic anti-tumor activity based on a novel proposed mechanism of action. We are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic RCC in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). The efficacy endpoints for the trial are deep response rate, defined as CR plus PRs of greater than 50% tumor volume reduction as well as progression free survival. The clinical trial is planned to enroll up to 60 patients. The protocol defined pre-specified statistical threshold for efficacy is a 50% increase above the 32% deep response rate seen with previous ipilimumab/nivolumab combination trials in RCC conducted by investigators at the Kidney Cancer Research Consortium. An interim analysis performed on May 31, 2024 of the clinical trial has met the interim threshold for efficacy and therefore enrollment continued. Enrollment in the clinical trial now has been completed and patients are being followed.

Mupadolimab, B Cell Activating Anti-CD73 Antibody. Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. While we believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases, we are waiting to initiate a potential Phase 2 randomized clinical trial in order to prioritize the development of our other two lead product candidates. Angel Pharmaceuticals is continuing the development of mupadolimab in China.

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

Soquelitinib is an investigational oral therapy in development for the treatment of immune diseases and cancer. Soquelitinib is designed to precisely inhibit ITK, a critical signaling pathway in the immune system, and is currently in Phase 3 for relapsed and refractory PTCL (R/R PTCL) as well as Phase 1 for atopic dermatitis (AD). If approved for use in patients with AD, we will potentially face branded competition from dupilumab, a biologic approved in 2017, as well as biologics tralokinumab, nemolizumab, and lebrikizumab. In addition, there are several companies developing treatments that may be approved for AD including large pharmaceutical and biotechnology companies such as Pfizer, Sanofi, Amgen, GSK, Lilly, AbbVie, and Incyte.

Currently approved treatments for R/R PTCL include belinostat and pralatrexate, both under accelerated approval. In addition, brentuximab vedotin (BV), is approved for CD30-positive PTCL patients, including front line as well as a subset of previously treated patients. There are also several companies developing treatments for PTCL including, but not limited to, valemetostat (approved in Japan), duvelisib, linperlisib, and golidocitinib (approved in China).

Ciforadenant is an investigational A2A receptor antagonist intended to treat solid tumors. Arcus Biosciences is developing an A2A receptor antagonist for cancer. Mupadolimab is a humanized monoclonal antibody designed to react with a specific site on CD73 and is intended to treat solid tumors. AstraZeneca (AZ) has reported positive results in a Phase 2 clinical trial in Stage 3 NSCLC with the combination of durvalumab and their anti CD73 antibody, oleclumab, and is currently conducting a Phase 3 trial with durvalumab and olecumab.

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trials sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We have in licensed patents and patent applications directed to certain of our product candidates and related uses thereof. We also possess and in license substantial know how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. As of February 6, 2025, our owned and licensed patent portfolio consisted of fourteen licensed U.S. issued patents, thirteen owned U.S. issued patents, six owned U.S. pending patent applications, four owned pending Patent Cooperation Treaty (“PCT”) applications, and one owned U.S. provisional patent applications directed to soquelitinib, ciforadenant and mupadolimab, and certain of our other proprietary technology, inventions, improvements or other potential product candidates. In addition, our owned and licensed patent portfolio included forty licensed patents, four licensed patent applications, forty-one owned patents, and thirty owned patent applications pending in jurisdictions outside of the United States that are foreign counterparts to one or more of the foregoing U.S. patents and patent applications. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, Japan, South Korea, Australia and China.

With respect to the immuno-oncology product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued United States patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. The issued United States patents we license from Vernalis directed to the composition of matter of ciforadenant and its method of use for treating disorders treatable by purine receptor blocking are expected to expire around June 2029, excluding any patent term extension that may be available. The granted U.S. and foreign patents, pending U.S. and foreign patent applications, and PCT International patent application, if granted as patents, that we own directed to the methods of treatment for ciforadenant are expected to expire between December 2036 and April 2045, excluding any patent term extension that may be available. The granted U.S. and foreign patents and pending U.S. and foreign patent applications, if granted as patents, that we own directed to the composition of matter and methods of treatment for mupadolimab are expected to expire between December 2036 and May 2042, excluding any patent term extension that may be available. The granted U.S. and foreign patents, pending U.S. and foreign patent applications, PCT International patent application, and US provisional applications, if granted as patents, that we own directed to the composition of matter and methods of treatment for soquelitinib are expected to expire between November 2037 and December 2044, excluding any patent term extension that may be available. However, the actual protection afforded by a patent varies on a product by product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Pursuant to this agreement, we made a one-time cash payment to Vernalis in the amount of $1.0 million upon entering into the agreement. We are also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, we made a milestone payment of $3 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single-agent ciforadenant in our Phase 1/1b clinical trial. During the year ended December 31, 2023, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of December 31, 2024.

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

Upon execution of the agreement, we made a one-time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. We are also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. We are also required to make development and sales milestone payments to Monash with respect to the licensed products. During the year ended December 31, 2024, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of December 31, 2024. We are also required to pay to Monash tiered royalties on net sales of licensed products sold by us, our affiliates and our sublicensees at a rate ranging in the low-single digits. In addition, should we sublicense our rights under the agreement, we have agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

●	completion of certain preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice (“GLP”) regulations and other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an institutional review board (“IRB”) or ethics committee at each clinical site before the trial is commenced;
●	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) regulations to establish the safety and efficacy of the proposed drug, or safety, purity and potency of the proposed biologic for its intended use;
●	submission to the FDA of an NDA or BLA;
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	satisfaction of selected clinical investigation sites to assess compliance with GCP; and
●	FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30 day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

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

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the approved therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

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

In addition, the Pediatric Research Equity Act (“PREA”), which requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed to be safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Once the submission is accepted for filing, the FDA begins an in depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Under the Prescription Drug User Fee Act guidelines that are currently in effect, the FDA has a goal to complete a standard review of an NDA for a new molecular entity or an original BLA within ten months after the filing date, or, if the application qualifies for priority review, within six months after the filing date.

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

After the FDA evaluates an NDA or BLA and conducts any required inspections, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval.

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

In addition, depending on the designs of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Drug and biologic product candidates intended to treat serious or life threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well controlled confirmatory clinical trials to verify and describe the anticipated clinical benefit, and may require that such confirmatory trials be underway prior to granting accelerated approval. A product receiving accelerated approval may be subjected to expedited withdrawal procedures if the sponsor fails to conduct any required confirmatory trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval pre approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

In addition, the Budget Control Act of 2011 and due to subsequent legislative amendments included, among other things, aggregate reductions of Medicare payments to providers that will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Research and Development Expenses

Our research and development expenses were $19.4 million, $16.5 million and $24.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

Human Capital Resources

As of December 31, 2024, we had 31 total employees, all of whom were full-time and 23 of whom were primarily engaged in research and development activities.

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

Facilities

We currently lease approximately 20,916 square feet of office and research and development facilities in South San Francisco, California. This facility lease will expire in February 2028.

We previously leased approximately 27,280 square feet of office and research and development facilities in Burlingame, California. Approximately 7,585 square feet was subleased to Angel Pharmaceuticals through January 2023. This facility lease expired in January 2025.

Corporate Information

We were incorporated in Delaware on January 27, 2014 and began operations in November 2014. Our principal executive offices are located at 901 Gateway Boulevard, South San Francisco, California 94080, and our telephone number is (650) 900 4520. Our website address is http://www.corvuspharma.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $62.3 million, $27.0 million and $41.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. We had an accumulated deficit of $397.0 million as of December 31, 2024. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

The report of our independent registered public accounting firm included a “going concern” explanatory paragraph.

We will require substantial funds to finance our research and development programs and support our operations. Our cash, cash equivalents and marketable securities were $52.0 million at December 31, 2024. Given our planned expenditures for the next year, we have concluded, and our independent registered public accounting firm has agreed with our conclusion that there is a substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. As a result, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Further, the inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into business development or collaboration agreements.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our audited consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability to continue as a going concern within at least 12 months after the issuance of such financial statements.

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

As of December 31, 2024, we had capital resources consisting of cash, cash equivalents and marketable securities of $52.0 million. Given our planned expenditures for the next year, we do not expect our existing capital resources to be sufficient to fund our operations through a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. As a result, unless we receive additional funds from an outside source, we anticipate not being able to fund the completion of our ongoing and planned clinical trials and remaining development of any of soquelitinib, including any potential registration trial for soquelitinib, ciforadenant or mupadolimab. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we will need to seek additional funds, through public or private equity, and debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel obtained global rights to our BTK inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

The FDA or comparable foreign regulatory authorities, including in China, can delay, limit or deny approval of a product candidate for many reasons, including:

●	such authorities may disagree with the design or implementation of our or any of our existing or potential future collaborators’ clinical trials;
●	we or any of our existing or potential future collaborators may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe, pure, potent or effective for any indication;
●	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
●	we or any of our existing or potential future collaborators may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
●	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our existing or potential future collaborators contract for clinical and commercial supplies; or
●	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our existing or potential future collaborators’ clinical data insufficient for approval.

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

A Fast Track Designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive regulatory approval.

On July 29, 2024, the FDA granted Fast Track designation for soquelitinib for the [treatment of adult patients with relapsed or refractory peripheral T-cell lymphoma after at least two lines of systemic therapy]. Depending on the data from our preclinical and clinical studies, we may decide to seek additional Fast Track designations for some or all of our other product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, drugs and biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. A NDA or BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for any of our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that soquelitinib or any other product candidate that may be granted Fast Track designation will receive regulatory approval in the U.S. Many product candidates that have received Fast Track Designation have ultimately failed to obtain approval.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staff reductions or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, staff reductions, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics or modifications to approved drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

In addition, during the COVID-19 pandemic, the FDA experienced administrative delays and postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if funding shortages, staffing reductions or renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price, or AMP. More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Additionally, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.

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

Mupadolimab, which we evaluated in a Phase 1/1b oncology clinical trial is regulated by the FDA as a biological product. We believe that mupadolimab and any of our future product candidates, if approved as a biological product under a BLA, should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Jurisdictions in addition to the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace factors.

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

On February 8, 2024, we announced that the FDA granted Orphan Drug Designation for soquelitinib for the treatment of T cell lymphoma. We also believe many of the targeted indications of our other product candidates, could qualify for orphan drug designation. As a result, we may seek to obtain additional orphan drug designations in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease or condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our other product candidates, we may never receive such designations.

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

We may form additional strategic alliances and collaborative partnerships in the future, and we may not realize the benefits of such alliances.

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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 39% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on August 6, 2024, we entered into the 2024 Sales Agreement with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $100,000,000 through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of December 31, 2024, no shares of common stock had been sold under the 2024 Sales Agreement and $100.0 million remained available for sale under the 2024 Sales Agreement.

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

Pursuant to Section 404 of Sarbanes-Oxley, if and when we no longer qualify as a smaller reporting company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To continue to comply with the requirements of being a reporting company under the Exchange Act, as we continue to grow, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2024, we had federal net operating loss (“NOL”) carryforwards of approximately $243.8 million and state NOL carryforwards of approximately $317.8 million available to offset future taxable income. If not utilized, the federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2024, we also had $10.2 million of federal research and development tax credit, $0.5 million of federal orphan drug credit, and $5.4 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2036, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

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

Item 2. Properties

We currently lease approximately 20,916 square feet of office and research and development facilities in South San Francisco, California. This facility lease will expire in January 2028.

We previously leased approximately 27,280 square feet of office and research and development facilities in Burlingame, California. Approximately 7,585 square feet was subleased to Angel Pharmaceuticals through January 2023. This facility lease expired in January 2025.

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

	Price Range
	High	Low
2024
First Quarter	$2.58	$1.65
Second Quarter	$2.35	$1.30
Third Quarter	$6.15	$1.75
Fourth Quarter	$10.00	$3.77
2023
First Quarter	$0.94	$0.61
Second Quarter	$4.19	$0.72
Third Quarter	$3.16	$1.37
Fourth Quarter	$1.92	$1.05

Holders of Record

As of March 25, 2025, there were approximately 16 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical stage biopharmaceutical company developing product candidates that precisely target proteins that are critical to immune cell maturation and function. We believe our proprietary product candidates have broad potential to address cancers, immune mediated diseases and inflammatory diseases. Our lead product candidate, soquelitinib (formerly CPI-818), is designed to bind specifically to a protein, interleukin 2 inducible T cell kinase (ITK), involved in T cell activation, T cell receptor signaling and T cell differentiation and function. Based on the proposed mechanism of action, we believe soquelitinib has the potential to be utilized to inhibit the production of a number of inflammatory cytokines involved in diseases such as atopic dermatitis, asthma, psoriasis and fibrotic diseases. In preclinical studies, Soquelitinib has affected T cell differentiation leading to enhanced function of T cells involved in tumor cell killing.

Since the immune cells targeted by our product candidates play a role in many diseases, our strategy is to leverage our research and development capabilities by evaluating our product candidates in clinical trials where there is an understanding of the role of specific T cells in the target indication and where we believe such product candidates have the broadest potential. We believe this strategy has enabled us to move rapidly from preclinical to clinical trials in diverse disease areas, each with large unmet needs. Soquelitinib entered a registrational, Phase 3 clinical trial for relapsed T cell lymphomas and is also being evaluated in a randomized, placebo controlled Phase 1 trial in patients with atopic dermatitis. We have two additional product candidates which are in clinical development for the treatment of various solid tumors, also based on modulation of immune function.

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2024 and 2023 was $62.3 million and $27.0 million, respectively. As of December 31, 2024, we had an accumulated deficit of $397.0 million. We expect our losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through December 31, 2024, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of $64.9 million, a follow on offering of our common stock in February 2021, in which we raised net proceeds of $32.0 million and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common warrants for net proceeds of $30.3 million. Immediately prior to the consummation of the IPO, all of our outstanding shares of redeemable convertible preferred stock were converted into 14.3 million shares of our common stock.

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

During the year ended December 31, 2024, we did not sell any shares of common stock under our at-the-market offering program and $100.0 million remained available for sale under the 2024 Sales Agreement.

Our three product candidates, soquelitinib, ciforadenant and mupadolimab, are in clinical development by us and / or our partner, Angel Pharmaceuticals. Except for Greater China, we own the world-wide rights to these product candidates.

As a result of our ongoing development efforts, we anticipate needing to spend substantial resources for the foreseeable future. Consequently, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Such financing could result in dilution to stockholders and may include the imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including potential future revenue streams. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of factors such as the impacts of pandemics and increases in inflation rates or interest rates. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of December 31, 2024, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $52.0 million. Based on our currently available cash resources and our currently planned level of operations and cash flows for at least the 12 month period subsequent to the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we will require additional funding by the first quarter of 2026. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least 12 months beyond the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Under the applicable accounting standards, the receipt of potential funding from future equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for at least 12 months from the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital.”

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	completion of our ongoing Phase 1/1b clinical trial for soquelitinib in relapsed T cell lymphomas;
●	enrollment and completion of our ongoing Phase 3 registrational clinical trial for soquelitinib in PTCL;
●	enrollment and completion of our ongoing Phase 1 clinical trial for soquelitinib in atopic dermatitis;
●	completion of our Phase 1b/2 clinical trial with ciforadenant in collaboration with the Kidney Cancer Research Consortium;
●	a potential Phase 2 clinical trial for soquelitinib in atopic dermatitis;
●	a potential clinical trial for soquelitinib in solid tumors
●	a potential clinical trial for soquelitinib in asthma;
●	process development and manufacturing of drug supply of soquelitinib and ciforadenant; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Year ended December 31,			Change	Change
	2024	2023	2022	2023 to 2024	2022 to 2023
Operating expenses:
Research and development	$19,385	$16,526	$24,468	$2,859	$(7,942)
General and administrative	8,163	6,881	8,097	1,282	(1,216)
Total operating expenses	27,548	23,407	32,565	4,141	(9,158)
Loss from operations	(27,548)	(23,407)	(32,565)	(4,141)	9,158
Interest income and other expense, net	1,824	1,584	654	240	930
Gain from sale of property and equipment	5	—	22	5	(22)
Change in fair value of warrant liability	(33,377)	—	—	(33,377)	—
Sublease income - related party	—	78	587	(78)	(509)
Loss before equity method investment	(59,096)	(21,745)	(31,302)	(37,351)	9,557
Loss from equity method investment	(3,197)	(5,284)	(10,005)	2,087	4,721
Net loss	$(62,293)	$(27,029)	$(41,307)	$(35,264)	$14,278

Research and Development Expenses

Research and development expenses for the years ended December 31, 2024, 2023 and 2022, consisted of the following costs by program (specific program costs consist solely of external costs):

	Year ended December 31,			Change	Change
	2024	2023	2022	2023 to 2024	2022 to 2023
Soquelitinib	$8,813	$5,335	$3,861	$3,478	$1,474
Ciforadenant	33	963	1,327	(930)	(364)
Mupadolimab	82	772	9,789	(690)	(9,017)
Unallocated employee and overhead costs	10,457	9,456	9,491	1,001	(35)
	$19,385	$16,526	$24,468	$2,859	$(7,942)

For the year ended December 31, 2024, the increase in soquelitinib costs of $3.5 million as compared to the year ended December 31, 2023, primarily consisted of an increase of $2.3 million in clinical trial expenses, an increase of $0.8 million in drug manufacturing costs and an increase of $0.4 million in other outside services.

For the year ended December 31, 2024, the decrease in ciforadenant costs of $0.9 million as compared to the year ended December 31, 2023, primarily consisted of a release of a $0.7 million legacy clinical trial accrual and a decrease of $0.2 million in other outside services.

For the year ended December 31, 2024, the decrease in mupadolimab costs of $0.7 million as compared to the year ended December 31, 2023, primarily consisted of a decrease of $0.4 million in clinical trial expenses and a decrease of $0.3 million in drug manufacturing costs.

For the year ended December 31, 2024, the increase in unallocated costs of $1.0 million as compared to the year ended December 31, 2023, primarily consisted of an increase of $0.9 million in personnel related costs and an increase of $0.1 million in other outside services.

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

General and Administrative Expenses

For the year ended December 31, 2024, the increase in general and administrative expenses of $1.3 million as compared to the year ended December 31, 2023, primarily consisted of an increase of $0.9 million in personnel and related costs and an increase of $0.4 million in other outside costs.

For the year ended December 31, 2023, the decrease in general and administrative expenses of $1.2 million as compared to the year ended December 31, 2022, primarily consisted of a decrease of $0.6 million in personnel and related costs and a decrease of $0.6 million in other outside costs.

Interest Income and Other Expense, net

For the year ended December 31, 2024, the increase in interest income and other expense, net of $0.2 million as compared to the year ended December 31, 2023, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities.

For the year ended December 31, 2023, the increase in interest income and other expense, net of $0.9 million as compared to the year ended December 31, 2022, primarily consisted of an increase in interest income earned due to an increase in interest rates.

Gain from sale of property and equipment

For the year ended December 31, 2024 and 2023, the gain from sale of property and equipment consisted of proceeds from the sale of laboratory equipment.

Sublease income – related party

For the year ended December 31, 2024, the decrease in sublease income – related party of $0.1 million as compared to the year ended December 31, 2023, was due to the expiration of the building sublease agreement with Angel Pharmaceuticals’ in January 2023.

For the year ended December 31, 2023, the decrease in sublease income – related party of $0.5 million as compared to the year ended December 31, 2022, was due to the expiration of the building sublease agreement with Angel Pharmaceuticals’ in January 2023.

Loss from equity method investment

For the year ended December 31, 2024, the decrease in loss from equity method investment of $2.1 million as compared to the year ended December 31, 2023, primarily consisted of a decrease in our share of Angel Pharmaceutical’s loss for the year ended December 31, 2024.

For the year ended December 31, 2023, the decrease in loss from equity method investment of $4.7 million as compared to the year ended December 31, 2022, primarily consisted of a decrease in our share of Angel Pharmaceutical’s loss for the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $52.0 million and an accumulated deficit of $397.0 million.

Since our inception and through December 31, 2024, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million, a follow on offering of our common stock in February 2021, in which we raised net proceeds of approximately $32.0 million and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common warrants for net proceeds of approximately $30.3 million. During the year ended December 31, 2024, we raised net proceeds of $18.6 million from the exercise of common warrants.

During the year ended December 31, 2024, we did not sell any shares of common stock under our at-the-market offering program. As of December 31, 2024, $100.0 million remained available for sale under the 2024 Sales Agreement.

Funding Requirements

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $397.0 million through December 31, 2024. We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our product candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance our soquelitinib, ciforadenant and mupadolimab product candidates, as well as any future product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

We expect to incur substantial additional losses in the future as we conduct our planned research and development activities. We believe that our existing cash, cash equivalents and marketable securities will only be sufficient to fund our planned operating and capital needs into the first quarter of 2026 and will not be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of this Annual Report on Form 10-K. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

●	the progress, timing, costs and results of clinical trials for soquelitinib, including the potential registrational clinical trial for soquelitinib, and to a lesser extent, the timing, costs and results of the clinical trials for ciforadenant and mupadolimab;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

●	other factors described in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year ended December 31,			Change	Change
	2024	2023	2022	2023 to 2024	2022 to 2023
Net cash provided by (used in):
Operating activities	$(25,424)	$(23,935)	$(27,023)	$(1,489)	$3,088
Investing activities	(27,484)	15,541	(23,276)	(43,025)	38,817
Financing activities	49,028	7,855	—	41,173	7,855
Net increase in cash and cash equivalents	$(3,880)	$(539)	$(50,299)	$(3,341)	$49,760

Cash Flows from Operating Activities

Cash used in operating activities during the year ended December 31, 2024 was $25.4 million, which primarily consisted of a net loss of $62.3 million, adjusted by net non-cash transactions of $38.5 million, that primarily consisted of $3.0 million of stock compensation expense, $3.2 million of loss from equity method investment and an increase of $33.4 million in the fair value of warrant liability, an increase of $1.6 million in prepaid and other current assets, an increase of $1.1 million in accounts payable, a decrease of $0.3 million in accrued and other current liabilities and a decrease of $0.3 million in operating lease liability net of operating lease right-of-use assets amortization.

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

Cash Flows from Investing Activities

Cash used in investing activities during the year ended December 31, 2024 was $27.5 million, which consisted of purchases of marketable securities of $70.1 million, which were partially offset by maturities of marketable securities of $42.6 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2024 was $49.0 million, which primarily consisted of net proceeds of $16.4 million from the issuance of common stock, net proceeds of $5.0 million from the issuance of pre-funded warrants, proceeds of $8.9 million from the issuance of common warrants, proceeds of $18.6 million from the exercise of common warrants and proceeds of $0.1 million from the exercise of common stock options.

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

Contractual Obligations

Our principal commitment consists of obligations under our non-cancelable operating lease for our facilities in South San Francisco, CA that expires in 2028.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. On an ongoing basis, our management evaluates its estimates including, but not limited to: those related to the accrual for certain liabilities, including accrued clinical trial liabilities; long-lived assets; going concern assessment; and the amounts of deferred tax assets and liabilities, including the related allowance. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe our critical accounting policy relating to clinical trial accruals reflects the more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

See Note 2 in Item 8 “Financial Statements and Supplementary Data.”

Segment Information

We have one primary business activity and operate as one reportable segment. See Note 4 in Item 8 “Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $52.0 million as of December 31, 2024, which consisted of cash, U.S. Treasury securities and U.S. government agency securities. The interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

We do not have any foreign currency or other derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

CORVUS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corvus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corvus Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Clinical Trial Accruals

As described in Notes 2 and 8 to the consolidated financial statements, the Company recorded $1.67 million in clinical trial accruals as of December 31, 2024. Management applies significant judgment in developing estimates for clinical trial accruals based on assumptions related to the vendors’ progress towards completion. Management estimates the vendors’ progress towards completion using data such as clinical site activations, patient enrollment or information provided to the Company by its vendors regarding actual costs incurred. Management determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or stage of completion, or the services completed.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for estimating the clinical trial accruals; (ii) evaluating the appropriateness of the method used by management to develop the estimate; (iii) testing the completeness and accuracy of data used to develop the estimate; and (iv) evaluating the reasonableness of the significant assumption related to the vendors’ progress towards completion of clinical trials. Evaluating management’s assumption related to the vendors’ progress towards completion of clinical trials involved (i) obtaining and examining contract terms on a test basis to evaluate the completeness and consistency of the costs in the contract with the costs used in developing the estimate; (ii) verifying patient visits on a test basis; and (iii) considering whether this assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 25, 2025

We have served as the Company’s auditor since 2015

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$8,740	$12,620
Marketable securities	43,224	14,529
Accounts receivable - related party	75	26
Prepaid and other current assets	2,368	781
Total current assets	54,407	27,956
Property and equipment, net	151	236
Operating lease right-of-use asset	1,177	1,149
Investment in Angel Pharmaceuticals	12,540	16,123
Other assets	632	89
Total assets	$68,907	$45,553

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,582	$1,525
Operating lease liability	185	1,374
Accrued and other liabilities	3,725	3,970
Warrant liability	28,910	—
Total current liabilities	35,402	6,869
Operating lease liability	937	—
Total liabilities	36,339	6,869
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023; 0 shares issued and outstanding at each of December 31, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at December 31, 2024 and December 31, 2023; 67,899,779 and 49,038,582 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	7	5
Additional paid-in capital	430,859	374,363
Accumulated other comprehensive loss	(1,288)	(967)
Accumulated deficit	(397,010)	(334,717)
Total stockholders’ equity	32,568	38,684
Total liabilities and stockholders’ equity	$68,907	$45,553

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Research and development	$19,385	$16,526	$24,468
General and administrative	8,163	6,881	8,097
Total operating expenses	27,548	23,407	32,565
Loss from operations	(27,548)	(23,407)	(32,565)
Interest income and other expense, net	1,824	1,584	654
Gain from sale of property and equipment	5	—	22
Change in fair value of warrant liability	(33,377)	—	—
Sublease income - related party	—	78	587
Loss before equity method investment	(59,096)	(21,745)	(31,302)
Loss from equity method investment	(3,197)	(5,284)	(10,005)
Net loss	$(62,293)	$(27,029)	$(41,307)
Net loss per share, basic and diluted	$(1.02)	$(0.56)	$(0.89)
Shares used to compute net loss per share, basic and diluted	60,985,165	48,025,274	46,553,511
Other comprehensive loss:
Unrealized gain on marketable securities	65	66	(48)
Cumulative foreign currency translation adjustment	(386)	(470)	(2,384)
Comprehensive loss	$(62,614)	$(27,433)	$(43,739)

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	46,553,511	$5	$361,669	$1,869	$(266,381)	$97,162
Stock-based compensation expense	—	—	2,692	—	—	2,692
Unrealized loss on marketable securities	—	—	—	(48)	—	(48)
Foreign currency translation adjustment	—	—	—	(2,384)	—	(2,384)
Net loss	—	—	—	—	(41,307)	(41,307)
Balance at December 31, 2022	46,553,511	$5	$364,361	$(563)	$(307,688)	$56,115
Issuance of common stock in connection with at-the-market offering, net	2,461,903	—	7,843	—	—	7,843
Common stock issued on exercise of stock options	23,168	—	12	—	—	12
Stock-based compensation expense	—	—	2,147	—	—	2,147
Unrealized loss on marketable securities	—	—	—	66	—	66
Foreign currency translation adjustment	—	—	—	(470)	—	(470)
Net loss	—	—	—	—	(27,029)	(27,029)
Balance at December 31, 2023	49,038,582	$5	$374,363	$(967)	$(334,717)	$38,684
Common stock issued in connection with registered direct offering, net	13,512,699	1	16,404	—	—	16,405
Pre-funded warrants issued in connection with registered direct offering, net	—	—	5,031	—	—	5,031
Issuance of common stock upon exercise of common stock warrants	5,311,198	1	31,990	—	—	31,991
Common stock issued on exercise of stock options	37,300	—	68	—	—	68
Stock-based compensation expense	—	—	3,003	—	—	3,003
Unrealized gain on marketable securities	—	—	—	65	—	65
Foreign currency translation adjustment	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	(62,293)	(62,293)
Balance at December 31, 2024	67,899,779	$7	$430,859	$(1,288)	$(397,010)	$32,568

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(62,293)	$(27,029)	$(41,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	151	367
Accretion related to marketable securities	(1,141)	(894)	(170)
Stock-based compensation	3,003	2,147	2,692
Gain from sale of property and equipment	(5)	—	(22)
Change in fair value of warrant liability	33,377	—	—
Loss from equity method investment	3,197	5,284	10,005
Changes in operating assets and liabilities:
Accounts receivable - related party	(49)	562	(81)
Prepaid and other current assets	(1,587)	(8)	581
Operating lease right-of-use asset	(28)	1,068	973
Other assets	(543)	40	107
Accounts payable	1,057	(451)	411
Accrued and other liabilities	(245)	(3,578)	467
Operating lease liability	(252)	(1,227)	(1,046)
Net cash used in operating activities	(25,424)	(23,935)	(27,023)
Cash flows from investing activities
Purchases of marketable securities	(70,119)	(47,048)	(66,191)
Maturities of marketable securities	42,630	62,623	43,162
Purchases of property and equipment	—	(34)	(269)
Proceeds from sale of property and equipment	5	–	22
Net cash (used in) provided by investing activities	(27,484)	15,541	(23,276)
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $1,794 in aggregate gross proceeds from related parties)	16,405	—	—
Proceeds from issuance of pre-funded warrants, net (includes $1,769 in aggregate gross proceeds from related parties)	5,031	—	—
Proceeds from issuance of common warrants (includes $1,472 in aggregate gross proceeds from related parties)	8,934	—	—
Proceeds from the exercise of common stock warrants	18,590	—	—
Proceeds from issuance of common stock in connection with at-the-market offering, net	—	7,843	—
Proceeds from exercise of common stock options	68	12	—
Net cash provided by financing activities	49,028	7,855	0
Net decrease in cash and cash equivalents	(3,880)	(539)	(50,299)
Cash and cash equivalents at beginning of the period	12,620	13,159	63,458
Cash and cash equivalents at end of the period	$8,740	$12,620	$13,159
Supplemental disclosures of cash flow information
Reclassification of common stock warrant liability into additional paid-in capital upon exercise of common stock warrants	$13,401	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Corvus Pharmaceuticals, Inc. (“Corvus” or the “Company”) was incorporated in Delaware on January 27, 2014 and commenced operations in November 2014. Corvus is a clinical-stage biopharmaceutical company. The Company’s operations are located in South San Francisco, California.

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

Registered Direct Offering

On May 6, 2024, the Company completed a registered direct offering which resulted in gross proceeds of approximately $30.6 million. The financing consisted of the sale of 13,512,699 shares of common stock and accompanying common stock warrants to purchase 13,078,509 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7312 per share, and the sale of pre-funded warrants to purchase 4,144,085 shares of common stock and accompanying common warrants to purchase 4,010,927 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7311 per share. The common warrants have an exercise price of $3.50 per share of common stock (or $3.4999 per pre-funded warrant in lieu thereof), are exercisable at any time after the date of issuance, subject to certain ownership limitations, and expire on June 30, 2025. The pre-funded warrants have an exercise price of $0.0001 and are exercisable any time after the date of the issuance, subject to certain ownership limitations. During the year ended December 31, 2024, 5,311,198 of common stock warrants were exercised, resulting in aggregate proceeds of approximately $18.6 million received by the Company.

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $397.0 million as of December 31, 2024. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through the sale of redeemable convertible preferred stock and common stock. As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $52.0 million. The Company’s cash, cash equivalents and marketable securities are not sufficient to fund the Company’s planned operations for a period of at least 12 months from the date these consolidated financial statements are issued. To fund the Company's planned operations, the Company will need to raise additional capital. The Company intends to raise additional capital through private and public equity offerings, including its “at-the-market” offering program, debt financings, the potential exercise of common warrants outstanding with an exercise price of $3.50 per share and potential future collaboration, license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment, that of the development and commercialization of drugs and antibodies that target critical elements of the immune system. See Note 4 Segments for further details.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

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

See Note 6 Equity Method Investment, for further information.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding and Exchange Warrants outstanding during the period, without consideration of potentially dilutive securities. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, the Prefunded Warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares, Prefunded Warrants, and potentially dilutive securities outstanding for the period. Diluted net loss per share is the same as basic net loss per share for all periods presented since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This ASU requires disclosures to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update effective December 31, 2024, on a retrospective basis. Refer to Note 4 Segments for further details.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss - basic and diluted	$(62,293)	$(27,029)	$(41,307)
Denominator:
Weighted average common shares and prefunded warrants outstanding used to compute basic and diluted net loss per share	60,985,165	48,025,274	46,553,511
Net loss per share, basic and diluted	$(1.02)	$(0.56)	$(0.89)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Year Ended December 31,
	2024	2023	2022
Common warrants (1)	11,778,238	—	—
Outstanding options	11,935,100	9,244,150	7,006,250
Total shares of common stock equivalents	23,713,338	9,244,150	7,006,250

(1)	Based on the treasury stock method, such common warrants that are in-the-money should be included in the calculation of diluted earnings per share (“EPS”) if the impact is not anti-dilutive. Therefore, as the Company was in a net loss position for the year ended December 31, 2024 and other expense from the revaluation of the common warrants was $33.4 million for the year ended December 31, 2024, respectively, the impact of including the common warrants in calculating diluted EPS would be antidilutive and the Company has excluded the common warrants from the calculation of diluted net loss per share.

4. Segments

The Company views its operations and manages its business in one operating segment, that of the development and commercialization of drugs and antibodies that target critical elements of the immune system. The Company's CODM is made up of the Chief Executive Officer and Chief Financial Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and programs that are in line with the Company's long-term company-wide strategic goals.

The following table presents reportable segment net loss, including significant expense categories, attributable to the Company's reportable segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Compensation and benefits, excluding stock-based compensation	$7,438	$6,737	$7,239
Stock-based compensation	3,003	2,148	2,691
Drug manufacturing	2,485	2,195	11,213
Clinical trial	4,148	2,716	3,159
Outside general and administrative	3,101	2,703	2,978
Facilities and insurance	3,219	3,160	3,342
Other segment items (1)	4,154	3,748	1,943
Total segment expense	27,548	23,407	32,565
Non-operating income and expense, net	34,745	3,622	8,742
Net loss	$62,293	$27,029	$41,307

(1)	Includes consulting, non-clinical research and laboratory supplies.

5. Fair Value Measurements

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

Financial Assets

The following tables present information as of December 31, 2024 and 2023 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	December 31, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$8,333	$—	$—	$8,333
Marketable securities	37,764	5,460	—	43,224
	$46,097	$5,460	$—	$51,557

	December 31, 2023
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$12,280	$—	$—	$12,280
Marketable securities	10,356	4,173	—	14,529
	$22,636	$4,173	$—	$26,809

As of December 31, 2024, marketable securities had a maximum remaining maturity of less than two years.

As of December 31, 2024 and 2023, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$37,688	$76	$—	$37,764
U.S. Government agency securities	5,456	4	—	5,460
	$43,144	$80	$—	$43,224

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$10,348	$8	$—	$10,356
U.S. Government agency securities	4,166	7	—	4,173
	$14,514	$15	$—	$14,529

Financial Liabilities

The following tables present information as of December 31, 2024 about the Company’s liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	December 31, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Warrant liability	$—	$—	$28,910	$28,910

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2023.

During the year ended December 31, 2024, the changes in the Company’s warrant liability were as follows (in thousands):

Warrants
Warrant liability balance as of December 31, 2023	$—
Issuance of warrants	8,934
Change in fair value	33,377
Exercise of warrants	(13,401)
Warrant liability balance as of December 31, 2024	$28,910

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

The key inputs into valuation models used to estimate the fair value of the warrant liabilities as of May 6, 2024, the issuance date, and as of December 31, 2024 were as follows:

		May 6,
		2024
	December 31,	(Date of
	2024	Issuance)
Risk-free interest rate	4.2%	5.1%
Expected volatility	106.6%	104.4%
Expected term (in years)	0.50	1.15
Share price	$5.35	$1.91

6. Equity Method Investment

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

In October 2020, Angel raised financing from third-party investors, the licenses were entered into and the Company’s ownership interest was reduced to 53.2%. Under the license agreements, the Company is required to provide manufacturing supply services for future supply of drug products for use in clinical trials, research and development, operational support, and participate in the joint steering committee which oversees the development and commercialization of the compounds. Angel is not required to make any payments to the Company regarding the licensed compounds or the additional services outlined in the agreement. Pursuant to the terms of the agreement, during ta 7-year exclusive grant back period, Angel grants to Corvus an exclusive, fully paid-up and sublicensable license for sole and jointly owned IP. After the 7-year exclusive grant back period, the licenses for sole and jointly owned IP that Angel grants to the Company will be non-exclusive, fully paid, and sublicensable.

As a result of the financing, the Company reassessed its interest in Angel and determined that while Angel is a Variable Interest Entity (“VIE”), the Company is not considered the primary beneficiary of such VIE since Corvus does not have the power, through voting or similar rights and the license agreements, to direct the activities of Angel that most significantly impact Angel’s economic performance. Further, the Company determined that as it has a significant influence over Angel, and, therefore, it shall account for its investment in Angel using the equity method starting in October 2020, the date it lost control over Angel. At the date of loss of control, the Company derecognized all of

Angel’s assets and liabilities from its balance sheet, recognized the retained equity interest at its fair value of $37.5 million, and recognized a gain of $37.5 million, which is included in gain on deconsolidation of Angel Pharmaceuticals on the consolidated statement of operations for the year ended December 31, 2020.

As of December 31, 2024, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel’s Employee Stock Ownership Plan. The Company recognized its share of losses in Angel for the total amount of $3.2 million, $5.3 million and $10.0 million as loss from equity method investment on the consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022, respectively. Since inception through December 31, 2024, Angel has not recorded any revenue.

The Company evaluates its equity method investment in Angel for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. For further discussion of the Company’s impairment policy, see Note 2.

Summary Financial Information

Summary financial information for Angel is as follows:

	As of	As of
Balance Sheet Data	December 31, 2024	December 31, 2023

	(in thousands)
Current assets	$12,957	$17,628
Non-current assets	1,316	1,427
Current liabilities	1,202	1,725
Non-current liabilities	593	648
Stockholders' equity	12,478	16,682

	Year Ended December 31,
Statement of Operations Data	2024	2023	2022

	(in thousands)
Revenue	$—	$—	$—
Gross Profit	—	—	—
Net income (loss)	(3,783)	(6,213)	(11,846)
Share of loss from investments accounted for using the equity method	(3,197)	(5,284)	(10,005)

7. License and Collaboration Agreements

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the year ended December 31, 2024, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of December 31, 2024. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product-by-product and country-by-country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid-single digits up to the low-double digits on a country-by-country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country-by-country basis and range from the low-single digits up to the mid-single digits on a country-by-country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one-time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the year ended December 31, 2024, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of December 31, 2024. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low-single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

8. Balance Sheet Components (in thousands):

	December 31,
	2024	2023
Prepaid and Other Current Assets
Interest receivable	$141	$37
Prepaid research and development manufacturing expenses	1,209	149
Prepaid facility expenses	308	196
Prepaid insurance	162	179
Other	548	220
	$2,368	$781
Property and Equipment
Laboratory equipment	$2,522	$2,678
Computer equipment and purchased software	171	171
Leasehold improvements	2,084	2,084
	4,777	4,933
Less: accumulated depreciation and amortization	(4,626)	(4,697)
	$151	$236
Accrued and Other Liabilities
Accrued clinical trial expense	$1,672	$2,302
Accrued manufacturing expense	679	675
Personnel related	820	684
Accrued legal and accounting	265	64
Other	289	245
	$3,725	$3,970

During the years ended December 31, 2024, 2023, and 2022, the Company recorded $0.1 million, $0.2 million and $0.4 million in depreciation expense, respectively.

9. Warrants

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

The pre-funded warrants have an exercise price per share of common stock equal to $0.0001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the pre-funded warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The pre-funded warrants are exercisable at any time after the date of issuance. In accordance with accounting guidance discussed in Note 2, the Company recorded $5.0 million to additional paid-in capital upon issuance of the pre-funded warrants on May 6, 2024. As of December 31, 2024, none of the pre-funded warrants have been exercised.

The common warrants have an exercise price per share of common stock equal to $3.50 per share (or $3.4999 per pre-funded warrant). The exercise price and the number of shares of common stock (or pre-funded warrants in lieu thereof) issuable upon exercise of the common warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The common warrants are exercisable at any time after the date of issuance and will expire on June 30, 2025. In accordance with accounting guidance discussed in Note 2, the Company recorded $8.9 million to warrant liability upon issuance of the common warrants on May 6, 2024 and recorded a change in fair value of warrant liability of $33.4 million to other income in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2024, respectively. The value of the common warrants upon issuance on May 6, 2024 has been included within the consolidated statement of cash flows from financing activities. During the year ended December 31, 2024, 5,311,198 of the common warrants were exercised, resulting in proceeds of $18.6 million. As of December 31, 2024, 11,778,238 of the common warrants are outstanding and the Company’s warrant liability was $28.9 million.

10. Common Stock

As of December 31, 2024, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2024, no dividends on common stock had been declared.

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

During the year ended December 31, 2024, the Company did not sell any shares of common stock under its at-the-market offering program. As of December 31, 2024, $100.0 million remained available for sale under the 2024 Sales Agreement.

The Company has reserved shares of common stock, for issuance as follows:

	December 31,
	2024	2023	2022
Pre-funded warrants	4,144,085	—	—
Outstanding common warrants	11,778,238	—	—
Shares available for future option grants	2,850,693	3,617,943	4,017,011
Outstanding options	11,935,100	9,244,150	7,006,250
Shares reserved for employee stock purchase plan	400,000	400,000	400,000
Total	31,108,116	13,262,093	11,423,261

11. Stock Option Plans

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

In connection with the consummation of the IPO in March 2016, the 2016 Equity Incentive Award Plan (the “2016 Plan”) became effective. Under the 2016 Plan, incentive stock options, non-statutory stock options, stock purchase rights and other stock-based awards may be granted. Terms of stock agreements, including vesting requirements, are determined by the board of directors or a committee authorized by the board of directors, subject to the provisions of the 2016 Plan. In general, awards granted by the Company vest over four years and have a maximum exercise term of 10 years. The 2016 Plan provides that grants must be at an exercise price of 100% of fair market value of the Company’s common stock as determined by the board of directors on the date of the grant. In conjunction with adopting the 2016 Plan, the 2014 Plan was terminated and no further awards will be granted under the 2014 Plan. Options outstanding under the 2014 Plan as of the effective date of the 2016 Plan that are forfeited or lapse unexercised may be re-issued under the 2016 Plan, up to a maximum of 1,136,229 shares.

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2023	3,617,943	9,244,150	$4.17
Additional shares authorized	1,961,000	—	—
Options granted	(2,807,000)	2,807,000	4.45
Options exercised	—	(37,300)	1.87
Options forfeited	78,750	(78,750)	1.84
Balance at December 31, 2024	2,850,693	11,935,100	$4.26

The weighted average grant date fair value of options granted for the years ended December 31, 2024, 2023 and 2022, was $3.60, $1.12 and $0.69, respectively.

Options outstanding that had vested or were expected to vest at December 31, 2024 were as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of shares	Exercise Price	Life (years)	(in thousands)
Vested	7,171,370	$4.98	5.55	$15,294
Expected to vest	4,763,730	$3.19	9.13	$10,348

In the table above, aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock of $5.35 per share as of December 31, 2024.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2024, 2023 and 2022, was less than $0.1 million, $1.0 million and $0.0 million, respectively.

The total fair value of options that vested in the year ended December 31, 2024, 2023 and 2022, was $2.6 million, $2.1 million, and $2.8 million, respectively.

12. Stock-Based Compensation

The Company’s results of operations include expenses relating to stock-based awards as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$1,016	$755	$1,039
General and administrative	1,987	1,392	1,653
Total	$3,003	$2,147	$2,692

Valuation Assumptions

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options were estimated using the following assumptions for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.3%	3.9%	3.0%
Expected volatility	102.3%	97.1%	83.8%
Expected term (in years)	5.8	5.7	5.5
Expected dividend yield	0%	0%	0%

Risk-free Interest Rate: The risk-free interest rate is estimated based on the U.S. Treasury securities with maturity dates commensurate with the expected term of the equity award.

Volatility: The expected volatility in 2024 and 2023 was determined based on the Company’s historical stock price volatility. In 2022, the Company utilized the average historical stock price volatility of a peer group of publicly traded companies to represent its expected future stock price volatility, due to the insufficient trading history of the Company’s common stock. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

Expected Term: The Company uses the simplified method prescribed in the ASC 718, Compensation—Stock Compensation, to calculate the expected term of options granted to employees and directors.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future.

At December 31, 2024 and 2023, the unrecognized compensation expense associated with respect to options granted to employees was $11.8 million and $4.5 million, respectively, and is expected to be recognized on a straight-line basis over 2.71 and 2.27 years, respectively.

13. Income Taxes

The components of loss before income tax is as follows (in thousands):

	December 31,
	2024	2023	2022
Domestic	$(62,293)	$(27,029)	$(41,307)
Foreign	—	—	—
	$(62,293)	$(27,029)	$(41,307)

During the years ended December 31, 2024, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses (“NOLs”) incurred due to the uncertainty of realizing a benefit from those items.

A reconciliation of the Company’s effective tax rate to the U.S. Federal statutory rate is as follows:

	December 31,
	2024	2023	2022
Federal tax benefit at statutory rate	21%	21%	21%
State tax, net of Federal benefit	7%	8%	8%
Change in valuation allowance	(12)%	(25)%	(22)%
Research and development tax credits	2%	3%	2%
Share based Compensation	—%	(1)%	(1)%
162(m) covered employees compensation limitation	(1)%	—%	—
FIN48 Reserve	—%	(1)%	—%
Investment in Angel	(1)%	(5)%	(7)
Warrant liability	(15)%	—%	—%
Other	(1)%	—	(1)
Effective income tax rate	0%	0%	0%

The effective tax rate is different from the federal statutory tax rate primarily due to a foreign rate differential and a valuation allowance against deferred tax assets as a result of the Company’s history of losses.

The principal components of the Company’s net deferred tax assets are as follows (in thousands)

	December 31,
	2024	2023	2022
Deferred tax assets
Net operating loss carryforwards	$64,080	$59,314	$56,030
Tax credit carryforwards	11,953	10,752	9,888
Capitalized tax assets	118	138	155
Accruals	135	116	124
Stock compensation	5,898	5,883	5,487
Operating lease liability	314	384	728
IRC 174 capitalization	8,387	6,713	4,518
Other	—	—	21
Total deferred tax assets	$90,885	$83,300	$76,951
Deferred tax liabilities
Operating lease right-of-use asset	$(330)	$(322)	$(620)
Other	(22)	—	—
Valuation allowance	(90,533)	(82,978)	(76,331)
Net deferred tax assets	$—	$—	$—

The Company recorded a valuation allowance against its deferred tax assets at December 31, 2024, 2023 and 2022 because Company management believed that it was more likely than not that these assets would not be fully realized in the future. The valuation allowance increased by approximately $7.6 million, $6.6 million and $9.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Changes in the valuation allowance for deferred tax assets relate primarily to the increase in the Company’s net operating loss carryforward.

As of December 31, 2024, the Company had federal NOL carryforwards of approximately $243.8 million and state NOL carryforwards of approximately $317.8 million which are available to reduce future taxable income. The NOLs will begin to expire in 2034, if not utilized. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (“IRC”) Section 382 and similar state provisions.

As of December 31, 2024, the Company also had $10.2 million of federal research and development tax credit, $0.5 million of federal orphan drug credit, and $5.4 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire 2036, if not utilized. The state research and development tax credits have no expiration date.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $12.5 million as of December 31, 2024, which will be indefinitely reinvested; deferred income taxes have not been provided on such investments in foreign subsidiaries.

As of December 31, 2024, the Company had unrecognized tax benefits (“UTBs”) of approximately $13.1 million. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs:

	December 31,
	2024	2023	2022
Unrecognized tax benefits beginning of the period	$12,823	$12,720	$12,504
Decrease related to the prior year	17	(119)	—
Increased related to the current year	296	222	216
Unrecognized tax benefits, end of the period	$13,136	$12,823	$12,720

The Company follows the provisions of ASC 740, Accounting for Income Taxes, and the accounting guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. Management determined that no accrual for interest or penalties was required as of December 31, 2024, 2023 and 2022.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal, state and foreign tax examinations.

14. Facility Leases

As of December 31, 2024, the Company had entered into two operating lease agreements and records rent expense on a straight-line basis over the effective term of each lease, including any free rent periods and incentives. As the interest rate implicit in lease arrangements is typically not readily available, in calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate, which is determined based on the prevailing market rates for collateralized debt with maturity dates commensurate with the term of its leases.

Burlingame Lease

In January 2015, the Company signed an initial operating lease (the “Burlingame Lease”), effective February 1, 2015 for 8,138 square feet of office and laboratory space with a one year term located at 863 Mitten Road, Burlingame, California. Between January 2015 and September 2021, the Company entered into a series of lease amendments to increase the amount of leased space to 27,280 square feet and extend the expiration of the Burlingame Lease to January 2025. The lease agreement includes annual rent escalations. Under the Burlingame Lease and subsequent amendments, the landlord provided approximately $1.9 million in free rent and lease incentives. The Burlingame Lease is a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

As of December 31, 2024, all noncancelable rent payments under the Burlingame Lease had been made and no right-of-use asset under this operating lease remained. As of December 31, 2023, the right-of-use asset under operating lease was $1.1 million. The elements of lease expense under the Burlingame Lease were as follows (in thousands):

		Year Ended
	Statements of operations and	December 31,
	comprehensive loss location	2024	2023	2022
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$1,273	$1,224	$1,051
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	471	420	351
Total operating lease cost		$1,744	$1,644	$1,402
Other Information
Operating cash flows used for operating lease		$1,892	$1,839	$1,695
Remaining lease term		0.1 years	1.1 years	2.1 years
Discount rate		8.0%	8.0%	8.0%

As of December 31, 2023, minimum rental commitments under the Burlingame Lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2024	$1,434
Total lease payments	1,434
Less: imputed interest	(60)
Total	$1,374

South San Francisco Lease

On October 22, 2024, the Company entered into a sub-sublease agreement (the “South San Francisco Lease”), pursuant to which the Company sub-leased approximately 20,916 square feet of office and lab space. The sub-sublease has a term of three years commencing on February 21, 2025 with an option to extend at fair market value for an additional 27 months.

The Company’s obligation for the payment of base rent for the Premises begins on the commencement date and will initially be $33,833 per month, up to monthly base rent of $47,200 during the third year of the sub-sublease. In addition to base rent, the Company is obligated to pay its proportionate share of taxes, insurance and operating expenses. In November 2024, the Company paid the Sublandlord $231,235 in prepaid rent, which shall be applied to the monthly base rent and the Company’s proportionate share of additional expenses for the first three months of the term of the sub-sublease.

Although the non-cancellable lease term commences on February 1, 2025, for purposes of determining the right-of-use asset balance, in accordance with ASC Topic 842, the Company used November 25, 2024 as the commencement date, the date on which the sublandlord granted the Company access to the premises. The sub-sublease is a net lease, as the non-lease components (i.e. common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

As of December 31, 2024, the right-of-use asset under South San Francisco Lease was $1.1 million. The elements of lease expense under the South San Francisco Lease were as follows (in thousands):

		Year Ended
	Statements of operations and	December 31,
	comprehensive loss location	2024
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$46
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	—
Total operating lease cost		$46
Other Information
Operating cash flows used for operating lease		$153
Remaining lease term		3 years
Discount rate		11.7%

As of December 31, 2024, minimum rental commitments under the South San Francisco Lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2025	$305
2026	486
2027	$566
Total lease payments	1,357
Less: imputed interest	(235)
Total	$1,122

15. Commitments and Contingencies

In August 2015, the Company entered into an agreement for a line of credit of $0.1 million for the purpose of issuing its landlord a letter of credit of $0.1 million as a security deposit under the Burlingame Lease. The Company pledged money market funds and marketable securities as collateral for the line of credit. For further discussion of the Company’s facility lease agreement, see Note 14.

Pursuant to the Company’s license agreements with each of Vernalis, Scripps and Monash, it has obligations to make future milestone and royalty payments to these parties, respectively. However, because these amounts are contingent, they have not been included on the Company’s balance sheet until probable. For further discussion of the Vernalis, Scripps and Monash licensing agreements, see Note 7.

Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware law. There have been no claims to date and the Company has a directors and officers insurance policy that may enable it to recover a portion of any amounts paid for future claims.

Legal Proceedings

The Company is not a party to any material legal proceedings.

16. Related Party Transactions

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

As part of the registered direct offering, the following number of shares of common stock, pre-funded warrants and common warrants were sold to related parties:

	Number of	Number of	Number of	Aggregate
	Shares of	Pre-Funded	Common	Purchase
	Common Stock	Warrants	Warrants	Price
OrbiMed Advisors LLC (1)	—	1,444,085	1,397,684	$2,499,856
Puissance Capital Management (2)	866,451	—	838,610	1,500,000
Richard A. Miller, M.D. (3)	577,634	—	559,073	1,000,000
William B. Jones, Ph.D. (4)	20,001	—	19,358	34,624

(2)	Peter Thompson, M.D., a member of our Board of Directors since November 2014, is a Member of OrbiMed Advisors, LLC.
(3)	Ted Wang, Ph.D., a Co-Founder, General Manager and Director of Angel Pharmaceuticals, of which the Company holds a 49.7% ownership interest, is the founder of Puissance Capital Management.
(4)	Richard A. Miller, M.D. is the Company’s President, Chief Executive Officer and Chairman of the Board.
(5)	William B. Jones, Ph.D. is the Company’s Senior Vice President, Pharmaceutical Development.

The Company holds a 49.7% ownership in Angel and, in connection with intellectual property licensing agreements between the Company and Angel Pharmaceuticals, the Company provides operational support and clinical drug supplies to Angel. Third-party and internal personnel costs incurred by the Company are billed to Angel in the period incurred and recorded as an offset to expenses. During the years ended December 31, 2024 and 2023, there were no internal personnel costs billed to Angel and during the year ended December 31, 2022, the Company billed Angel for approximately $0.1 million in internal personnel costs. During the years ended December 31, 2024, 2023 and 2022 the Company billed Angel for approximately $0.0 million, $0.1 million and $1.3 million in third-party costs, respectively. Of the third-party costs billed to Angel in the year ending December 31, 2022, approximately $0.5 million were associated with clinical drug supply manufactured and expensed in prior years. The remaining $0.1 million and $0.8 million in third-party costs were primarily associated with clinical drug supply passthrough costs incurred during the years ended December 31, 2023 and 2022, respectively, and did not have an impact on the Company’s consolidated statements of operations.

In addition to the provision of clinical supplies to Angel, Angel may provide clinical supplies and research services to the Company on an as needed basis. These transactions are recorded as research and development expense. During the years ended December 31, 2023 and 2022, Angel billed the Company for approximately $0.2 million and $0.2 million, respectively, associated with clinical drug supply and research services provided to the Company. There were no clinical supplies or research services billed by Angel to the Company during the year ended December 31, 2024.

In August 2021, the Company entered into an agreement to sublease 7,585 square feet of its office and laboratory space in Burlingame, California to Angel. Pursuant to the sublease, rent is due monthly and is subject to scheduled annual increases and Angel is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease expired in January 2023. Sublease income is recognized on a straight-line basis as other income in our consolidated statements of operations. For the years ended December 31, 2023 and 2022, the Company recognized $0.1 million and $0.6 million of sublease income, respectively.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the years ended December 31, 2024, 2023 and 2022, the Company recorded approximately $351,000, $254,000 and $429,000, respectively, in clinical trial expenses under its agreements with ICON.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated September 16, 2015, by and among Corvus Pharmaceuticals, Inc. and the investors listed therein.	S-1/A	2/8/2016	4.3
4.4	Form of Warrant	8-K	11/12/2019	4.1
4.5	Form of Pre-Funded Warrant	8-K	5/6/2024	4.1
4.6	Form of Common Warrant	8-K	5/6/2024	4.2
4.7	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1(a)	Office Lease, dated as of January 27, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(a)
10.1(b)	First Amendment to Office Lease, dated as of March 19, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	S-1	1/4/2016	10.2(b)
10.1(c)	Second Amendment to Office Lease, dated as of August 20, 2015, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC	S-1	1/4/2016	10.2(c)
10.1(d)	Third Amendment to Office Lease, dated as of June 27, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/4/2016	10.1(d)
10.1(e)	Fourth Amendment to Office Lease, dated as of August 15, 2016, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	11/3/2016	10.1(e)
10.1(f)	Fifth Amendment to Office Lease, dated as of March 2, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	5/3/2018	10.3
10.1(g)	Sixth Amendment to Office Lease, dated as of April 5, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-Q	8/2/2018	10.2
10.1(h)	Seventh Amendment to Office Lease, dated as of October 11, 2018, by and between Corvus Pharmaceuticals, Inc. and ARE-819/863 Mitten Road, LLC.	10-K	3/7/2019	10.1(h)
10.1(i)	Eighth Amendment to Office Lease, dated as of September 13, 2021, by and between Corvus Pharmaceuticals, Inc. and ARE 819/863 Mitten Road, LLC.	10-Q	11/1/2021	10.2
10.2	Sublease agreement, dated August 1, 2021, by and between Corvus Pharmaceuticals, Inc. and Angel Pharmaceuticals US Inc.	10-Q	11/1/2021	10.1
10.3	Sub-Sublease agreement, dated as of October 22, 2024, by and between Corvus Pharmaceuticals, Inc. and NewLimit, Inc.	8-K	10/23/2024	10.1
10.4(a)#	2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(a)
10.4(b)#	Amendment to the 2014 Equity Incentive Plan, dated November 26, 2014.	S-1	1/4/2016	10.4(b)
10.4(c)#	Amendment to the 2014 Equity Incentive Plan, dated July 24, 2015.	S-1	1/4/2016	10.4(c)

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.4(d)#	Amendment to the 2014 Equity Incentive Plan, dated September 14, 2015.	S-1	1/4/2016	10.4(d)
10.4(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1	1/4/2016	10.4(e)
10.4(f)#	Form of Restricted Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(f)
10.5(a)#	2016 Equity Incentive Award Plan.	S-8	3/29/2016	99.2(a)
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(b)
10.5(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(c)
10.5(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(d)
10.6#	Form of Indemnification Agreement for directors and officers.	S-1	1/4/2016	10.6
10.7(a)#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	S-1	1/4/2016	10.7
10.7(b)#	Amendment to Amended and Restated Employment Agreement, dated as of March 31, 2023, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	10-Q	8/8/2023	10.2
10.8#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Leiv Lea.	S-1	1/4/2016	10.8
10.9(a)#	Offer Letter, dated as of November 27, 2014, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(a)
10.9(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(b)
10.10#	Employment Agreement, dated as of February 2, 2024 by and between Corvus Pharmaceuticals, Inc. and Jeffrey S. Arcara.	10-Q	5/7/2024	10.1
10.11#	Corvus Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.	S-8	3/29/2016	99.3
10.12#	Non-Employee Director Compensation Program.	S-1	1/4/2016	10.12
10.13(a)†	License Agreement, dated February 25, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1/A	3/10/2016	10.13(a)
10.13(b)†	Amendment to License Agreement dated November 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1	1/4/2016	10.13(b)
10.14†	License Agreement, dated December 20, 2014, by and between Corvus Pharmaceuticals, Inc. and The Scripps Research Institute	S-1	1/4/2016	10.14
10.15††	Exclusive License Agreement dated April 21, 2017, by and between Corvus Pharmaceuticals, Inc. and Monash University.	10-K	3/9/2020	10.18
10.16	Framework Agreement, dated as of October 5, 2020, by and between Corvus Hong Kong Limited, Jiaxing Puissance Angel Equity Investment Partnership (Limited Partnership) and AP BIOTECH DEVELOPMENT CORP.	8-K	10/5/2020	2.1
10.17	Open Market Sale Agreement, dated August 6, 2024, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	8/6/2024	1.2

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.18	Securities Purchase Agreement, dated May 1, 2024, between the Company and the Investors.	8-K	5/6/2024	10.1
19.1	Insider Trading Policy				X
21.1	List of subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	3/19/2024	97.1
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page of Corvus Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (contained in Exhibit 101)				X

†     Confidential treatment has been granted for a portion of this exhibit.

††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

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

CORVUS PHARMACEUTICALS, INC.

Date: March 25, 2025	By:	/s/ RICHARD. A. MILLER
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 25, 2025	By:	/s/ LEIV LEA
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

/s/ RICHARD A. MILLER, M.D.	President, Chief Executive Officer and Director
Richard A. Miller, M.D.	(Principal Executive Officer)	March 25, 2025

/s/ LEIV LEA	Chief Financial Officer
Leiv Lea	(Principal Financial and Accounting Officer)	March 25, 2025

/s/ IAN T. CLARK	Director	March 25, 2025
Ian T. Clark

/s/ TERRY GOULD	Director	March 25, 2025
Elisha P. (Terry) Gould III

/s/ LINDA S. GRAIS, M.D., J.D.	Director	March 25, 2025
Linda S. Grais, M.D., J.D.

/s/ SCOTT W. MORRISON	Director	March 25, 2025
Scott W. Morrison

/s/ PETER THOMPSON, M.D.	Director	March 25, 2025
Peter Thompson, M.D.