Form 10-Q
period 2025-03-31
Corvus Pharmaceuticals, Inc.
filed 2025-05-08
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-37719

Corvus Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4670809
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

901 Gateway Boulevard, Third Floor South San Francisco, CA	94080
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 900-4520

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 per share	CRVS	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2025, 77,114,636 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,999	$8,740
Marketable securities	39,213	43,224
Accounts receivable - related party	79	75
Prepaid and other current assets	1,200	2,368
Total current assets	45,491	54,407
Property and equipment, net	165	151
Operating lease right-of-use asset	1,095	1,177
Investment in Angel Pharmaceuticals	12,058	12,540
Other assets	629	632
Total assets	$59,438	$68,907

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,308	$2,582
Operating lease liability	319	185
Accrued and other liabilities	3,871	3,725
Warrant liability	3,781	28,910
Total current liabilities	9,279	35,402
Operating lease liability	834	937
Total liabilities	10,113	36,339
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; 0 shares issued and outstanding at each of March 31, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at March 31, 2025 and December 31, 2024; 68,169,461 and 67,899,779 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	432,389	430,859
Accumulated other comprehensive loss	(1,254)	(1,288)
Accumulated deficit	(381,817)	(397,010)
Total stockholders’ equity	49,325	32,568
Total liabilities and stockholders’ equity	$59,438	$68,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Research and development	$7,453	$4,075
General and administrative	2,469	2,178
Total operating expenses	9,922	6,253
Loss from operations	(9,922)	(6,253)
Interest income and other expense, net	525	316
Change in fair value of warrant liability	25,129	—
Income (loss) before equity method investment	15,732	(5,937)
Income (loss) from equity method investment	(539)	236
Net income (loss)	$15,193	$(5,701)
Net income (loss) per share, basic	$0.21	$(0.12)
Net loss per share, diluted	$(0.13)	$(0.12)
Shares used to compute net income (loss) per share, basic	72,126,496	49,038,582
Shares used to compute net loss per share, diluted	75,152,514	49,038,582
Other comprehensive income (loss):
Unrealized loss on marketable securities	(23)	(15)
Cumulative foreign currency translation adjustment	57	(293)
Comprehensive income (loss)	$15,227	$(6,009)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	67,899,779	$7	$430,859	$(1,288)	$(397,010)	$32,568
Common stock issued on exercise of stock options	269,682	—	279	—	—	279
Stock-based compensation expense	—	—	1,251	—	—	1,251
Unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Foreign currency translation adjustment	—	—	—	57	—	57
Net income	—	—	—	—	15,193	15,193
Balance at March 31, 2025	68,169,461	$7	$432,389	$(1,254)	$(381,817)	$49,325

	Three Months Ended March 31, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	49,038,582	$5	$374,363	$(967)	$(334,717)	$38,684
Stock-based compensation expense	—	—	689	—	—	689
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	(5,701)	(5,701)
Balance at March 31, 2024	49,038,582	$5	$375,052	$(1,275)	$(340,418)	$33,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$15,193	$(5,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	23
Accretion related to marketable securities	(291)	(151)
Stock-based compensation	1,251	689
Change in fair value of warrant liability	(25,129)	—
Loss (gain) from equity method investment	539	(236)
Changes in operating assets and liabilities:
Accounts receivable - related party	(4)	—
Prepaid and other current assets	1,168	84
Operating lease right-of-use asset	82	284
Other assets	3	—
Accounts payable	(1,274)	84
Accrued and other liabilities	146	101
Operating lease liability	31	(334)
Net cash used in operating activities	(8,263)	(5,157)
Cash flows from investing activities
Purchases of marketable securities	(7,708)	(4,628)
Maturities of marketable securities	11,987	4,621
Purchases of property and equipment	(36)	—
Net cash (used in) provided by investing activities	4,243	(7)
Cash flows from financing activities
Proceeds from exercise of common stock options	279	—
Net cash provided by financing activities	279	—
Net decrease in cash and cash equivalents	(3,741)	(5,164)
Cash and cash equivalents at beginning of the period	8,740	12,620
Cash and cash equivalents at end of the period	$4,999	$7,456

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

Initial Public Offering

On March 22, 2016, the Company’s registration statement on Form S-1 (File No. 333-208850) relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the Nasdaq Global Market on March 23, 2016. The public offering price of the shares sold in the IPO was $15.00 per share. The IPO closed on March 29, 2016, pursuant to which the Company sold 4,700,000 shares of its common stock. On April 26, 2016, the Company sold an additional 502,618 shares of its common stock to the underwriters upon partial exercise of their over-allotment option, at the initial offering price of $15.00 per share. The Company received aggregate net proceeds of approximately $70.6 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into common stock.

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

Registered Direct Offering

On May 6, 2024, the Company completed a registered direct offering which resulted in gross proceeds of approximately $30.6 million. The financing consisted of the sale of 13,512,699 shares of common stock and accompanying common stock warrants to purchase 13,078,509 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7312 per share, and the sale of pre-funded warrants to purchase 4,144,085 shares of common stock and accompanying common warrants to purchase 4,010,927 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7311 per share. The common warrants have an exercise price of $3.50 per share of common stock (or $3.4999 per pre-funded warrant in lieu thereof), are exercisable at any time after the date of issuance, subject to certain ownership limitations, and expire on June 30, 2025. The pre-funded warrants have an exercise price of $0.0001 and are exercisable any time after the date of the issuance, subject to certain ownership limitations. As of March 31, 2025, 5,311,198 of the common warrants have been exercised, resulting in proceeds of $18.6 million, and 11,778,238 common warrants remained outstanding. During the three months ended March 31, 2025, no common warrants were exercised.

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $381.8 million as of March 31, 2025. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through the sale of redeemable convertible preferred stock and common stock. As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $44.2 million. On May 7, 2025, the Company received approximately $31.3 million in cash from the early exercise of 8,945,175 common stock warrants. Management believes that the Company’s cash, cash equivalents and marketable securities as of March 31, 2025 with the addition of approximately $31.3 million in cash received from the early exercise of common stock warrants on May 7, 2025, will be sufficient to fund the Company’s planned operations for a period of at least 12 months from the date these condensed consolidated financial statements are issued. To fund the Company’s planned operations, the Company will need to raise additional capital. The Company intends to raise additional capital through private and public equity offerings, including its “at-the-market” offering program, debt financings, the potential exercise of common warrants outstanding with an exercise price of $3.50 per share and potential future collaboration, license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

The condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025.

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

For equity method investees with a functional currency different than the Company’s reporting currency, the Company follows the guidance under Accounting Standards Codification (“ASC”) 830-10-15-5, pursuant to which, the foreign currency financial statements of a foreign investee accounted for by the equity method should be translated to the reporting entity’s reporting currency.

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

See Note 6, “Equity Method Investment,” for further information.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025 from those discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K is effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company is currently evaluating the effect of adopting this ASU.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” As adoption is either prospectively or retrospectively, the Company has adopted this ASU on a prospective basis. The Company adopted ASU 2023-09 in the first quarter of 2025 and the adoption had no material impact to the Company’s consolidated financial statements.

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

3. Net Income (Loss) per Share

The following table shows the calculation of net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders, basic	$15,193	$(5,701)
Gain from change in fair value of warrant liability	(25,129)	—
Net loss attributable to common stockholders, diluted	$(9,936)	$(5,701)
Denominator:
Weighted average common shares and pre-funded warrants outstanding used to compute basic net income (loss) per share	72,126,496	49,038,582
Shares issuable upon the exercise of the common warrants	3,026,018	—
Weighted average common shares and prefunded warrants outstanding used to compute diluted net loss per share	75,152,514	49,038,582

Net income (loss) per share, basic	$0.21	$(0.12)
Net loss per share, diluted	$(0.13)	$(0.12)

Weighted average common shares outstanding used in the calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2025 includes 4,144,085 shares of common stock issuable upon conversion of pre-funded warrants. Refer to Note 9, “Warrants” for further details.

Shares issuable upon exercise of common warrants used in the computation of diluted net loss per share were calculated using the treasury stock method.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2025	2024
Outstanding options	11,575,683	9,615,400

4. Segments

The Company views its operations and manages its business in one operating segment, that of the development and commercialization of drugs and antibodies that target critical elements of the immune system. The Company’s CODM is made up of the Chief Executive Officer and Chief Financial Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and programs that are in line with the Company’s long-term company-wide strategic goals.

The following table presents reportable segment net loss (income), including significant expense categories, attributable to the Company’s reportable segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Compensation and benefits, excluding stock-based compensation	$2,239	$1,860
Stock-based compensation	1,251	689
Drug manufacturing	1,830	215
Clinical trials	1,927	665
Outside general and administrative	946	994
Facilities and insurance	780	799
Other segment items (1)	949	1,031
Total segment expense	9,922	6,253
Non-operating (income) and expense, net	(25,115)	(552)
Net loss (income)	$(15,193)	$5,701
(1)	Includes consulting, non-clinical research and laboratory supplies.

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

Financial Assets

The following tables present information as of March 31, 2025 and December 31, 2024 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	March 31, 2025
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$4,649	$—	$—	$4,649
Marketable securities	34,404	4,809	—	39,213
	$39,053	$4,809	$—	$43,862

	December 31, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$8,333	$—	$—	$8,333
Marketable securities	37,764	5,460	—	43,224
	$46,097	$5,460	$—	$51,557

As of March 31, 2025, all marketable securities had a maximum remaining maturity of less than thirteen months.

As of March 31, 2025 and December 31, 2024, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$34,350	$54	$—	$34,404
U.S. Government agency securities	4,806	3	—	4,809
	$39,156	$57	$—	$39,213

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$37,688	$76	$—	$37,764
U.S. Government agency securities	5,456	4	—	5,460
	$43,144	$80	$—	$43,224

Financial Liabilities

The following tables present information as of March 31, 2025 and December 31, 2024 about the Company’s liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	March 31, 2025
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Warrant liability	$—	$—	$3,781	$3,781

	December 31, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Warrant liability	$—	$—	$28,910	$28,910

During the three months ended March 31, 2025, the changes in the Company’s warrant liability were as follows (in thousands):

Warrants
Warrant liability balance as of December 31, 2024	$28,910
Issuance of warrants	—
Change in fair value	(25,129)
Exercise of warrants	—
Warrant liability balance as of March 31, 2025	$3,781

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

The key inputs into valuation models used to estimate the fair value of the warrant liabilities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
Risk-free interest rate	4.3%	4.2%
Expected volatility	68.0%	106.6%
Expected term (in years)	0.25	0.50
Share price	$3.18	$5.35

6. Equity Method Investment

Angel Pharmaceuticals Co. Ltd. (“Angel Pharmaceuticals”) is a corporate venture in the People’s Republic of China designed to develop, manufacture, and commercialize soquelitinib, ciforadenant and mupadolimab compounds for distribution within the countries of China, Taiwan, Macao, and Hong Kong based on intellectual property licenses to be contributed to Angel Pharmaceuticals by the Company.

As of March 31, 2025 and December 31, 2024, the Company’s ownership interest in Angel Pharmaceuticals was approximately 49.7%, excluding 7% of Angel Pharmaceuticals’ equity reserved for issuance under the Angel

Pharmaceuticals Employee Stock Ownership Plan, and is accounted for as an equity method investment. The Company recognized its share of income/loss in Angel Pharmaceuticals for the total amount of $0.5 million as loss and $0.2 million as income from equity method investment in the condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	March 31, 2025	December 31, 2024

	(in thousands)
Current assets	$12,232	$12,957
Non-current assets	1,209	1,316
Current liabilities	1,026	1,202
Non-current liabilities	503	593
Stockholders' equity	11,912	12,478

	Three Months Ended
	March 31,
Statement of Operations Data	2025	2024

	(in thousands)
Revenue	$—	$—
Gross profit	—	—
Net income (loss)	(686)	245
Share of loss from investments accounted for using the equity method	(539)	236

7. License and Collaboration Agreements

Scripps Licensing Agreement

In December 2014, the Company entered into a license agreement with The Scripps Research Institute (“Scripps”), pursuant to which it was granted a non-exclusive, world-wide license for all fields of use under Scripps’ rights in certain know-how and technology related to a mouse hybridoma clone expressing an anti-human CD73 antibody, and to progeny, mutants or unmodified derivatives of such hybridoma and any antibodies expressed by such hybridoma, from which the Company developed mupadolimab. Scripps also granted the Company the right to grant sublicenses in conjunction with other proprietary rights the Company holds, or to others collaborating with or performing services for the Company. Under this license agreement, Scripps has agreed not to grant any additional commercial licenses with respect to such materials, other than march-in rights granted to the U.S. government.

Upon execution of the agreement, the Company made a one-time cash payment to Scripps of $10,000 and is also obligated to pay a minimum annual fee to Scripps of $25,000. The first minimum annual fee payment was due on the anniversary of the effective date of the agreement and additional annual fees will be due on each subsequent anniversary of the effective date for the term of the agreement. The Company is also required to make performance-based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.6 million. The Company is also required to pay royalties on net sales of licensed products (including mupadolimab) sold by it, its affiliates and its sublicensees at a rate in the low-single digits. In addition, should the Company sublicense the rights licensed under the agreement, it has agreed to pay a percentage of sublicense revenue received at specified rates that start at double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement and the time of entry into such sublicense. To date, no milestone payments have been made.

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the three months ended March 31, 2025 and 2024, no clinical or regulatory milestones were completed or paid to Vernalis, and the aggregate potential milestone payments were approximately $220 million for all indications as of March 31, 2025. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product by product and country by country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid single digits up to the low double digits on a country by country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country by country basis and range from the low single digits up to the mid single digits on a country by country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the three months ended March 31, 2025 and 2024, no development or sales milestones were completed or paid to Monash, and the aggregate potential milestones were $45.1 million as of March 31, 2025. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

8. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2025	2024
Prepaid and Other Current Assets
Interest receivable	$148	$141
Prepaid research and development manufacturing expenses	87	1,209
Prepaid facility expenses	98	308
Prepaid insurance	409	162
Other	458	548
	$1,200	$2,368
Property and Equipment
Laboratory equipment	$2,522	$2,522
Computer equipment and purchased software	190	171
Leasehold improvements	17	2,084
	2,729	4,777
Less: accumulated depreciation and amortization	(2,564)	(4,626)
	$165	$151
Accrued and Other Liabilities
Accrued clinical trial expense	$1,970	$1,672
Accrued manufacturing expense	432	679
Personnel related	726	820
Accrued legal and accounting	447	265
Other	296	289
	$3,871	$3,725

During the three months ended March 31, 2025 and 2024, the Company recorded approximately $22,000 and $23,000 in depreciation expense, respectively.

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

The pre-funded warrants have an exercise price per share of common stock equal to $0.0001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the pre-funded warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The pre-funded warrants are exercisable at any time after the date of issuance. In accordance with accounting guidance discussed in Note 2, the Company recorded $5.0 million to additional paid-in capital upon issuance of the pre-funded warrants on May 6, 2024. As of March 31, 2025, none of the pre-funded warrants have been exercised.

The common warrants have an exercise price per share of common stock equal to $3.50 per share (or $3.4999 per pre-funded warrant). The exercise price and the number of shares of common stock (or pre-funded warrants in lieu thereof) issuable upon exercise of the common warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The common warrants are exercisable at any time after the date of issuance and will expire on June 30, 2025. In accordance with accounting guidance discussed in Note 2, “Summary of Significant Accounting Policies,” the Company recorded a decrease in fair value of warrant liability of $25.1 million to other income in its condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025. As of March 31, 2025, 5,311,198 of the common warrants have been exercised, resulting in proceeds of $18.6 million. As of March 31, 2025, 11,778,238 common warrants were outstanding and the Company’s warrant liability was $3.8 million. During the three months ended March 31, 2025, no common warrants were exercised.

10. Common Stock

As of March 31, 2025, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of March 31, 2025, no dividends on common stock had been declared.

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

During the three months ended March 31, 2025, the Company did not sell any shares of common stock under its at-the-market offering program. As of March 31, 2025, $100.0 million remained available for sale under the 2024 Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2025	2024
Pre-funded warrants	4,144,085	4,144,085
Outstanding common warrants	11,778,238	11,778,238
Shares available for future option grants	5,656,419	2,850,693
Outstanding options	11,575,683	11,935,100
Shares reserved for employee stock purchase plan	400,000	400,000
Total	33,554,425	31,108,116

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

In connection with the consummation of the IPO in March 2016, the 2016 Equity Incentive Award Plan (the “2016 Plan”) became effective. Under the 2016 Plan, ISOs, NSOs, stock purchase rights and other stock-based awards may be granted. Terms of stock agreements, including vesting requirements, are determined by the board of directors or a committee authorized by the board of directors, subject to the provisions of the 2016 Plan. In general, awards granted by the Company vest over four years and have a maximum exercise term of 10 years. The 2016 Plan provides that grants must be at an exercise price of 100% of fair market value of the Company’s common stock as determined by the board of directors on the date of the grant. In conjunction with adopting the 2016 Plan, the 2014 Plan was terminated and no further awards will be granted under the 2014 Plan. Options outstanding under the 2014 Plan as of the effective date of the 2016 Plan that are forfeited or lapse unexercised may be re-issued under the 2016 Plan, up to a maximum of 1,136,229 shares.

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2024	2,850,693	11,935,100	$4.26
Additional shares authorized	2,715,991	—	—
Options granted	(180,000)	180,000	5.28
Options exercised	—	(269,682)	1.09
Options forfeited	269,735	(269,735)	1.69
Balance at March 31, 2025	5,656,419	11,575,683	$4.41

12. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$528	$220
General and administrative	723	469
Total	$1,251	$689

13. Income Taxes

During the three months ended March 31, 2025, the Company recorded no income tax expense due to the continued losses. During the three months ended March 31, 2024, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

14. Facility Lease

On October 22, 2024, the Company entered into an operating sub-sublease agreement, pursuant to which the Company sub-leased approximately 20,916 square feet of office and lab space. The sub-sublease has a term of three years commencing on February 21, 2025 with an option to extend at fair market value for an additional 27 months. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods and incentives. As the interest rate implicit in lease arrangements is typically not readily available, in calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate, which is determined based on the prevailing market rates for collateralized debt with maturity dates commensurate with the term of its lease.

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

Although the non-cancellable lease term commenced on February 21, 2025, for purposes of determining the right-of-use asset balance, in accordance with ASC Topic 842, the Company used November 25, 2024 as the commencement date, the date on which the sublandlord granted the Company access to the premises. The sub-sublease is a net lease, as the non-lease components (i.e., common area maintenance) are paid separately from rent based on actual costs incurred. Therefore, the non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

As of March 31, 2025 and December 31, 2024, the right-of-use asset under the operating lease was $1.1 million and $1.2 million, respectively. The elements of lease expense under the operating lease for the three months ended March 31, 2025 were as follows (in thousands):

		Three Months Ended
	Statements of operations and	March 31,
	comprehensive loss location	2025
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$113
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	22
Total operating lease cost		$135
Other Information
Operating cash flows used for operating lease		$—
Remaining lease term		2.9 years
Discount rate		11.7%

As of March 31, 2025, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2025*	$305
2026	486
2027	$566
Total lease payments	1,357
Less: imputed interest	(204)
Total	$1,153

* Remainder of the year

As of December 31, 2024, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2025	$305
2026	486
2027	566
Total lease payments	1,357
Less: imputed interest	(235)
Total	$1,122

15. Commitments and Contingencies

Pursuant to the Company’s license agreements with each of Vernalis, Scripps and Monash, it has obligations to make future milestone and royalty payments to the respective parties. However, because these amounts are contingent, they have not been included on the Company’s balance sheet. For further discussion of the Vernalis, Scripps and Monash licensing agreements, see Note 7, “License and Collaboration Agreements.”

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

As part of the registered direct offering, the following number of shares of common stock, pre-funded warrants and common warrants were sold to related parties:

	Number of	Number of	Number of	Aggregate
	Shares of	Pre-Funded	Common	Purchase
	Common Stock	Warrants	Warrants	Price
OrbiMed Advisors LLC (1)	—	1,444,085	1,397,684	$2,499,856
Puissance Capital Management (2)	866,451	—	838,610	1,500,000
Richard A. Miller, M.D. (3)	577,634	—	559,073	1,000,000
William B. Jones, Ph.D. (4)	20,001	—	19,358	34,624
(1)	Peter Thompson, M.D., a member of the Company’s Board of Directors since November 2014, is a Private Equity Partner at OrbiMed Advisors, LLC.
(2)	Ted Wang, Ph.D., a Co-Founder, General Manager and Director of Angel Pharmaceuticals, of which the Company holds a 49.7% ownership interest, is the founder of Puissance Capital Management.
(3)	Richard A. Miller, M.D. is the Company’s President, Chief Executive Officer and Chairman of the Board of Directors.
(4)	William B. Jones, Ph.D. is the Company’s Senior Vice President, Pharmaceutical Development.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the three months ended March 31, 2025 and 2024, the Company recorded approximately $94,000 and $27,000, respectively, in clinical trial expenses under its agreements with ICON.

17. Subsequent Event

On May 7, 2025, the Company received approximately $31.3 million in cash from the early exercise of 8,945,175 common stock warrants, which included 559,073 common stock warrants exercised by the Company’s Chief Executive Officer.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2025.

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

Soquelitinib (CPI-818), ITK Inhibitor

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

Soquelitinib for treatment of T cell lymphomas

Soquelitinib is currently being studied both in cancer and in immune mediated disease. A Phase 1/1b clinical trial is being conducted in patients with relapsed T cell lymphomas that was designed to select the optimal dose of soquelitinib and evaluate its safety, pharmacokinetics (“PK”), target occupancy, immunologic effects, biomarkers and efficacy. The study is no longer enrolling new patients, however, some of the patients remain on therapy and are continuing to receive follow-up monitoring. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400 or 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that was designed to evaluate safety and tumor response to the recommended dose of soquelitinib in disease-specific patient cohorts. The study enrolled patients from the United States, Australia, China and South Korea with several types of advanced, refractory T cell lymphomas. No dose limiting toxicities were observed in any of the dose levels. As of November 27, 2024, and in a safety population of 75 patients, no hematologic, renal or hepatic treatment-related adverse events were observed and the most common grade 3 to 4 adverse event was pruritus, seen in four patients with lymphoma involving skin. The optimum dose was determined to be 200 mg twice per day based on anti-tumor efficacy and pharmacodynamic studies which revealed full occupancy of the ITK active site by the drug. This dose was also consistent with dose-response effects seen in preclinical experiments both in vitro and in vivo.

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

In March 2025, updated clinical results of the Phase 1/1b trial were presented at the T Cell Lymphoma Forum. For the 23 evaluable patients:

●	Objective responses (CRs plus PRs) were seen in nine patients (39%), including six CRs (26%) and three PRs.
●	The median duration of response for the nine patients with objective response by Lugano criteria was 17.2 months.
●	Three patients continue on therapy at 25+ months, 18+ months and 14+ months.
●	Kaplan Meier estimated median progression free survival (“PFS”) was 6.2 months.
●	At 18-month follow-up, the PFS rate was 30%, which compares favorably to 18-month PFS of <20% with belinostat or pralatrexate.
●	Peripheral blood samples were collected from patients both prior to the initiation of soquelitinib therapy and during the course of treatment. These samples were analyzed for markers of T cell exhaustion in normal T cells. The results indicated that the majority of patients exhibited a reduction in T cell exhaustion markers on both CD4+ and CD8+ cells after 21 days of treatment. T cell exhaustion is a state in which T cells exhibit diminished functionality due to prolonged exposure to antigens.

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

The FDA has granted Fast Track designation to soquelitinib for the treatment of adult patients with relapsed or refractory peripheral T cell lymphoma (“PTCL”) after at least two lines of systemic therapy. In addition to Fast Track designation, soquelitinib has also been granted FDA Orphan Drug Designation for the treatment of T cell lymphoma.

Soquelitinib for treatment of atopic dermatitis

In April 2024, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial with soquelitinib in patients with moderate to severe atopic dermatitis that previously failed one prior topical or systemic therapy. The clinical trial was planned to enroll 64 patients into one of four dosing cohorts in a 3:1 ratio (12 active and 4 placebo) to receive either soquelitinib or placebo. The cohorts are sequentially enrolled and will examine 100 mg oral twice per day, 200 mg oral once per day and 200 mg oral twice per day and 400 mg oral oncer per day. Patients are treated for 28 days and are then followed for an additional 30 days with no therapy. The primary endpoints include safety and tolerability, and efficacy, measured by improvement in Eczema Area and Severity Index (“EASI”) score, Investigator Global Assessment (“IGA”), reduction in itch and various cytokine biomarkers. EASI scores are also evaluated by the percent of patients that achieve a specified percent reduction in EASI score – EASI 50 for patients that achieved a 50% reduction; EASI 75 for a 75% reduction; and EASI 90 for a 90% reduction. Corvus and a data monitoring committee will be able to monitor the data from the trial as the trial progresses.

The doses in our Phase 1 atopic dermatitis clinical trial were selected based on the Company’s prior experience evaluating soquelitinib in T cell lymphoma patients. The doses in the atopic dermatitis trial studied in cohorts 1 and 2 are lower than the 200 mg orally twice a day dosing regimen (same dose as cohort 3 of the atopic dermatitis trial), which is the level that has been shown to provide complete ITK occupancy and that is being evaluated in the Company’s ongoing registrational Phase 3 clinical trial of soquelitinib in peripheral T cell lymphoma.

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

On May 8, 2025, we reported enrollment into cohorts 1, 2 and 3 has been completed for a total of 48 patients. The data covers 32 patients receiving soquelitinib and 12 placebos with 28-day follow-up, and four additional patients receiving soquelitinib with 15-day follow-up from cohort 3. These four patients have not yet completed the 28-day treatment course.

Patients enrolled in cohort 3 had more severe disease with higher mean baseline EASI scores compared to cohorts 1 and 2. A higher proportion also failed prior systemic therapies. Across all cohorts, the mean EASI scores are 22.3 and 21.2 for active and placebo, respectively. Placebo (n=12) and active (n=36) treatment groups were well-balanced with regard to baseline characteristics.

The percent reduction in mean EASI scores at 28 days for the combined cohort 1 and 2 group was 54.6% for patients receiving soquelitinib and 30.6% for patients receiving placebo. In cohort 3, the percent reduction in mean EASI score at 28 days was 71.1% for patients receiving soquelitinib and 42.1% for patients receiving placebo.

Figure 1 below shows the percent of patients that achieved IGA 0 or 1 or EASI 75 at day 28 of treatment. The placebo patients from cohort 1 (n=4), cohort 2 (n=4) and cohort 3 (n=4) are combined, with no placebo patients achieving IGA 0 or 1 or EASI 75. IGA 0 or 1 and EASI 75 have been determined by the U.S. Food and Drug Administration (FDA) to be clinically meaningful and approvable endpoints and have been the endpoints used in clinical trials for other FDA approved treatments for atopic dermatitis.

Figure 1: Percent Patients Achieving Endpoints IGA 0 or 1, EASI 75 at Day 28 of Treatment

Soquelitinib was well tolerated, with no dose limiting toxicities (DLTs) and no clinically significant laboratory abnormalities observed in any of the cohorts. No interruption of drug dosing was seen in any of the cohorts. Grade 1/2 adverse events (treatment related and unrelated) were seen in 33.3% of patients receiving soquelitinib and 25% receiving placebo. Only one treatment related adverse event of grade 1 nausea was reported with soquelitinib treatment. To date, over 100 patients have been treated with soquelitinib on our lymphoma and atopic dermatitis clinical trials. Some of the lymphoma patients received continuous therapy for up to two years.

As reported previously, relationships between reductions in certain cytokines with improvement in EASI scores were observed. Reductions in serum cytokine levels were seen for IL-5, IL-9, IL-17, IL-31, IL-33, TSLP and TARC. Differences between responding and non-responding patients were found, while no such relationships were seen in the placebo group. Increasing trends were seen in numbers of circulating T regulatory cells, consistent with the presumed mechanism of action of soquelitinib.

The Company amended the clinical trial protocol to replace cohort 4 (400 mg once per day) with 24 patients randomized 1:1 between active and placebo. Treatment for this group will be extended to 8 weeks with additional 30-day follow-up with no treatment. The dose level for this group is planned to be the same as cohort 3 – 200 mg orally twice per day.

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

Ciforadenant Adenosine A2A Receptor Antagonist

Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor. In 2018, we published preclinical findings in animal tumor models demonstrating that treatment with anti-CTLA4 antibody combined with ciforadenant provided synergistic anti-tumor activity based on a novel proposed mechanism of action. We are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic RCC in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). The efficacy endpoints for the trial are deep response rate, defined as CR plus PRs of greater than 50% tumor volume reduction as well as progression free survival. The protocol defined pre-specified statistical threshold for efficacy is a 50% increase above the 32% deep response rate seen with previous ipilimumab/nivolumab combination trials in RCC conducted by investigators at the Kidney Cancer Research Consortium. An interim analysis performed on May 31, 2024 determined the clinical trial has met the interim threshold for efficacy and therefore enrollment continued. Enrollment in the clinical trial now has been completed and patients are being followed.

Mupadolimab, B Cell Activating Anti-CD73 Antibody

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

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net income for the three months ended March 31, 2025 was $15.2 million, which includes $25.1 million in non-operating income from the change in fair value of warrant liability. Our net loss for the three months ended March 31, 2024 was $5.7 million. As of March 31, 2025, we had an accumulated deficit of $381.8 million. We expect our losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize, soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through March 31, 2025, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of $64.9 million, a follow on offering of our common stock in February 2021, in which we raised net proceeds of $32.0 million and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common warrants for net proceeds of $30.3 million. Immediately prior to the consummation of the IPO, all of our outstanding shares of redeemable convertible preferred stock were converted into 14.3 million shares of our common stock.

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

During the three months ended March 31, 2025, we did not sell any shares of common stock under our at-the-market offering program and $100.0 million remained for sale under the 2024 Sales Agreement.

Our three product candidates, soquelitinib, ciforadenant and mupadolimab, are in clinical development by us and/or our partner, Angel Pharmaceuticals. Except for Greater China, we own the world-wide rights to our product candidates.

As a result of our ongoing development efforts, we anticipate needing to spend substantial resources for the foreseeable future. Consequently, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Such financing could result in dilution to stockholders and may include the imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including potential future revenue streams. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of factors such as the impacts of pandemics and increases in inflation rates or interest rates or the broad imposition of tariffs and other trade controls. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of March 31, 2025, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $44.2 million. On May 7, 2025, we received approximately $31.3 million in cash from the early exercise of common stock warrants. We believe that our cash, cash equivalents and marketable securities as of March 31, 2025 with the addition of approximately $31.3 million in cash received from the early exercise of common stock warrants on May 7, 2025, will be sufficient to fund our planned operations for a period of at least 12 months from the date these condensed consolidated financial statements are issued. However, the Company will need to continue to raise additional capital to fund its operations. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” for additional information.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 24, 2025. There have been no material changes to our significant accounting policies during the three months ended March 31, 2025 from those discussed in our Annual Report on Form 10-K.

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

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties related to timing and cost to completion. The duration, costs and timing of clinical trials and development of product candidates will depend on a variety of factors, including many of which are beyond our control. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming, and the successful development of our product candidates is uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in “Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Operating expenses:
Research and development	$7,453	$4,075	$3,378
General and administrative	2,469	2,178	291
Total operating expenses	9,922	6,253	3,669
Loss from operations	(9,922)	(6,253)	(3,669)
Interest income and other expense, net	525	316	209
Change in fair value of warrant liability	25,129	—	25,129
Income (loss) before equity method investment	15,732	(5,937)	21,669
Income (loss) from equity method investment	(539)	236	(775)
Net income (loss)	$15,193	$(5,701)	$20,894

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025 and 2024 consisted of the following costs by program as well as unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Soquelitinib	$4,249	$1,338	$2,911
Ciforadenant	33	182	(149)
Mupadolimab	17	96	(79)
Unallocated employee and overhead costs	3,154	2,459	695
	$7,453	$4,075	$3,378

For the three months ended March 31, 2025, the increase in soquelitinib costs of $2.9 million as compared to the three months ended March 31, 2024, primarily consisted of an increase of $1.6 million in drug manufacturing costs and an increase of $1.4 million in clinical trial expenses, which were partially offset by a decrease of $0.1 million in other outside service costs.

For the three months ended March 31, 2025, the decrease in ciforadenant costs of $0.1 million as compared to the three months ended March 31, 2024, primarily consisted of a decrease in clinical trial expenses.

For the three months ended March 31, 2025, the decrease in mupadolimab costs of $0.1 million as compared to the three months ended March 31, 2024, primarily consisted of a decrease in clinical trial expenses.

For the three months ended March 31, 2025, the increase in unallocated costs of $0.7 million as compared to the three months ended March 31, 2024, primarily consisted of an increase of $0.6 million in personnel and related costs and an increase of $0.1 million in other outside service costs.

General and Administrative Expense

For the three months ended March 31, 2025, the increase in general and administrative expenses of $0.3 million as compared to the three months ended March 31, 2024, primarily consisted of an increase in personnel and related costs.

Interest Income and Other Expense, net

For the three months ended March 31, 2025, the increase in interest income and other expense, net of $0.2 million primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities.

Change in fair value of warrant liabilities

For the three months ended March 31, 2025, the change in fair value of warrant liability of $25.1 million represents a decrease in the fair value of common warrants from December 31, 2024 to March 31, 2025, which was primarily due to a decrease in the market price of the Company’s common stock.

Income (loss) from equity method investment

For the three months ended March 31, 2025, the increase in loss from equity method investment of $0.8 million as compared to the three months ended March 31, 2024, primarily consisted of an increase in Angel Pharmaceuticals’ loss for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $44.2 million, and an accumulated deficit of $381.8 million.

Since our inception and through March 31, 2025, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million, a follow on offering of our common stock in February 2021, in which we raised net proceeds of approximately $32.0 million and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common warrants for net proceeds of approximately $30.3 million.

During the three months ended March 31, 2025, we did not sell any shares of common stock under our at-the-market offering program. As of March 31, 2025, $100 million remained available for sale under the 2024 Sales Agreement.

Funding Requirements

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $381.8 million through March 31, 2025. We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our product candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance our soquelitinib, ciforadenant and mupadolimab product candidates, as well as any future product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

We expect to incur substantial additional losses in the future as we conduct our planned research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating and capital needs into the fourth quarter of 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

●	the progress, timing, costs and results of clinical trials for soquelitinib, including the potential registrational clinical trial for soquelitinib, and to a lesser extent, the timing, costs and results of the clinical trials for ciforadenant and mupadolimab;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

●	other factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(8,263)	$(5,157)
Investing activities	4,243	(7)
Financing activities	279	—
Net decrease in cash and cash equivalents	$(3,741)	$(5,164)

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2025 was $8.3 million, which primarily consisted of a net income of $15.2 million, adjusted by net non-cash transactions of $23.6 million, that primarily consisted of $1.3 million of stock-based compensation expense, $0.5 million of loss from equity method investment and a decrease of $25.1 million in the fair value of warrant liability; an increase of $1.2 million in prepaid and other current assets; a decrease of $1.3 million in accounts payable; an increase of $0.1 million in accrued and other current liabilities; and a decrease of $0.1 million in operating lease liability net of operating lease right-of-use assets amortization.

Cash used in operating activities during the three months ended March 31, 2024 was $5.2 million, which primarily consisted of a net loss of $5.7 million, adjusted by non-cash charges of $0.4 million, that primarily consisted of $0.7 million of stock-based compensation expense and $0.2 million of income from equity method investment; a decrease of $0.1 million in prepaid and other current assets; an increase of $0.1 million in accounts payable; an increase of $0.1 million in accrued and other current liabilities; and a decrease of $0.1 million in operating lease liability net of operating lease right-of-use assets amortization.

Cash Flows from Investing Activities

During the three months ended March 31, 2025. net cash flows provided by investing activities was $4.2 million, which primarily consisted of maturities of marketable securities of $12.0 million, which were partially offset by purchases of marketable securities of $7.7 million.

During the three months ended March 31, 2024, net cash flows from investing activities was negligible and primarily consisted of proceeds from maturities of marketable securities of $4.6 million, which were offset by purchases of marketable securities of $4.6 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities was $0.3 million, which primarily consisted of proceeds from the exercise of stock options.

During the three months ended March 31, 2024, there were no cash flows from financing activities.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2025, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended March 31, 2025, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $44.2 million as of March 31, 2025 and cash, cash equivalents and marketable securities of $52.0 million as of December 31, 2024, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.    Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, including the possibility of human error and the circumvention or overriding of the controls and procedures, not all misstatements may be prevented or detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”) before making investment decisions regarding our common stock.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $62.3 million, $27.0 million and $41.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the three months ended March 31, 2025 and 2024, we recorded net income of $15.2 million and net loss of $5.7 million, respectively. We had an accumulated deficit of $381.8 million as of March 31, 2025. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

Given our planned expenditures for the next year, our cash, cash equivalents and marketable securities of $44.2 million at March 31, 2025 and the proceeds of approximately $31.3 million from the recent early exercise of common stock warrants on May 7, 2025, we expect that our cash resources will be sufficient to enable us to advance our programs into the fourth quarter of 2026. As a result, unless we receive additional funds from an outside source, we anticipate not being able to fund the completion of our ongoing and planned clinical trials and remaining development of any of soquelitinib, including any potential registration trial for soquelitinib, ciforadenant or mupadolimab. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we will need to seek additional funds, through public or private equity, and debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel Pharmaceuticals obtained global rights to our Bruton’s tyrosine kinase (“BTK”) inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Under our collaboration with Angel Pharmaceuticals, Angel Pharmaceuticals is responsible for the clinical development and commercialization, including all related expenses, of the licensed pipeline programs in greater China, and for the pre-clinical BTK program globally. Clinical trials conducted by Angel Pharmaceuticals will be subject to many of the same risks as our ongoing clinical programs.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (“EU”) has evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as contract research organizations (“CROs”), may impact our developments plans.

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

Before we can initiate clinical trials in the United States or in foreign countries for any of our product and development candidates, we must submit the results of preclinical testing to the FDA or foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar application. In addition, we may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA or foreign regulatory authorities may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND or similar application, which may lead to additional delays and increase the costs of our preclinical development. Delays in the completion of our planned clinical trials for product candidates could significantly affect our product development costs.

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

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or adversely affected. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. See also the risk factor below titled “If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.”

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

We are conducting oncology clinical trials with soquelitinib in North America, Australia and South Korea and with ciforadenant in North America in collaboration with the Kidney Cancer Research Consortium. In addition, Angel Pharmaceuticals has initiated clinical trials in China for soquelitinib and mupadolimab and plans to initiate a clinical trial for ciforadenant. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the trials were not subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or such foreign regulatory authority does not accept the data from our or Angel Pharmaceuticals’ clinical trials for soquelitinib, ciforadenant or mupadolimab, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of soquelitinib, ciforadenant or mupadolimab or any other product candidates.

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

On July 29, 2024, the FDA granted Fast Track designation for soquelitinib for the treatment of adult patients with relapsed or refractory peripheral T-cell lymphoma after at least two lines of systemic therapy. Depending on the data from our preclinical and clinical studies, we may decide to seek additional Fast Track designations for some or all of our other product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, drugs and biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. A NDA or BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or foreign regulatory authorities conclude that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA, BLA or other applications we submit to the FDA or foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing soquelitinib, ciforadenant and mupadolimab or our other product candidates.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively referred to as the “ACA”), was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both governmental and private insurers. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain prescription drugs; and established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price (“AMP”). More recently, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e., oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, and ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

On February 8, 2024, we announced that the FDA granted orphan drug designation for soquelitinib for the treatment of T cell lymphoma. We also believe many of the targeted indications of our other product candidates could qualify for orphan drug designation. As a result, we may seek to obtain additional orphan drug designations in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease or condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our other product candidates, we may never receive such designations.

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

In October 2020, we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and obtained global rights to our BTK inhibitor preclinical programs. While certain of our executive officers and directors will initially be on the board of directors of Angel Pharmaceuticals, we have limited control over it and so we will be subject to many of the same risks set forth above with respect to all collaborations. Additionally, any actions taken by the Chinese government to implement trade policy changes, financial restrictions, or increased regulatory scrutiny on U.S. companies could negatively impact Angel Pharmaceuticals. For instance, China has previously taken or threatened to take trade and other actions in retaliation against U.S. policies, and is likely to continue to do so. Past or future developments in this regard may have a material adverse effect on the economies, financial markets, and currency exchange rates in China and the United States. Tensions between the United States and China have increased over the past few years as a result of disputes in areas including trade policy, intellectual property, cybersecurity and data privacy, due to the current U.S. Presidential Administration’s imposition of tariffs and other trade controls, as well as due to geopolitical conflicts such as the war between Ukraine and Russia. Our interests in Angel Pharmaceuticals could be harmed if relations between the United States and China worsen or if either government imposes additional policies, tariffs or sanctions and our business could encounter increased regulatory scrutiny in China, as well as adverse media or public attention in China, as a result of the deteriorating bilateral relationship.

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

Kyowa Hakko Kirin has approval in Japan and the United States for istradefylline, an A2A antagonist, in Parkinson’s disease. Within oncology, Novartis AG (“Novartis”) has announced an exclusive licensing agreement with Palobiofarma SL and is conducting a Phase 1 trial with an A2A antagonist. AstraZeneca plc (“AstraZeneca”) is conducting clinical trials with an A2A antagonist for use in cancer therapy. Merck KgaA (“Merck”) has entered into a pre-clinical collaboration with Domain Therapeutics Inc. to develop programs targeting the adenosine pathway. In addition, Redoxtherapies, Inc., which was acquired by Juno Therapeutics and subsequently by Celgene, and Arcus Biosciences, Inc. are developing A2A receptor antagonists for cancer. AstraZeneca, the Bristol-Myers Squib Company (“Bristol-Myers Squib”), and Novartis in partnership with Surface Oncology, Inc. have initiated clinical trials with anti-CD73 antibodies in cancer patients. Recently, AstraZeneca reported positive results in a Phase 2 clinical trial in Stage 3 NSCLC with the combination of durvalumab and their anti CD73 antibody, oleclumab. More generally, in the field of immuno-oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target other immune checkpoints, including PD-1, PD-L1 or CTLA-4. These companies include Bristol-Myers Squibb (nivolumab, ipilimumab), Merck (pembrolizumab), Genentech, Inc. (atezolizumab) and AstraZeneca (durvalumab, tremelimumab).

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, which refers to the number of prior therapies required to be used prior to administration of the relevant therapy, and the FDA commonly approves new therapies initially for later-line uses. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy, usually chemotherapy, hormone therapy, surgery or a combination of these, proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules or a combination of these. Third-line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery and new technologies. In markets with approved therapies, we expect to initially seek approval of our product candidates as a later stage therapy for patients who have failed other approved treatments. Subsequently, for those drugs that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for second-line or first-line therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second-line or first-line therapy.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review (“IPR”) proceedings and post-grant review (“PGR”) proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patent applications that, if issued as patents, may be infringed by commercialization of soquelitinib, ciforadenant and mupadolimab or our other product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report on Form 10-Q, others may hold proprietary rights that could prevent soquelitinib, ciforadenant and mupadolimab or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market soquelitinib, ciforadenant and mupadolimab or our other product candidates.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, Congress may pass patent reform legislation that is unfavorable to us. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

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

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of soquelitinib, ciforadenant, mupadolimab and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	regulatory developments in the United States and foreign countries; including changes in the policies of the U.S. or Chinese governments resulting in sanctions instituted by either government;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the impact of political instability, natural disasters, war and/or events of terrorism, such as the military conflict between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
●	trading volume of our common stock;
●	an inability to obtain additional funding on favorable terms, or at all;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions, other events or factors such as tariffs, trade controls, interest rates, inflationary pressures and the occurrence of a recession or even depression, many of which are beyond our control;

●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

If we are unable to comply with the listing requirements of the Nasdaq Global Market, our stock could be delisted for such failure. If our common stock is delisted from Nasdaq, we could be required to list on the over-the-counter (“OTC”) market, which may adversely affect the price and trading liquidity of our common stock. Delisting from the Nasdaq may have other negative results, including the potential loss of confidence in us by employees and partners, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing on favorable terms or at all.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 36% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on August 6, 2024, we entered into the 2024 Sales Agreement with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $100.0 million through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of December 31, 2024, no shares of common stock had been sold under the 2024 Sales Agreement and $100.0 million remained available for sale under the 2024 Sales Agreement.

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

We are a smaller reporting company, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. We will remain a smaller reporting company until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) (1) we have over $100 million in annual revenues and (2) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

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

We are subject to income and other taxes in the United States and foreign jurisdictions. Generally, changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

For example, the U.S. government enacted significant tax reform in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), which contained significant changes to corporate taxation, including, but not limited to, a federal corporate tax rate decrease from the top marginal rate of 35% to a single rate of 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The overall impact of the Tax Act on us remains uncertain, and the Tax Act may have an adverse effect on our business, financial condition and results of operations.

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

We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, any such security breach may compromise Confidential Information stored on our networks, or those of our vendors, and may result in significant data losses or theft of our Confidential Information. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, or affected individuals pursuant to applicable data privacy and security laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, reputation, financial condition, results of operations and prospects. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of Confidential Information, we could incur liability and the further development and commercialization of our product candidates could be delayed or otherwise harmed. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose customers, and/or significant incident response, system restoration or remediation and future compliance costs. Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed, or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed.

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

Further, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been proposed in other states and are continuing to be proposed at the state and federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, imposes strict requirements for processing the personal data of individuals within the European Economic Area (the “EEA”), including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. Additionally, the U.S. Department of Justice recently issued a final rule that went into effect in April 2025, which places restrictions, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China and other designated countries. As regulators issue further guidance on personal data export mechanisms and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured.

Our corporate headquarters and laboratory are located in the San Francisco Bay Area. This location has in the past experienced severe earthquakes and other natural disasters. Earthquakes, extreme weather conditions, or other natural disasters, power-shortages, telecommunications failures, fires, medical epidemics and pandemics, and other natural or manmade disasters could severely disrupt our operations or those of our collaboration partners and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Generally, to the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2024, we had federal net operating loss (“NOL”) carryforwards of approximately $243.8 million and state NOL carryforwards of approximately $317.8 million available to offset future taxable income. If not utilized, certain of our federal and state NOL carryforwards will begin to expire in various years beginning in 2034. As of December 31, 2024, we also had $10.2 million of federal research and development tax credit, $0.5 million of federal orphan drug credit, and $5.4 million of state research and development tax credit carryforwards available to offset future income taxes. The federal research and development tax credits will begin to expire in 2036, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). An “ownership change” is generally defined as a cumulative change in stock ownership of certain significant stockholders over a rolling three year period in excess of 50 percentage points by value. Similar provisions under state tax law may also apply. We may have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside our control. Such ownership changes could result in the expiration of certain of our NOL carryforwards and other tax attributes before they can be utilized. As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes to offset future taxable income.

Additionally, under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), NOL carryforwards arising in tax years beginning after December 31, 2020 are limited to 80% of taxable income. Under the Tax Act, federal NOL carryforwards arising in tax years beginning after December 31, 2017 may be carried forward indefinitely. Under the CARES Act, federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. The changes in the carryforward and carryback periods as well as the limitation on use of NOL carryforwards may significantly impact our ability to use NOL carryforwards, particularly for tax years beginning after December 31, 2020, as well as the timing of any such use, and could adversely affect our results of operations.

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

Recent Sales of Unregistered Securities

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: May 8, 2025	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)