Form 10-Q
period 2025-06-30
Corvus Pharmaceuticals, Inc.
filed 2025-08-07
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 7, 2025, 74,514,039 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$14,691	$8,740
Marketable securities	59,716	43,224
Accounts receivable - related party	86	75
Prepaid and other current assets	1,287	2,368
Total current assets	75,780	54,407
Property and equipment, net	249	151
Operating lease right-of-use asset	1,012	1,177
Investment in Angel Pharmaceuticals	11,794	12,540
Other assets	626	632
Total assets	$89,461	$68,907

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,137	$2,582
Operating lease liability	355	185
Accrued and other liabilities	5,013	3,725
Warrant liability	—	28,910
Total current liabilities	8,505	35,402
Operating lease liability	728	937
Total liabilities	9,233	36,339
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; 0 shares issued and outstanding at each of June 30, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at June 30, 2025 and December 31, 2024; 74,514,039 and 67,899,779 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	471,184	430,859
Accumulated other comprehensive loss	(1,148)	(1,288)
Accumulated deficit	(389,815)	(397,010)
Total stockholders’ equity	80,228	32,568
Total liabilities and stockholders’ equity	$89,461	$68,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$7,873	$4,114	$15,326	$8,189
General and administrative	2,387	1,821	4,856	3,999
Total operating expenses	10,260	5,935	20,182	12,188
Loss from operations	(10,260)	(5,935)	(20,182)	(12,188)
Interest income and other expense, net	639	434	1,164	750
Change in fair value of warrant liability	2,012	1,816	27,141	1,816
Income (loss) before equity method investment	(7,609)	(3,685)	8,123	(9,622)
Loss from equity method investment	(389)	(577)	(928)	(341)
Net income (loss)	$(7,998)	$(4,262)	$7,195	$(9,963)
Net income (loss) per share, basic	$(0.10)	$(0.07)	$0.10	$(0.18)
Net loss per share, diluted	$(0.10)	$(0.07)	$(0.26)	$(0.18)
Shares used to compute net income (loss) per share, basic	77,774,344	59,710,265	74,966,022	54,374,423
Shares used to compute net loss per share, diluted	77,774,344	59,710,265	76,521,708	54,374,423
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(19)	5	(42)	(10)
Cumulative foreign currency translation adjustment	125	(85)	182	(378)
Comprehensive income (loss)	$(7,892)	$(4,342)	$7,335	$(10,351)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	67,899,779	$7	$430,859	$(1,288)	$(397,010)	$32,568
Common stock issued upon exercise of stock options	269,682	—	279	—	—	279
Stock-based compensation expense	—	—	1,251	—	—	1,251
Unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Foreign currency translation adjustment	—	—	—	57	—	57
Net income	—	—	—	—	15,193	15,193
Balance at March 31, 2025	68,169,461	$7	$432,389	$(1,254)	$(381,817)	$49,325
Issuance of common stock upon exercise of common stock warrants	6,330,578	—	23,053	—	—	23,053
Issuance of pre-funded warrants upon exercise of common stock warrants	—	—	14,461	—	—	14,461
Common stock issued upon exercise of stock options	14,000	—	25	—	—	25
Stock-based compensation expense	—	—	1,256	—	—	1,256
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Foreign currency translation adjustment	—	—	—	125	—	125
Net loss	—	—	—	—	(7,998)	(7,998)
Balance at June 30, 2025	74,514,039	$7	$471,184	$(1,148)	$(389,815)	$80,228

	Six Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	49,038,582	$5	$374,363	$(967)	$(334,717)	$38,684
Stock-based compensation expense	—	—	689	—	—	689
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	(5,701)	(5,701)
Balance at March 31, 2024	49,038,582	$5	$375,052	$(1,275)	$(340,418)	$33,364
Common stock issued in connection with registered direct offering, net	13,512,699	1	16,404	—	—	16,405
Pre-funded warrants issued in connection with registered direct offering, net	—	—	5,031	—	—	5,031
Stock-based compensation expense	—	—	768	—	—	768
Unrealized gain on marketable securities	—	—	—	5	—	5
Foreign currency translation adjustment	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(4,262)	(4,262)
Balance at June 30, 2024	62,551,281	$6	$397,255	$(1,355)	$(344,680)	$51,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$7,195	$(9,963)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	51	44
Accretion related to marketable securities	(625)	(375)
Stock-based compensation	2,507	1,457
Change in fair value of warrant liability	(27,141)	(1,816)
Loss from equity method investment	928	341
Changes in operating assets and liabilities:
Accounts receivable - related party	(11)	(9)
Prepaid and other current assets	1,081	(196)
Operating lease right-of-use asset	165	571
Other assets	6	(40)
Accounts payable	555	(312)
Accrued and other liabilities	1,288	334
Operating lease liability	(39)	(674)
Net cash used in operating activities	(14,040)	(10,638)
Cash flows from investing activities
Purchases of marketable securities	(47,183)	(30,922)
Maturities of marketable securities	31,274	13,411
Purchases of property and equipment	(149)	—
Net cash used in investing activities	(16,058)	(17,511)
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $1,794 in aggregate gross proceeds from related parties)	—	16,405
Proceeds from issuance of pre-funded warrants, net (includes $1,769 in aggregate gross proceeds from related parties)	—	5,031
Proceeds from issuance of common warrants (includes $1,472 in aggregate gross proceeds from related parties)	—	8,934
Proceeds from the exercise of common stock warrants (includes $4,960 in aggregate proceeds from related parties)	35,745	—
Proceeds from exercise of common stock options	304	—
Net cash provided by financing activities	36,049	30,370
Net increase in cash and cash equivalents	5,951	2,221
Cash and cash equivalents at beginning of the period	8,740	12,620
Cash and cash equivalents at end of the period	$14,691	$14,841

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

Registered Direct Offering

On May 6, 2024, the Company completed a registered direct offering which resulted in gross proceeds of approximately $30.6 million. The financing consisted of the sale of 13,512,699 shares of common stock and accompanying common stock warrants to purchase 13,078,509 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7312 per share, and the sale of pre-funded warrants to purchase 4,144,085 shares of common stock and accompanying common warrants to purchase 4,010,927 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7311 per share. The common warrants had an exercise price of $3.50 per share of common stock (or $3.4999 per pre-funded warrant in lieu thereof), were exercisable at any time after the date of issuance, subject to certain ownership limitations, and expired on June 30, 2025. The pre-funded warrants have an exercise price of $0.0001 and are exercisable any time after the date of the issuance, subject to certain ownership limitations. As of June 30, 2025, all of the common warrants have been exercised, resulting in proceeds of $54.3 million.

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $389.8 million as of June 30, 2025. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through the sale of redeemable convertible preferred stock and common stock. As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $74.4 million. Management believes that the Company’s cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund the Company’s planned operations for a period of at least 12 months from the date these condensed consolidated financial statements are issued. To fund the Company’s planned operations, the Company will need to raise additional capital. The Company intends to raise additional capital through private and public equity offerings, including its “at-the-market” offering program, debt financings and potential future collaboration, license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

The condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025 from those discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025.

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

3. Net Income (Loss) per Share

The following table shows the calculation of net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders, basic	$(7,998)	$(4,262)	$7,195	$(9,963)
Gain from change in fair value of warrant liability	—	—	(27,141)	—
Net loss attributable to common stockholders, diluted	$(7,998)	$(4,262)	$(19,946)	$(9,963)
Denominator:
Weighted average common shares and pre-funded warrants outstanding used to compute basic net income (loss) per share	77,774,344	59,710,265	74,966,022	54,374,423
Shares issuable upon the exercise of the common warrants	—	—	1,555,686	—
Weighted average common shares and prefunded warrants outstanding used to compute diluted net loss per share	77,774,344	59,710,265	76,521,708	54,374,423

Net income (loss) per share, basic	$(0.10)	$(0.07)	$0.10	$(0.18)
Net loss per share, diluted	$(0.10)	$(0.07)	$(0.26)	$(0.18)

Weighted average common shares outstanding used in the calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 includes 8,275,913 shares of common stock issuable upon conversion of pre-funded warrants. Refer to Note 9, “Warrants” for further details.

Shares issuable upon exercise of common warrants used in the computation of diluted net loss per share were calculated using the treasury stock method.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Common warrants (1)	—	17,089,436	—	17,089,436
Outstanding options	11,651,683	9,690,400	11,651,683	9,690,400
(1)	Based on the treasury stock method, such common warrants that are in-the-money should be included in the calculation of diluted earnings per share (“EPS”) if the impact is not anti-dilutive. Therefore, as the Company was in a net loss position for the three and six months ended June 30, 2024 and other income from the revaluation of the common warrants was $1.8 million for the three and six months ended June 30, 2024, the impact of including the common warrants in calculating diluted EPS would be antidilutive and the Company has excluded the common warrants from the calculation of diluted net loss per share.

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

The following table presents reportable segment net loss (income), including significant expense categories, attributable to the Company’s reportable segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Compensation and benefits, excluding stock-based compensation	$2,144	$1,753	$4,383	$3,613
Stock-based compensation	1,256	769	2,507	1,457
Drug manufacturing	1,850	(18)	3,680	197
Clinical trials	2,135	1,080	4,062	1,745
Outside general and administrative	848	551	1,794	1,545
Facilities and insurance	504	741	1,284	1,540
Other segment items (1)	1,523	1,060	2,472	2,092
Total segment expense	10,260	5,936	20,182	12,189
Non-operating (income) and expense, net	(2,262)	(1,674)	(27,377)	(2,226)
Net loss (income)	$7,998	$4,262	$(7,195)	$9,963
(1)	Includes consulting, non-clinical research and laboratory supplies.

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

Financial Assets

The following tables present information as of June 30, 2025 and December 31, 2024 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2025
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$14,136	$—	$—	$14,136
Marketable securities	53,039	6,677	—	59,716
	$67,175	$6,677	$—	$73,852

	December 31, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$8,333	$—	$—	$8,333
Marketable securities	37,764	5,460	—	43,224
	$46,097	$5,460	$—	$51,557

As of June 30, 2025, all marketable securities had a maximum remaining maturity of less than sixteen months and are considered available for current operations.

As of June 30, 2025 and December 31, 2024, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$53,001	$39	$(1)	$53,039
U.S. Government agency securities	6,677	2	(2)	6,677
	$59,678	$41	$(3)	$59,716

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$37,688	$76	$—	$37,764
U.S. Government agency securities	5,456	4	—	5,460
	$43,144	$80	$—	$43,224

Financial Liabilities

The following table presents information as of December 31, 2024 about the Company’s liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	December 31, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Warrant liability	$—	$—	$28,910	$28,910

During the six months ended June 30, 2025, the Company’s remaining outstanding common warrants were exercised and the changes in the Company’s warrant liability were as follows (in thousands):

Warrants
Warrant liability balance as of December 31, 2024	$28,910
Issuance of warrants	—
Change in fair value	(27,141)
Exercise of warrants	(1,769)
Warrant liability balance as of June 30, 2025	$—

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

The key inputs into valuation models used to estimate the fair value of the warrant liabilities as of December 31, 2024 were as follows:

December 31,
2024
Risk-free interest rate	4.2%
Expected volatility	106.6%
Expected term (in years)	0.50
Share price	$5.35

6. Equity Method Investment

Angel Pharmaceuticals Co. Ltd. (“Angel Pharmaceuticals”) is a corporate venture in the People’s Republic of China designed to develop, manufacture, and commercialize soquelitinib, ciforadenant and mupadolimab compounds for distribution within the countries of China, Taiwan, Macao, and Hong Kong based on intellectual property licenses contributed to Angel Pharmaceuticals by the Company.

As of June 30, 2025 and December 31, 2024, the Company’s ownership interest in Angel Pharmaceuticals was approximately 49.7%, excluding 7% of Angel Pharmaceuticals’ equity reserved for issuance under the Angel Pharmaceuticals Employee Stock Ownership Plan, and is accounted for as an equity method investment. The Company recognized its share of loss in Angel Pharmaceuticals for the total amount of $0.4 million and $0.9 million as loss from equity method investment in the condensed consolidated statement of operations for the three and six months ended June 30, 2025, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	June 30, 2025	December 31, 2024

	(in thousands)
Current assets	$11,759	$12,957
Non-current assets	1,108	1,316
Current liabilities	851	1,202
Non-current liabilities	414	593
Stockholders' equity	11,602	12,478

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statement of Operations Data	2025	2024	2025	2024

	(in thousands)
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income (loss)	(503)	(677)	(1,189)	(432)
Share of loss from investments accounted for using the equity method	(389)	(577)	(928)	(341)

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the six months ended June 30, 2025 and 2024, no clinical or regulatory milestones were completed or paid to Vernalis, and the aggregate potential milestone payments were approximately $220 million for all indications as of June 30, 2025. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product by product and country by country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid single digits up to the low double digits on a country by country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country by country basis and range from the low single digits up to the mid single digits on a country by country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the six months ended June 30, 2025 and 2024, no development or sales milestones were completed or paid to Monash, and the aggregate potential milestones were $45.1 million as of June 30, 2025. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

8. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2025	2024
Prepaid and Other Current Assets
Interest receivable	$173	$141
Prepaid research and development manufacturing expenses	212	1,209
Prepaid facility expenses	37	308
Prepaid insurance	296	162
Other	569	548
	$1,287	$2,368
Property and Equipment
Laboratory equipment	$2,620	$2,522
Computer equipment and purchased software	190	171
Leasehold improvements	33	2,084
	2,843	4,777
Less: accumulated depreciation and amortization	(2,594)	(4,626)
	$249	$151
Accrued and Other Liabilities
Accrued clinical trial expense	$2,738	$1,672
Accrued manufacturing expense	730	679
Personnel related	819	820
Accrued legal and accounting	380	265
Other	346	289
	$5,013	$3,725

During the three months ended June 30, 2025 and 2024, the Company recorded approximately $29,000 and $21,000 in depreciation expense, respectively, and during the six months ended June 30, 2025 and 2024, the Company recorded approximately $51,000 and $44,000 in depreciation expense, respectively.

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

The pre-funded warrants have an exercise price per share of common stock equal to $0.0001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the pre-funded warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The pre-funded warrants are exercisable at any time after the date of issuance. In accordance with accounting guidance discussed in Note 2, the Company recorded $5.0 million to additional paid-in capital upon issuance of the pre-funded warrants on May 6, 2024. During the three months ended June 30, 2025, an additional 4,131,828 pre-funded warrants were issued in connection with the exercise of common warrants. As of June 30, 2025, none of the pre-funded warrants have been exercised and 8,275,913 pre-funded warrants remain outstanding.

The common warrants had an exercise price per share of common stock equal to $3.50 per share (or $3.4999 per pre-funded warrant). The exercise price and the number of shares of common stock (or pre-funded warrants in lieu thereof) issuable upon exercise of the common warrants were subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The common warrants were exercisable at any time after the date of issuance and had an expiration date of June 30, 2025. In accordance with accounting guidance discussed in Note 2, “Summary of Significant Accounting Policies,” the Company recorded a decrease in fair value of warrant liability of $2.0 million and $27.1 million to other income in its condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, all of the common warrants have been exercised, resulting in proceeds of $54.3 million.

10. Common Stock

As of June 30, 2025, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of June 30, 2025, no dividends on common stock had been declared.

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

During the six months ended June 30, 2025, the Company did not sell any shares of common stock under its at-the-market offering program. As of June 30, 2025, $100.0 million remained available for sale under the 2024 Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2025	2024
Pre-funded warrants	8,275,913	4,144,085
Outstanding common warrants	—	11,778,238
Shares available for future option grants	5,566,419	2,850,693
Outstanding options	11,651,683	11,935,100
Shares reserved for employee stock purchase plan	400,000	400,000
Total	25,894,015	31,108,116

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2024	2,850,693	11,935,100	$4.26
Additional shares authorized	2,715,991	—	—
Options granted	(270,000)	270,000	4.77
Options exercised	—	(283,682)	1.07
Options forfeited	269,735	(269,735)	1.69
Balance at June 30, 2025	5,566,419	11,651,683	$4.41

12. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$541	$229	$1,069	$449
General and administrative	715	539	1,438	1,008
Total	$1,256	$768	$2,507	$1,457

13. Income Taxes

During the six months ended June 30, 2025, the Company recorded no income tax expense due to the continued losses. During the six months ended June 30, 2024, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property.

As the Act was enacted after the Company’s reporting period ended June 30, 2025, no adjustments have been made to the condensed consolidated financial statements as of and for the three and six months ended June 30, 2025. The impact of the Act, if applicable, will be reflected in the Company’s financial statements as of and for the three and nine months ending September 30, 2025, the period in which the legislation was enacted. The Company is currently evaluating the impact of the Act on its condensed consolidated financial statements, including the effects on its deferred tax assets and liabilities.

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

The Company’s obligation for the payment of base rent for the premises begins on the commencement date and will initially be $33,833 per month, up to monthly base rent of $47,200 during the third year of the sub-sublease. In addition to base rent, the Company is obligated to pay its proportionate share of taxes, insurance and operating expenses. In November 2024, the Company paid the sublandlord $231,235 in prepaid rent, which was applied to the monthly base rent and the Company’s proportionate share of additional expenses for the first three months of the term of the sub-sublease.

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

As of June 30, 2025 and December 31, 2024, the right-of-use asset under the operating lease was $1.0 million and $1.2 million, respectively. The elements of lease expense under the operating lease for the three and six months ended June 30, 2025 were as follows (in thousands):

		Three Months Ended	Six Months Ended
	Statements of operations and	June 30,	June 30,
	comprehensive loss location	2025	2025
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$114	$227
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	52	74
Total operating lease cost		$166	$301
Other Information
Operating cash flows used for operating lease		$104	$104
Remaining lease term		2.6 years	2.6 years
Discount rate		11.7%	11.7%

As of June 30, 2025, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2025*	$203
2026	486
2027	$566
Total lease payments	1,255
Less: imputed interest	(172)
Total	$1,083

* Remainder of the year

As of December 31, 2024, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2025	$305
2026	486
2027	566
Total lease payments	1,357
Less: imputed interest	(235)
Total	$1,122

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

16. Related Party Transactions

On May 6, 2024, the Company closed a registered direct offering which resulted in gross proceeds of approximately $30.6 million. The financing consisted of the sale of 13,512,699 shares of common stock and accompanying common stock warrants to purchase 13,078,509 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7312 per share, and the sale of pre-funded warrants to purchase 4,144,085 shares of common stock and accompanying common warrants to purchase 4,010,927 shares of common stock (or pre-

funded warrants in lieu thereof) at a combined offering price of $1.7311 per share. The common warrants had an exercise price of $3.50 per share of common stock (or $3.4999 per pre-funded warrant in lieu thereof), are exercisable at any time after the date of issuance, subject to certain ownership limitations, and expired on June 30, 2025. The pre-funded warrants have an exercise price of $0.0001 and are exercisable anytime after the date of the issuance, subject to certain ownership limitations.

As part of the registered direct offering, the following number of shares of common stock, pre-funded warrants and common warrants were sold to related parties:

	Number of	Number of	Number of	Aggregate
	Shares of	Pre-Funded	Common	Purchase
	Common Stock	Warrants	Warrants	Price
OrbiMed Advisors LLC (1)	—	1,444,085	1,397,684	$2,499,856
Puissance Capital Management (2)	866,451	—	838,610	1,500,000
Richard A. Miller, M.D. (3)	577,634	—	559,073	1,000,000
William B. Jones, Ph.D. (4)	20,001	—	19,357	34,624
(1)	Peter Thompson, M.D., a member of the Company’s Board of Directors since November 2014, is a Private Equity Partner at OrbiMed Advisors, LLC.
(2)	Ted Wang, Ph.D., a Co-Founder, General Manager and Director of Angel Pharmaceuticals, of which the Company holds a 49.7% ownership interest, is the founder of Puissance Capital Management.
(3)	Richard A. Miller, M.D. is the Company’s President, Chief Executive Officer and Chairman of the Board of Directors.
(4)	William B. Jones, Ph.D. is the Company’s Senior Vice President, Pharmaceutical Development.

During the three months ended June 30, 2025, all of the common warrants sold to related parties as part of the Company’s May 2024 registered direct offering were exercised. The details of these exercises are as follows:

		Number of
	Number of	Common Shares	Aggregate
	Common Warrants	Issued Upon	Proceeds Received
	Exercised	Exercise	Upon Exercise
OrbiMed Advisors LLC (1)	1,397,684	221,352	$—
Puissance Capital Management	838,610	838,610	2,935,135
Richard A. Miller, M.D.	559,073	559,073	1,956,756
William B. Jones, Ph.D.	19,357	19,357	67,750
(1)	OrbiMed Advisors LLC paid the exercise price of $3.50 per common stock warrant on a cashless basis, resulting in the Company withholding 1,176,332 of the warrant shares to pay the exercise price and issuing to OrbiMed Advisors LLC the remaining 221,352 shares. This transaction is considered a non-cash financing activity.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the three months ended June 30, 2025 and 2024, the Company recorded approximately $137,000 and $128,000, respectively, in clinical trial expenses under its agreements with ICON.

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

Overview

We are a clinical stage biopharmaceutical company developing product candidates that precisely target proteins that are critical to immune cell maturation and function. We believe our proprietary product candidates have broad potential to address cancers, immune mediated diseases and inflammatory diseases. Our lead product candidate, soquelitinib (formerly CPI-818), is designed to bind specifically to a protein, interleukin 2 inducible T cell kinase (“ITK”), involved in T cell activation, T cell receptor signaling and T cell differentiation and function. Based on the proposed mechanism of action, we believe soquelitinib has the potential to be utilized to inhibit the production of a number of inflammatory cytokines involved in diseases such as atopic dermatitis, asthma, psoriasis, allergy and fibrotic diseases. In preclinical studies, soquelitinib has affected T cell differentiation leading to enhanced function of T cells involved in tumor cell killing.

Since the immune cells targeted by our product candidates play a role in many diseases, our strategy is to leverage our research and development capabilities by evaluating our product candidates in clinical trials where there is an understanding of the role of specific T cells in the target indication and where we believe such product candidates have the broadest potential. We believe this strategy has enabled us to move rapidly from preclinical to clinical trials in diverse disease areas, each with large unmet needs. Soquelitinib entered a registrational, Phase 3 clinical trial for relapsed/refractory T cell lymphomas and is also being evaluated in a randomized, placebo controlled Phase 1 trial in patients with atopic dermatitis. We have two additional product candidates which are in clinical development for the treatment of various solid tumors, also based on modulation of immune function.

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

In ITK genetic knockout mice, which completely lack expression of ITK, T cells exhibit defects in T helper cell differentiation and cytokine secretion but retain the ability to differentiate into cytotoxic T cells that secrete IL-2 and interferon gamma (“IFNg”), which are the cells responsible for tumor rejection. We believe that skewing T helper cell differentiation to favor cytotoxic T cells, known as Th1 skewing, may be beneficial in treating T cell lymphomas and many other types of cancer. Mice with genetic knock-out of ITK also demonstrate a reduction in both Th2 and Th17 cells, which are the cells that produce the cytokines that are often responsible for autoimmunity and allergy such as interleukin (Il) Il-4, Il-5, Il-13, Il-17, Il-31 and many others.

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

Soquelitinib for treatment of T cell lymphomas

Soquelitinib is currently being studied both in cancer and in immune mediated disease. A Phase 1/1b clinical trial is being conducted in patients with relapsed/refractory T cell lymphomas that was designed to select the optimal dose of soquelitinib and evaluate its safety, pharmacokinetics (“PK”), target occupancy, immunologic effects, biomarkers and efficacy. The study is no longer enrolling new patients, however, some of the patients remain on therapy and are continuing to receive follow-up monitoring. The study employs an adaptive, expansion cohort design, with an initial phase that evaluated escalating doses (100, 200, 400 or 600 mg taken twice a day) in successive cohorts of patients, followed by a second phase that was designed to evaluate safety and tumor response to the recommended dose of soquelitinib in disease-specific patient cohorts. The study enrolled patients from the United States, Australia, China and South Korea with several types of advanced, refractory T cell lymphomas. No dose limiting toxicities were observed in any of the dose levels. As of November 27, 2024, and in a safety population of 75 patients, no hematologic, renal or hepatic treatment-related adverse events were observed and the most common grade 3 to 4 adverse event was pruritus, seen in four patients with progressive lymphoma involving skin. The optimum dose was determined to be 200 mg twice per day based on anti-tumor efficacy and pharmacodynamic studies which revealed full occupancy of the ITK active site by the drug. This dose was also consistent with dose-response effects seen in preclinical experiments both in vitro and in vivo.

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

In March 2025, updated interim clinical results of the Phase 1/1b trial were presented at the T Cell Lymphoma Forum. For the 23 evaluable patients:

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

In August 2023, we completed an End-of-Phase/Pre-Phase 3 meeting with the Food and Drug Administration (“FDA”) regarding our plans to conduct a potentially registrational Phase 3 clinical trial of soquelitinib in relapsed/refractory peripheral T cell lymphoma (“PTCL”). The FDA provided feedback on our proposed registration trial, including the proposed endpoints. We initiated this clinical trial in late 2024. The clinical trial is designed to enroll a total of 150 patients with relapsed/refractory PTCL that have received ≥ 1 prior therapy and≤3 prior therapies. Patients are being randomized 1:1 to soquelitinib 200 mg two-times a day or one of the standard of care chemotherapies. The standard of care agent is selected based on the physician’s choice of either belinostat or pralatrexate. The primary endpoint is progression-free survival. Secondary endpoints include objective response rate, overall survival and duration of response. Leading academic and private medical centers with significant experience in lymphoma research are participating in the trial, including investigators who have conducted other Phase 3 clinical trials in T cell lymphoma and authored many peer-reviewed articles on lymphomas. There are currently no FDA fully approved agents for the treatment of relapsed/refractory PTCL.

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

Soquelitinib for treatment of atopic dermatitis

In April 2024, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial with soquelitinib in patients with moderate to severe atopic dermatitis that previously failed one prior topical or systemic therapy. The clinical trial was planned to enroll 64 patients into one of four dosing cohorts in a 3:1 ratio (12 active and 4 placebo) to receive either soquelitinib or placebo. The cohorts are sequentially enrolled and were planned to examine 100 mg oral twice per day, 200 mg oral once per day and 200 mg oral twice per day and 400 mg oral once per day. Patients are treated for 28 days and are then followed for an additional 30 days with no therapy. The primary endpoints include safety and tolerability, and efficacy, measured by improvement in Eczema Area and Severity Index (“EASI”) score, Investigator Global Assessment (“IGA”), reduction in itch and various cytokine biomarkers. EASI scores are also evaluated by the percent of patients that achieve a specified percent reduction in EASI score – EASI 50 for patients that achieved a 50% reduction; EASI 75 for a 75% reduction; and EASI 90 for a 90% reduction. Corvus and a data monitoring committee will be able to monitor the data from the trial as the trial progresses.

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

On May 8, 2025, we reported interim data from the Phase 1 clinical trial at the Society of Investigative Dermatology annual meeting. On June 4, 2025, we reported updated results as of a cutoff date of May 28, 2025, from cohorts 1,2 and 3 for a total of 48 patients and all patients (36 receiving soquelitinib and 12 placebos) had completed the 28-day treatment course. Patients in cohort 3 had more advanced disease with a higher mean baseline EASI score compared to patients in cohorts 1 and 2. At 28 days, the mean reduction in EASI for cohort 3 (n=12) was 64.8%, compared to 54.6% for cohort 1 and 2 combined (n=24) and 34.4% for placebo (n=12).

Figure 1: Percent Reduction in Mean EASI Score for Cohorts 1, 2 and 3. Mean percent change in EASI score over time is shown. Treatment beginning is designated “Baseline” and days post-baseline are shown. Screening to baseline data is shown and demonstrates relative disease stability. The study blinding remains in effect for the entire 58-day period. Numbers at the top of the graphs indicate numbers of patients evaluated at the various time points.

Figure 2: Percent Reduction in Mean EASI Score for Combined Cohorts 1, 2 and 3. The data is displayed below with cohorts combined.

Figure 3 below shows the percent of patients that achieved IGA (Investigator Global Assessment) 0 or 1 or EASI 75 at day 28 of treatment. The placebo patients from cohort 1 (n=4), cohort 2 (n=4) and cohort 3 (n=4) are combined, with no placebo patients achieving IGA 0 or 1 or EASI 75. IGA 0 or 1 and EASI 75 have been determined by the U.S. Food and Drug Administration (“FDA”) to be clinically meaningful and approvable endpoints and have been the endpoints used in clinical trials for other FDA approved treatments for atopic dermatitis.

Figure 3: Percent Patients Achieving Endpoints IGA 0 or 1, EASI 75 at Day 28 of Treatment

Patients in the trial recorded the intensity of their pruritus, or itch, using the Peak Pruritus Numerical Rating Scale (“PP-NRS”), which rates the severity of itch on a scale from 0 (no itch) to 10 (the worst itch imaginable). A reduction of ≥4 points from baseline on the PP-NRS is considered to be a clinically meaningful result. In cohort 3, of the patients for whom adequate PP-NRS data was available, 4 of 8 (50%) had a ≥4 point reduction in PP-NRS score from baseline at day 28, with a reduction in itch seen as early as day 8. Of the remaining patients, two had baseline PP-NRS of less than 4 and two had incomplete PP-NRS data. 1 of 10 evaluable placebo patients (10%) experienced a ≥4 point reduction in PP-NRS score at Day 28.

Soquelitinib was well tolerated, with no dose limiting toxicities and no clinically significant laboratory abnormalities observed in any of the cohorts. No interruption of drug dosing was seen in any of the cohorts. Grade 1/2 adverse events (treatment related and unrelated) were seen in 38.9% of patients receiving soquelitinib and 25% receiving placebo. Only one treatment related adverse event of grade 1 nausea was reported with soquelitinib treatment. To date, over 100 patients have been treated with soquelitinib on our lymphoma and atopic dermatitis clinical trials. Some of the lymphoma patients received continuous therapy for up to two years.

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

The Company amended the clinical trial protocol to replace cohort 4 (400 mg once per day) with an expansion cohort of 24 patients randomized 1:1 between active and placebo. Treatment for this group is extended to 8 weeks with additional 30-day follow-up with no treatment. The dose level for this group is the same as cohort 3 – 200 mg orally twice per day.

Based on results to-date from our Phase 1 clinical trial in atopic dermatitis, we have initiated planning of a Phase 2 clinical trial in atopic dermatitis, which we expect to open for enrollment by the end of 2025. We expect that the trial will be placebo controlled and we intend to enroll a total of approximately 200 patients randomized in to four cohorts comparing different dosing regimens of soquelitinib to placebo.

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

Mupadolimab, B Cell Activating Anti-CD73 Antibody

Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. While we believe mupadolimab has the potential to be an important new therapeutic agent with a novel mechanism of action for the treatment of a broad range of cancers and infectious diseases, we are waiting to initiate a potential Phase 2 randomized clinical trial in order to prioritize the development of our other product candidates. Angel Pharmaceuticals is continuing the development of mupadolimab in China.

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three months ended June 30, 2025 was $8.0 million and our net income for the six months ended June 30, 2025 was $7.2 million, which includes $27.1 million in non-operating income from the change in fair value of warrant liability. Our net loss for the three and six months ended June 30, 2024 was $4.3 million and $10.0 million, respectively. As of June 30, 2025, we had an accumulated deficit of $389.8 million. We expect our losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize, soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through June 30, 2025, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of $64.9 million, a follow on offering of our common stock in February 2021, in which we raised net proceeds of $32.0 million and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common warrants for net proceeds of $30.3 million. Immediately prior to the consummation of the IPO, all of our outstanding shares of redeemable convertible preferred stock were converted into 14.3 million shares of our common stock.

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

During the six months ended June 30, 2025, we did not sell any shares of common stock under our at-the-market offering program and $100.0 million remained for sale under the 2024 Sales Agreement.

Our three product candidates, soquelitinib, ciforadenant and mupadolimab, are in clinical development by us and/or our partner, Angel Pharmaceuticals. Except for Greater China, we own the world-wide rights to our product candidates.

As a result of our ongoing development efforts, we anticipate needing to spend substantial resources for the foreseeable future. Consequently, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity, debt financings and other sources, which may include collaborations with third parties. Such financing could result in dilution to stockholders and may include the imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including potential future revenue streams. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of factors such as the impacts of pandemics and increases in inflation rates or interest rates or the broad imposition of tariffs and other trade controls. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of June 30, 2025, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $74.4 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our planned operations for a period of at least 12 months from the date these condensed consolidated financial statements are issued. However, the Company will need to continue to raise additional capital to fund its operations. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” for additional information.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2025. There have been no material changes to our significant accounting policies during the six months ended June 30, 2025 from those discussed in our Annual Report on Form 10-K.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	completion of our ongoing Phase 1/1b clinical trial for soquelitinib in relapsed/refractory T cell lymphomas;
●	enrollment and completion of our ongoing Phase 3 registrational clinical trial for soquelitinib in PTCL;
●	enrollment and completion of our ongoing Phase 1 clinical trial for soquelitinib in atopic dermatitis;
●	a potential Phase 2 clinical trial for soquelitinib in atopic dermatitis;
●	process development and manufacturing of drug supply of soquelitinib and ciforadenant; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$7,873	$4,114	$3,759	$15,326	$8,189	$7,137
General and administrative	2,387	1,821	566	4,856	3,999	857
Total operating expenses	10,260	5,935	4,325	20,182	12,188	7,994
Loss from operations	(10,260)	(5,935)	(4,325)	(20,182)	(12,188)	(7,994)
Interest income and other expense, net	639	434	205	1,164	750	414
Change in fair value of warrant liability	2,012	1,816	196	27,141	1,816	25,325
Income (loss) before equity method investment	(7,609)	(3,685)	(3,924)	8,123	(9,622)	17,745
Loss from equity method investment	(389)	(577)	188	(928)	(341)	(587)
Net income (loss)	$(7,998)	$(4,262)	$(3,736)	$7,195	$(9,963)	$17,158

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2025 and 2024 consisted of the following costs by program as well as unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Soquelitinib	$4,593	$1,503	$3,090	$8,842	$2,841	$6,001
Ciforadenant	62	226	(164)	95	408	(313)
Mupadolimab	31	(151)	182	48	(55)	103
Unallocated employee and overhead costs	3,187	2,536	651	6,341	4,995	1,346
	$7,873	$4,114	$3,759	$15,326	$8,189	$7,137

For the three months ended June 30, 2025, the increase in soquelitinib costs of $3.1 million as compared to the three months ended June 30, 2024, primarily consisted of an increase of $1.7 million in drug manufacturing costs, an increase of $1.2 million in clinical trial expenses and an increase of $0.2 million in other outside service costs.

For the six months ended June 30, 2025, the increase in soquelitinib costs of $6.0 million as compared to the six months ended June 30, 2024, primarily consisted of an increase of $3.3 million in drug manufacturing costs, an increase of $2.6 million in clinical trial expenses and an increase of $0.1 million in other outside service costs.

For the three months ended June 30, 2025, the decrease in ciforadenant costs of $0.2 million as compared to the three months ended June 30, 2024, primarily consisted of a decrease in clinical trial expenses.

For the six months ended June 30, 2025, the decrease in ciforadenant costs of $0.3 million as compared to the six months ended June 30, 2024, primarily consisted of a decrease in clinical trial expenses

For the three months ended June 30, 2025, the increase in mupadolimab costs of $0.2 million as compared to the three months ended June 30, 2024, primarily consisted of an increase of $0.1 million in drug manufacturing costs and an increase of $0.1 million in clinical trial expenses.

For the six months ended June 30, 2025, the increase in mupadolimab costs of $0.1 million as compared to the six months ended June 30, 2024, primarily consisted of an increase of $0.1 million in drug manufacturing costs.

For the three months ended June 30, 2025, the increase in unallocated costs of $0.7 million as compared to the three months ended June 30, 2024, primarily consisted of an increase of $0.6 million in personnel and related costs and an increase of $0.1 million in other outside service costs.

For the six months ended June 30, 2025, the increase in unallocated costs of $1.3 million as compared to the six months ended June 30, 2024, primarily consisted of an increase in personnel and related costs.

General and Administrative Expense

For the three months ended June 30, 2025, the increase in general and administrative expenses of $0.6 million as compared to the three months ended June 30, 2024, primarily consisted of an increase of $0.3 million in personnel and related costs and an increase of $0.3 million in outside service costs.

For the six months ended June 30, 2025, the increase in general and administrative expenses of $0.9 million as compared to the six months ended June 30, 2024, primarily consisted of an increase of $0.6 million in personnel and related costs and an increase of $0.3 million in outside service costs.

Interest Income and Other Expense, net

For the three months ended June 30, 2025, the increase in interest income and other expense, net of $0.2 million as compared to the three months ended June 30, 2024, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities.

For the six months ended June 30, 2025, the increase in interest income and other expense, net of $0.4 million as compared to the six months ended June 30, 2024, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities

Change in fair value of warrant liabilities

For the three months ended June 30, 2025, the change in fair value of warrant liability of $2.0 million represents a decrease in the fair value of common warrants from March 31, 2025 to the dates on which the common warrants were exercised during the three months ended June 30, 2025.

For the six months ended June 30, 2025, the change in fair value of warrant liability of $27.1 million represents a decrease in the fair value of common warrants from December 31, 2024 to the dates on which the common warrants were exercised during the six months ended June 30, 2025.

Income (loss) from equity method investment

For the three months ended June 30, 2025, the decrease in loss from equity method investment of $0.2 million as compared to the three months ended June 30, 2024, primarily consisted of a decrease in Angel Pharmaceuticals’ loss for the three months ended June 30, 2025.

For the six months ended June 30, 2025, the increase in loss from equity method investment of $0.6 million as compared to the six months ended June 30, 2024, primarily consisted of an increase in Angel Pharmaceuticals’ loss for the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $74.4 million, and an accumulated deficit of $389.8 million.

Since our inception and through June 30, 2025, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million, a follow on offering of our common stock in February 2021, in which we raised net proceeds of approximately $32.0 million and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common stock warrants for net proceeds of approximately $30.3 million and proceeds of $54.3 million from the exercise of common stock warrants.

During the six months ended June 30, 2025, we did not sell any shares of common stock under our at-the-market offering program. As of June 30, 2025, $100 million remained available for sale under the 2024 Sales Agreement.

Funding Requirements

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $389.8 million through June 30, 2025. We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our product candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance our soquelitinib, ciforadenant and mupadolimab product candidates, as well as any future product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates or from additional significant collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through private and public equity offerings, including our “at-the-market” offering program, debt financings and potential future collaboration, license and development agreements. Adequate funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be required to significantly reduce our operating expenses and may have to significantly delay, scale back or discontinue the development of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

We expect to incur substantial additional losses in the future as we conduct our planned research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating and capital needs into the fourth quarter of 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors, including, but not limited to the factors discussed in the section of this report entitled “Risk Factors”.

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(14,040)	$(10,638)
Investing activities	(16,058)	(17,511)
Financing activities	36,049	30,370
Net decrease in cash and cash equivalents	$5,951	$2,221

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2025 was $14.0 million, which primarily consisted of a net income of $7.2 million, adjusted by net non-cash transactions of $24.3 million, that primarily consisted of $2.5 million of stock-based compensation expense, $0.9 million of loss from equity method investment and a decrease of $27.1 million in the fair value of warrant liability; a decrease of $1.1 million in prepaid and other current assets; an increase of $0.6 million in accounts payable; an increase of $1.3 million in accrued and other current liabilities; and a decrease of $0.1 million in operating lease right-of-use asset.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2025. net cash flows used in investing activities was $16.1 million, which primarily consisted of purchases of marketable securities of $47.2 million and purchases of property and equipment of $0.2 million, which were partially offset by maturities of marketable securities of $31.3 million.

During the six months ended June 30, 2024, net cash flows used in investing activities was $17.5 million, which primarily consisted of purchases of marketable securities of $30.9 million, which were partially offset by maturities of marketable securities of $13.4 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities was $36.0 million, which primarily consisted of proceeds of $35.7 million from the exercise of common warrants and proceeds of $0.3 million from the exercise of stock options.

During the six months ended June 30, 2024, cash provided by financing activities was $30.4 million, which primarily consisted of net proceeds of $16.4 million from the issuance of common stock, net proceeds of $5.0 million from the issuance of pre-funded warrants and proceeds of $8.9 million from the issuance of common warrants.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the six months ended June 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $74.4 million as of June 30, 2025 and cash, cash equivalents and marketable securities of $52.0 million as of December 31, 2024, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

●	We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
●	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
●	Our product candidates are in various stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our existing or potential future collaborators advance into clinical trials, including soquelitinib, ciforadenant and mupadolimab, may not have favorable results in later clinical trials, if any, or receive regulatory approval.
●	Any termination or suspension of, or delays in the commencement or completion of, our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

●	We are conducting and plan to conduct clinical trials for soquelitinib, ciforadenant and mupadolimab, and we and Angel Pharmaceuticals may in the future conduct additional clinical trials of product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.
●	If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	The occurrence of serious complications or side effects in connection with use of our product candidates, either in clinical trials or post-approval, could lead to discontinuation of our clinical development programs, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business, prospects, operating results and financial condition.
●	We may not be successful in our efforts to identify or discover additional product candidates.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected, or at all.
●	We rely on third parties to conduct some or all aspects of our manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.
●	We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.
●	If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business will be materially and adversely affected.
●	If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
●	We face competition from entities that have developed or may develop product candidates for cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.
●	An active, liquid and orderly market for our common stock may not be sustained.
●	The trading price of the shares of our common stock could be highly volatile, and investors in our common stock could incur substantial losses.

Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $62.3 million, $27.0 million and $41.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the six months ended June 30, 2025 and 2024, we recorded net income of $7.2 million and net loss of $10.0 million, respectively. We had an accumulated deficit of $389.8 million as of June 30, 2025. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

Given our planned expenditures for the next year and our cash, cash equivalents and marketable securities of $74.4 million at June 30, 2025, we expect that our cash resources will be sufficient to enable us to advance our programs into the fourth quarter of 2026. As a result, unless we receive additional funds from an outside source, we anticipate not being able to fund the completion of our ongoing and planned clinical trials and remaining development of any of our programs, including any potential registration trial for soquelitinib, ciforadenant or mupadolimab. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we will need to seek additional funds, through public or private equity, and debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel Pharmaceuticals obtained global rights to our Bruton’s tyrosine kinase (“BTK”) inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Several of these factors are outside of our control and if we are unable to obtain funding on a timely basis, or at all, we will be unable to complete the clinical trials for soquelitinib, ciforadenant and mupadolimab and our other product candidates, and we may be required to significantly curtail some or all of our activities.

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, soquelitinib, ciforadenant and mupadolimab. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborators must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

While we initiated several clinical trials, we do not know whether any of our other planned trials will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

We are conducting and plan to conduct clinical trials for soquelitinib, ciforadenant and mupadolimab, and we and Angel Pharmaceuticals may in the future conduct additional clinical trials of product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

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

On July 29, 2024, the FDA granted Fast Track designation for soquelitinib for the treatment of adult patients with relapsed or refractory peripheral T-cell lymphoma after at least two lines of systemic therapy. Depending on the data from our preclinical and clinical studies, we may decide to seek additional Fast Track designations for some or all of our other product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, drugs and biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. An NDA or BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

The FDA has the authority to require a risk evaluation and mitigation strategy (“REMS”) as part of an NDA or BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. Similar risks exist in foreign jurisdictions.

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

If a prolonged government shutdown occurs, or if funding shortages, staffing reductions or future global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we may commercialize.

The Trump administration has issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

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

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Further, EU pharmaceutical legislation is currently undergoing a complete review process, with proposed revisions not expected to become applicable prior to the end of 2027. These revisions may have a significant impact on the pharmaceutical industry and our business in the long term.

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

On February 7, 2024, the FDA granted orphan drug designation for soquelitinib for the treatment of T cell lymphoma. We also believe many of the targeted indications of our other product candidates could qualify for orphan drug designation. As a result, we may seek to obtain additional orphan drug designations in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease or condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our other product candidates, we may never receive such designations.

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

We face competition from entities that have developed or may develop product candidates for cancer and immune diseases, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.

Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. In particular, there is intense and rapidly evolving competition in the immunology therapeutics field. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we also compete with universities and other research institutions that may be active in oncology research and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, registering subjects for clinical trials and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

In oncology, there are large pharmaceutical companies with approved products or products in late-stage development that target kinases and immune checkpoints. There is also intense competition in the areas of inflammation and autoimmune diseases. Several drugs and biologics have been approved or are in late stage development for treatment of atopic dermatitis and other inflammatory diseases.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, which refers to the number of prior therapies required to be used prior to administration of the relevant therapy, and the FDA commonly approves new therapies initially for later-line uses. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy, usually chemotherapy, hormone therapy, surgery or a combination of these, proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules or a combination of these. Third-line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery and new technologies. In markets with approved therapies, we expect to initially seek approval of our product candidates as a later stage therapy for patients who have failed other approved treatments. Subsequently, for those drugs that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for second-line or first-line therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second-line or first-line therapy. Similarly, products to treat immune diseases may be indicated for early stage or more advanced recurrent diseases. In dermatology, treatments may be administered by topical or systemic routes. Our products may require additional clinical trials to gain approval for these additional indications.

Our projections of both the number of people who have the cancers and immune diseases that we are targeting, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. In addition, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first or second-line therapy.

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

We currently are heavily reliant upon licenses of certain patent rights and proprietary technology from third parties that is important or necessary to the development of our technology and products, including technology related to our product candidates. For example, we rely on our license agreement with Vernalis for rights with respect to the intellectual property covering ciforadenant. Further, we rely on our license agreement with The Scripps Research Institute for rights related to our lead development candidate for our anti-CD73 program, mupadolimab. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to develop and commercialize our technology and products in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

As of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 39% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on August 6, 2024, we entered into the 2024 Sales Agreement with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $100.0 million through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of June 30, 2025, no shares of common stock had been sold under the 2024 Sales Agreement and $100.0 million remained available for sale under the 2024 Sales Agreement.

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

We are a smaller reporting company, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. We will remain a smaller reporting company so long as (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter is less than $250 million or (b) (1) we have less than $100 million in annual revenues during our most recently completed fiscal year and (2) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter is less than $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

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

We maintain sensitive company data on our information technology systems, including our intellectual property, proprietary business information, clinical trial data, and personal information (collectively, “Confidential Information”) of customers and our employees and contractors. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite the implementation of security measures, our information technology and other internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses and malware (e.g., ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques – including artificial intelligence – that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. There can also be no assurance that our and our current and future CROs’ and other contractors’, consultants’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, imposes strict requirements for processing the personal data of individuals within the European Economic Area (the “EEA”), including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. Additionally, the U.S. Department of Justice recently issued a final rule that went into effect in April 2025, known as the “Data Security Program” (the “DSP Rule”). The DSP Rule places restrictions, and in some cases prohibitions, on certain transactions that could grant access of sensitive personal data to certain foreign actors with connections to “countries of concern”, such as China, which the DSP Rule refers to as “covered persons,” and may create operational challenges and legal risks for our business. As regulators issue further guidance on personal data export mechanisms and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: August 7, 2025	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)