Form 10-Q
period 2025-09-30
Corvus Pharmaceuticals, Inc.
filed 2025-11-04
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 4, 2025, 74,681,872 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,867	$8,740
Marketable securities	62,822	43,224
Accounts receivable - related party	32	75
Prepaid and other current assets	1,223	2,368
Total current assets	66,944	54,407
Property and equipment, net	221	151
Operating lease right-of-use asset	927	1,177
Investment in Angel Pharmaceuticals	11,530	12,540
Other assets	852	632
Total assets	$80,474	$68,907

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,974	$2,582
Operating lease liability	379	185
Accrued and other liabilities	5,721	3,725
Warrant liability	—	28,910
Total current liabilities	8,074	35,402
Operating lease liability	632	937
Total liabilities	8,706	36,339
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; 0 shares issued and outstanding at each of September 30, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at September 30, 2025 and December 31, 2024; 74,681,872 and 67,899,779 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	472,793	430,859
Accumulated other comprehensive loss	(1,060)	(1,288)
Accumulated deficit	(399,972)	(397,010)
Total stockholders’ equity	71,768	32,568
Total liabilities and stockholders’ equity	$80,474	$68,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$8,454	$5,222	$23,780	$13,411
General and administrative	2,118	2,033	6,974	6,032
Total operating expenses	10,572	7,255	30,754	19,443
Loss from operations	(10,572)	(7,255)	(30,754)	(19,443)
Interest income and other expense, net	738	566	1,902	1,316
Change in fair value of warrant liability	—	(32,846)	27,141	(31,030)
Loss before equity method investment	(9,834)	(39,535)	(1,711)	(49,157)
Loss from equity method investment	(323)	(682)	(1,251)	(1,023)
Net loss	$(10,157)	$(40,217)	$(2,962)	$(50,180)
Net loss per share, basic	$(0.12)	$(0.60)	$(0.04)	$(0.86)
Net loss per share, diluted	$(0.12)	$(0.60)	$(0.38)	$(0.86)
Shares used to compute net loss per share, basic	82,836,369	66,701,086	77,618,300	58,513,303
Shares used to compute net loss per share, diluted	82,836,369	66,701,086	78,655,424	58,513,303
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	29	152	(13)	142
Cumulative foreign currency translation adjustment	59	465	241	87
Comprehensive loss	$(10,069)	$(39,600)	$(2,734)	$(49,951)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	67,899,779	$7	$430,859	$(1,288)	$(397,010)	$32,568
Common stock issued upon exercise of stock options	269,682	—	279	—	—	279
Stock-based compensation expense	—	—	1,251	—	—	1,251
Unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Foreign currency translation adjustment	—	—	—	57	—	57
Net income	—	—	—	—	15,193	15,193
Balance at March 31, 2025	68,169,461	$7	$432,389	$(1,254)	$(381,817)	$49,325
Issuance of common stock upon exercise of common stock warrants	6,330,578	—	23,053	—	—	23,053
Issuance of pre-funded warrants upon exercise of common stock warrants	—	—	14,461	—	—	14,461
Common stock issued upon exercise of stock options	14,000	—	25	—	—	25
Stock-based compensation expense	—	—	1,256	—	—	1,256
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Foreign currency translation adjustment	—	—	—	125	—	125
Net loss	—	—	—	—	(7,998)	(7,998)
Balance at June 30, 2025	74,514,039	$7	$471,184	$(1,148)	$(389,815)	$80,228
Common stock issued on exercise of stock options	167,833	—	360	—	—	360
Stock-based compensation expense	—	—	1,249	—	—	1,249
Unrealized gain on marketable securities	—	—	—	29	—	29
Foreign currency translation adjustment	—	—	—	59	—	59
Net loss	—	—	—	—	(10,157)	(10,157)
Balance at September 30, 2025	74,681,872	$7	$472,793	$(1,060)	$(399,972)	$71,768

	Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	49,038,582	$5	$374,363	$(967)	$(334,717)	$38,684
Stock-based compensation expense	—	—	689	—	—	689
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	(5,701)	(5,701)
Balance at March 31, 2024	49,038,582	$5	$375,052	$(1,275)	$(340,418)	$33,364
Common stock issued in connection with registered direct offering, net	13,512,699	1	16,404	—	—	16,405
Pre-funded warrants issued in connection with registered direct offering, net	—	—	5,031	—	—	5,031
Stock-based compensation expense	—	—	768	—	—	768
Unrealized gain on marketable securities	—	—	—	5	—	5
Foreign currency translation adjustment	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(4,262)	(4,262)
Balance at June 30, 2024	62,551,281	$6	$397,255	$(1,355)	$(344,680)	$51,226
Common stock issued on exercise of stock options	28,750	—	50	—	—	50
Stock-based compensation expense	—	—	733	—	—	733
Unrealized gain on marketable securities	—	—	—	152	—	152
Foreign currency translation adjustment	—	—	—	465	—	465
Net loss	—	—	—	—	(40,217)	(40,217)
Balance at September 30, 2024	62,580,031	$6	$398,038	$(738)	$(384,897)	$12,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(2,962)	$(50,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	65
Accretion related to marketable securities	(1,084)	(899)
Stock-based compensation	3,756	2,190
Change in fair value of warrant liability	(27,141)	31,030
Loss from equity method investment	1,251	1,023
Changes in operating assets and liabilities:
Accounts receivable - related party	43	(44)
Prepaid and other current assets	1,145	(419)
Operating lease right-of-use asset	250	865
Other assets	(220)	(163)
Accounts payable	(608)	348
Accrued and other liabilities	1,996	245
Operating lease liability	(111)	(1,020)
Net cash used in operating activities	(23,606)	(16,959)
Cash flows from investing activities
Purchases of marketable securities	(78,332)	(49,758)
Maturities of marketable securities	59,805	28,357
Purchases of property and equipment	(149)	—
Net cash used in investing activities	(18,676)	(21,401)
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $1,794 in aggregate gross proceeds from related parties)	—	16,405
Proceeds from issuance of pre-funded warrants, net (includes $1,769 in aggregate gross proceeds from related parties)	—	5,031
Proceeds from issuance of common warrants (includes $1,472 in aggregate gross proceeds from related parties)	—	8,934
Proceeds from the exercise of common stock warrants (includes $4,960 in aggregate proceeds from related parties)	35,745	—
Proceeds from exercise of common stock options	664	50
Net cash provided by financing activities	36,409	30,420
Net decrease in cash and cash equivalents	(5,873)	(7,940)
Cash and cash equivalents at beginning of the period	8,740	12,620
Cash and cash equivalents at end of the period	$2,867	$4,680

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

Registered Direct Offering

On May 6, 2024, the Company completed a registered direct offering which resulted in gross proceeds of approximately $30.6 million. The financing consisted of the sale of 13,512,699 shares of common stock and accompanying common stock warrants to purchase 13,078,509 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7312 per share, and the sale of pre-funded warrants to purchase 4,144,085 shares of common stock and accompanying common warrants to purchase 4,010,927 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7311 per share. The common warrants had an exercise price of $3.50 per share of common stock (or $3.4999 per pre-funded warrant in lieu thereof), were exercisable at any time after the date of issuance, subject to certain ownership limitations, and expired on June 30, 2025. The pre-funded warrants have an exercise price of $0.0001 and are exercisable any time after the date of the issuance, subject to certain ownership limitations. As of September 30, 2025, all of the common warrants have been exercised, resulting in proceeds of $54.3 million.

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $400.0 million as of September 30, 2025. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through the sale of redeemable convertible preferred stock and common stock. As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $65.7 million. The Company’s cash, cash equivalents and marketable securities are not sufficient to fund the Company’s planned operations for a period of at least 12 months from the date these condensed consolidated financial statements are issued. To fund the Company’s planned operations, the Company will need to raise additional capital. The Company intends to raise additional capital through private and public equity offerings, including its “at-the-market” offering program, debt financings and potential future collaboration, license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs, out-license intellectual property rights to its product candidates and sell assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

The condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025 from those discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders, basic	$(10,157)	$(40,217)	$(2,962)	$(50,180)
Gain from change in fair value of warrant liability	—	—	(27,141)	—
Net loss - basic and diluted	$(10,157)	$(40,217)	$(30,103)	$(50,180)
Denominator:
Weighted average common shares and pre-funded warrants outstanding used to compute basic and diluted net loss per share	82,836,369	66,701,086	77,618,300	58,513,303
Weighted average shares issuable upon the exercise of common warrants	—	—	1,037,124	—
Weighted average common shares and prefunded warrants outstanding used to compute diluted net loss per share	82,836,369	66,701,086	78,655,424	58,513,303

Net loss per share, basic	$(0.12)	$(0.60)	$(0.04)	$(0.86)
Net loss per share, diluted	$(0.12)	$(0.60)	$(0.38)	$(0.86)

Weighted average common shares outstanding used in the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 includes 8,275,913 and 4,144,085 shares of common stock issuable upon conversion of pre-funded warrants, respectively. Refer to Note 9, “Warrants” for further details.

Shares issuable upon exercise of common warrants used in the calculation of diluted net loss per share were calculated using the treasury stock method.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Common warrants (1)	—	17,089,436	—	17,089,436
Outstanding options	11,453,850	9,911,650	11,453,850	9,911,650

(1)	Based on the treasury stock method, such common warrants that are in-the-money should be included in the calculation of diluted earnings per share (“EPS”) if the impact is not anti-dilutive. Therefore, as the Company was in a net loss position for the three and nine months ended September 30, 2024 and other loss from the revaluation of the common warrants was $32.8 million and $31.0 million for the three and nine months ended September 30, 2024, respectively, the impact of including the common warrants in calculating diluted EPS would be antidilutive and the Company has excluded the common warrants from the calculation of diluted net loss per share.

4. Segments

The Company views its operations and manages its business in one operating segment, that of the development and commercialization of drugs and antibodies that target critical elements of the immune system. The Company’s Chief Operating Decision Maker (“CODM”) is made up of the Chief Executive Officer and Chief Financial Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and programs that are in line with the Company’s long-term company-wide strategic goals.

The following table presents reportable segment net loss, including significant expense categories, attributable to the Company’s reportable segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Compensation and benefits, excluding stock-based compensation	$2,180	$1,835	$6,563	$5,448
Stock-based compensation	1,249	734	3,756	2,191
Drug manufacturing	2,277	539	5,957	736
Clinical trials	2,335	1,446	6,396	3,191
Outside general and administrative	617	776	2,412	2,321
Facilities and insurance	487	846	1,771	2,386
Other segment items (1)	1,427	1,079	3,899	3,170
Total segment expense	10,572	7,255	30,754	19,443
Non-operating (income) and expense, net	(415)	32,962	(27,792)	30,737
Net loss	$10,157	$40,217	$2,962	$50,180
(1)	Includes consulting, non-clinical research and laboratory supplies.

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

Financial Assets

The following tables present information as of September 30, 2025 and December 31, 2024 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	September 30, 2025
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$1,825	$—	$—	$1,825
Marketable securities	50,794	12,028	—	62,822
	$52,619	$12,028	$—	$64,647

	December 31, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$8,333	$—	$—	$8,333
Marketable securities	37,764	5,460	—	43,224
	$46,097	$5,460	$—	$51,557

As of September 30, 2025, all marketable securities had a maximum remaining maturity of less than thirteen months and are considered available for current operations.

As of September 30, 2025 and December 31, 2024, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$50,738	$57	$(1)	$50,794
U.S. Government agency securities	12,017	11	—	12,028
	$62,755	$68	$(1)	$62,822

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$37,688	$76	$—	$37,764
U.S. Government agency securities	5,456	4	—	5,460
	$43,144	$80	$—	$43,224

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

During the nine months ended September 30, 2025, the Company’s remaining outstanding common warrants were exercised and the changes in the Company’s warrant liability were as follows (in thousands):

Warrants
Warrant liability balance as of December 31, 2024	$28,910
Issuance of warrants	—
Change in fair value	(27,141)
Exercise of warrants	(1,769)
Warrant liability balance as of September 30, 2025	$—

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

As of September 30, 2025 and December 31, 2024, the Company’s ownership interest in Angel Pharmaceuticals was approximately 49.7%, excluding 7% of Angel Pharmaceuticals’ equity reserved for issuance under the Angel Pharmaceuticals Employee Stock Ownership Plan, and is accounted for as an equity method investment. The Company recognized its share of loss in Angel Pharmaceuticals for the total amount of $0.3 million and $1.3 million as loss from equity method investment in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	September 30, 2025	December 31, 2024

	(in thousands)
Current assets	$11,376	$12,957
Non-current assets	1,005	1,316
Current liabilities	768	1,202
Non-current liabilities	321	593
Stockholders' equity	11,292	12,478

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statement of Operations Data	2025	2024	2025	2024

	(in thousands)
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	(378)	(800)	(1,568)	(1,232)
Share of loss from investments accounted for using the equity method	(323)	(682)	(1,251)	(1,023)

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the nine months ended September 30, 2025 and 2024, no clinical or regulatory milestones were completed or paid to Vernalis, and the aggregate potential milestone payments were approximately $220 million for all indications as of September 30, 2025. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product by product and country by country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid single digits up to the low double digits on a country by country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country by country basis and range from the low single digits up to the mid single digits on a country by country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the nine months ended September 30, 2025 and 2024, no development or sales milestones were completed or paid to Monash, and the aggregate potential milestones were $45.1 million as of September 30, 2025. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

8. Balance Sheet Components (in thousands)

	September 30,	December 31,
	2025	2024
Prepaid and Other Current Assets
Interest receivable	$314	$141
Prepaid research and development manufacturing expenses	177	1,209
Prepaid facility expenses	35	308
Prepaid insurance	188	162
Other	509	548
	$1,223	$2,368
Property and Equipment
Laboratory equipment	$2,620	$2,522
Computer equipment and purchased software	190	171
Leasehold improvements	33	2,084
	2,843	4,777
Less: accumulated depreciation and amortization	(2,622)	(4,626)
	$221	$151
Accrued and Other Liabilities
Accrued clinical trial expense	$2,969	$1,672
Accrued manufacturing expense	1,243	679
Personnel related	715	820
Accrued legal and accounting	228	265
Other	566	289
	$5,721	$3,725

During the three months ended September 30, 2025 and 2024, the Company recorded approximately $28,000 and $20,000 in depreciation expense, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recorded approximately $79,000 and $65,000 in depreciation expense, respectively.

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

The pre-funded warrants have an exercise price per share of common stock equal to $0.0001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the pre-funded warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The pre-funded warrants are exercisable at any time after the date of issuance. In accordance with accounting guidance discussed in Note 2, the Company recorded $5.0 million to additional paid-in capital upon issuance of the pre-funded warrants on May 6, 2024. During the nine months ended September 30, 2025, an additional 4,131,828 pre-funded warrants were issued in connection with the exercise of common warrants. As of September 30, 2025, none of the pre-funded warrants have been exercised and 8,275,913 pre-funded warrants remain outstanding.

The common warrants had an exercise price per share of common stock equal to $3.50 per share (or $3.4999 per pre-funded warrant). The exercise price and the number of shares of common stock (or pre-funded warrants in lieu thereof) issuable upon exercise of the common warrants were subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The common warrants were exercisable at any time after the date of issuance and had an expiration date of June 30, 2025. In accordance with accounting guidance discussed in Note 2, “Summary of Significant Accounting Policies,” the Company recorded a decrease in fair value of warrant liability of $2.0 million and $27.1 million to other income in its condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025, respectively. As of September 30, 2025, all of the common warrants have been exercised, resulting in proceeds of $54.3 million.

10. Common Stock

As of September 30, 2025, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of September 30, 2025, no dividends on common stock had been declared.

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

During the nine months ended September 30, 2025, the Company did not sell any shares of common stock under its at-the-market offering program. As of September 30, 2025, $100.0 million remained available for sale under the 2024 Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2025	2024
Pre-funded warrants	8,275,913	4,144,085
Outstanding common warrants	—	11,778,238
Shares available for future option grants	5,596,419	2,850,693
Outstanding options	11,453,850	11,935,100
Shares reserved for employee stock purchase plan	400,000	400,000
Total	25,726,182	31,108,116

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2024	2,850,693	11,935,100	$4.26
Additional shares authorized	2,715,991	—	—
Options granted	(300,000)	300,000	4.87
Options exercised	—	(451,515)	1.47
Options forfeited	329,735	(329,735)	3.75
Balance at September 30, 2025	5,596,419	11,453,850	$4.40

12. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$539	$246	$1,608	$695
General and administrative	710	487	2,148	1,495
Total	$1,249	$733	$3,756	$2,190

13. Income Taxes

During the nine months ended September 30, 2025 and 2024, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property.

The Company does not expect the Act to have a material impact on its consolidated financial statements for the year ending December 31, 2025 and management is currently evaluating the potential impact of the Act on the Company’s future periods.

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

As of September 30, 2025 and December 31, 2024, the right-of-use asset under the operating lease was $0.9 million and $1.2 million, respectively. The elements of lease expense under the operating lease for the three and nine months ended September 30, 2025 were as follows (in thousands):

		Three Months Ended	Nine Months Ended
	Statements of operations and	September 30,	September 30,
	comprehensive loss location	2025	2025
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$115	$342
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	113	187
Total operating lease cost		$228	$529
Other Information
Operating cash flows used for operating lease		$157	$261
Remaining lease term		2.4 years	2.4 years
Discount rate		11.7%	11.7%

As of September 30, 2025, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2025*	$102
2026	486
2027	$566
Total lease payments	1,154
Less: imputed interest	(143)
Total	$1,011

* Remainder of the year

As of December 31, 2024, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2025	$305
2026	486
2027	566
Total lease payments	1,357
Less: imputed interest	(235)
Total	$1,122

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

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the three months ended September 30, 2025 and 2024, the Company recorded approximately $117,000 and $118,000, respectively, in clinical trial expenses under its agreements with ICON.

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

We have designed and developed soquelitinib to covalently target the cysteine amino acid residue at position 442 in the ITK protein. We believe this irreversible targeting of ITK has the potential to provide a potent, selective and prolonged duration of activity without the need for high systemic exposures and thereby improve the therapeutic window. This approach was previously used by our cofounders to generate ibrutinib. Selective inhibition of ITK can block the production and function of Th2 and Th17 helper T cells, potentially leading to a biasing toward the differentiation of naïve T cells into Th1 helper T cells, a process known as Th1 skewing. Th1 cells lead to the generation of killer T cells that can eliminate tumor cells or viral infected cells. Th1 cells produce interferon gamma and tumor necrosis factor that are cytokines known to destroy cancer cells and fight infection. We believe, based on our preclinical and Phase 1/1b data from our T cell lymphoma clinical trial, that soquelitinib has the potential to reprogram normal immune responses that also could be beneficial for the treatment of certain autoimmune, inflammatory and allergic diseases. Overactive Th2 and Th17 cells are known to play a role in autoimmune, inflammatory and allergic diseases, which can potentially be ameliorated by selective ITK inhibition by blocking Th2 and Th17 function and their production of inflammatory cytokines such as IL4, IL5, IL13, IL17 and others.

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

In March 2025, updated interim clinical results of the Phase 1/1b trial were presented at the T Cell Lymphoma Forum. For the 23 evaluable patients:

●	Objective responses (CRs plus PRs) were seen in nine patients (39%), including six CRs (26%) and three PRs.

●	The median duration of response for the nine patients with objective response by Lugano criteria was 17.2 months.
●	Three patients were continue on therapy at 25+ months, 18+ months and 14+ months.
●	Kaplan Meier estimated median progression free survival (“PFS”) was 6.2 months.
●	At 18-month follow-up, the PFS rate was 30%, which compares favorably to 18-month PFS of <20% with belinostat or pralatrexate.

We plan to present final data from this Phase 1/1b clinical trial in an oral session at the Annual ASH meeting in December 2025.

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

We believe these findings suggest that the inhibition of ITK by soquelitinib produced changes in the tumor microenvironment that enhanced anti-tumor immunity creating a less favorable environment for tumor growth and provides the rationale for clinical investigation in a monotherapy trial of soquelitinib in solid tumors. We are considering evaluating soquelitinib in clinical trials of solid tumors in the future.

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

Figure 2: Percent Reduction in Mean EASI Score for Combined Cohorts 1, 2 and 3. The data is displayed below with cohorts receiving active drug combined.

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

The Company amended the clinical trial protocol to replace cohort 4 (400 mg once per day) with an extension cohort of 24 patients randomized 1:1 between active and placebo. Treatment for this group is extended from 4 weeks for cohort 3 to 8 weeks with additional 30-day follow-up with no treatment to determine if longer treatment duration would provide further improvement in disease. The dose level for this group is the same as cohort 3 – 200 mg orally twice per day. Cohort 3 patients experienced earlier responses and deeper separation from placebo compared to cohorts 1 and 2, which studied a lower dose of 100 mg twice per day or 200 mg once per day. Cohort 3 patients also had a clinically meaningful reduction in itch as early as day 8. Enrollment in extension cohort 4 is now complete and announcement of data is anticipated in January 2026.

Based on results to-date from our Phase 1 clinical trial in atopic dermatitis, we have initiated planning of a Phase 2 clinical trial in atopic dermatitis, which we expect to open for enrollment in early Q1 2026. The trial is anticipated to enroll approximately 200 patients with moderate-to-severe atopic dermatitis that have failed at least one prior topical or systemic therapy. The trial is anticipated to enroll four cohorts of 50 patients each, with soquelitinib doses of: 200 mg once per day; 200 mg twice per day; and 400 mg once per day; along with a placebo group. The treatment period is anticipated to be 12 weeks with a 30-day follow-up period with no treatment.

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

Ciforadenant Adenosine A2A Receptor Antagonist

Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor. In 2018, we published preclinical findings in animal tumor models demonstrating that treatment with anti-CTLA4 antibody combined with ciforadenant provided synergistic anti-tumor activity based on a novel proposed mechanism of action. We are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic RCC in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). Enrollment in the clinical trial now has been completed and patients are being followed. In October 2025, data from the open label Phase 1b/2 clinical trial was presented at the European Society of Clinical Oncology annual meeting. Ciforadenant in combination with both ipililumab and nivolumab was well tolerated. At the time of data cut-off (May 2025), 50 patients were enrolled and the overall response rate was 44% with 4% CR and 42% PR. The primary endpoint of the study is deep response rate defined as a greater than 50% reduction in tumor volume. Although 19 patients remain on therapy and follow-up continues, at this time the deep response rate is 34%, which is not a statistically significant different from historical control of 32% for ipililumab and nivolumab.

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

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three months ended September 30, 2025 was $10.2 million and our net loss for the nine months ended September 30, 2025 was $3.0 million, which includes $27.1 million in non-operating income from the change in fair value of warrant liability. Our net loss for the three and nine months ended September 30, 2024 was $40.2 million and $50.2 million, respectively, which includes $32.8 million and $31.0 million in non-operating loss from the change in fair value of warrant liability, respectively. As of September 30, 2025, we had an accumulated deficit of $400.0 million. We expect our losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize, soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through September 30, 2025, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016, in which we raised net proceeds of $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of $64.9 million, a follow on offering of our common stock in February 2021, in which we raised net proceeds of $32.0 million and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common warrants for net proceeds of $30.3 million. As of September 30, 2025, all of the common warrants sold during the registered direct offering in May 2024 have been exercised resulting in proceeds of $54.3 million.

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

During the nine months ended September 30, 2025, we did not sell any shares of common stock under our at-the-market offering program and $100.0 million remained for sale under the 2024 Sales Agreement.

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

As of September 30, 2025, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $65.7 million. Based on our currently available cash resources and our currently planned level of operations and cash flows for at least the 12 month period subsequent to the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we will require additional funding by the fourth quarter of 2026. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least 12 months beyond the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Under the applicable accounting standards, the receipt of potential funding from future equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for at least 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” for additional information.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2025. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2025 from those discussed in our Annual Report on Form 10-K.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	completion of our ongoing Phase 1/1b clinical trial for soquelitinib in relapsed/refractory T cell lymphomas;
●	enrollment and completion of our ongoing Phase 3 registrational clinical trial for soquelitinib in PTCL;
●	enrollment and completion of our ongoing Phase 1 clinical trial for soquelitinib in atopic dermatitis;
●	a potential Phase 2 clinical trial for soquelitinib in atopic dermatitis;
●	process development and manufacturing of drug supply of soquelitinib; and

●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$8,454	$5,222	$3,232	$23,780	$13,411	$10,369
General and administrative	2,118	2,033	85	6,974	6,032	942
Total operating expenses	10,572	7,255	3,317	30,754	19,443	11,311
Loss from operations	(10,572)	(7,255)	(3,317)	(30,754)	(19,443)	(11,311)
Interest income and other expense, net	738	566	172	1,902	1,316	586
Change in fair value of warrant liability	—	(32,846)	32,846	27,141	(31,030)	58,171
Loss before equity method investment	(9,834)	(39,535)	29,701	(1,711)	(49,157)	47,446
Loss from equity method investment	(323)	(682)	359	(1,251)	(1,023)	(228)
Net loss	$(10,157)	$(40,217)	$30,060	$(2,962)	$(50,180)	$47,218

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2025 and 2024 consisted of the following costs by program as well as unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Soquelitinib	$5,625	$2,334	$3,291	$14,467	$5,175	$9,292
Ciforadenant	9	201	(192)	104	609	(505)
Mupadolimab	(11)	29	(40)	37	(26)	63
Unallocated employee and overhead costs	2,831	2,658	173	9,172	7,653	1,519
	$8,454	$5,222	$3,232	$23,780	$13,411	$10,369

For the three months ended September 30, 2025, the increase in soquelitinib costs of $3.3 million as compared to the three months ended September 30, 2024, primarily consisted of an increase of $1.8 million in drug manufacturing costs, an increase of $1.0 million in clinical trial expenses and an increase of $0.5 million in other outside service costs.

For the nine months ended September 30, 2025, the increase in soquelitinib costs of $9.3 million as compared to the nine months ended September 30, 2024, primarily consisted of an increase of $5.1 million in drug manufacturing costs, an increase of $3.6 million in clinical trial expenses and an increase of $0.6 million in other outside service costs.

For the three months ended September 30, 2025, the decrease in ciforadenant costs of $0.2 million as compared to the three months ended September 30, 2024, primarily consisted of a decrease in clinical trial expenses.

For the nine months ended September 30, 2025, the decrease in ciforadenant costs of $0.5 million as compared to the nine months ended September 30, 2024, primarily consisted of a decrease in clinical trial expenses

For the three and nine months ended September 30, 2025, the increase (decrease) in mupadolimab costs were negligible.

For the three months ended September 30, 2025, the increase in unallocated costs of $0.2 million as compared to the three months ended September 30, 2024, primarily consisted of an increase of $0.5 million in personnel and related costs, which were partially offset by a decrease of $0.3 million in facilities related costs.

For the nine months ended September 30, 2025, the increase in unallocated costs of $1.5 million as compared to the nine months ended September 30, 2024, primarily consisted of an increase of $1.6 million in personnel and related costs and an increase of $0.4 million in outside services costs, which were partially offset by a decrease of $0.5 million in facilities related costs.

General and Administrative Expense

For the three months ended September 30, 2025, the increase in general and administrative expenses of $0.1 million as compared to the three months ended September 30, 2024, primarily consisted of an increase of $0.3 million in personnel and related costs, which were partially offset by a decrease of $0.2 million in outside service costs.

For the nine months ended September 30, 2025, the increase in general and administrative expenses of $0.9 million as compared to the nine months ended September 30, 2024, primarily consisted of an increase of $0.8 million in personnel and related costs and an increase of $0.1 million in outside service costs.

Interest Income and Other Expense, net

For the three months ended September 30, 2025, the increase in interest income and other expense, net of $0.2 million as compared to the three months ended September 30, 2024, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities.

For the nine months ended September 30, 2025, the increase in interest income and other expense, net of $0.6 million as compared to the nine months ended September 30, 2024, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities

Change in fair value of warrant liabilities

For the three months ended September 30, 2025, the change in fair value of warrant liability was zero as all common warrants had been exercised as of June 30, 2025.

For the nine months ended September 30, 2025, the change in fair value of warrant liability of $27.1 million represents a decrease in the fair value of common warrants from December 31, 2024 to the dates on which the common warrants were exercised during the nine months ended September 30, 2025.

Loss from equity method investment

For the three months ended September 30, 2025, the decrease in loss from equity method investment of $0.4 million as compared to the three months ended September 30, 2024, primarily consisted of a decrease in Angel Pharmaceuticals’ loss for the three months ended September 30, 2025.

For the nine months ended September 30, 2025, the increase in loss from equity method investment of $0.2 million as compared to the nine months ended September 30, 2024, primarily consisted of an increase in Angel Pharmaceuticals’ loss for the nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $65.7 million, and an accumulated deficit of $400.0 million.

Since our inception and through September 30, 2025, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million, a follow on offering of our common stock in February 2021, in which we raised net proceeds of approximately $32.0 million and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common stock warrants for net proceeds of approximately $30.3 million and proceeds of $54.3 million from the exercise of common stock warrants.

During the nine months ended September 30, 2025, we did not sell any shares of common stock under our at-the-market offering program. As of September 30, 2025, $100 million remained available for sale under the 2024 Sales Agreement.

Funding Requirements

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $400.0 million through September 30, 2025. We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our product candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance soquelitinib, ciforadenant and mupadolimab, as well as any other product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

We expect to incur substantial additional losses in the future as we conduct our planned research and development activities. We believe that our existing cash, cash equivalents and marketable securities will only be sufficient to fund our planned operating and capital needs into the fourth quarter of 2026 and will not be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

●	the progress, timing, costs and results of clinical trials for soquelitinib, including the potential registrational clinical trial for soquelitinib;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

●	other factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(23,606)	$(16,959)
Investing activities	(18,676)	(21,401)
Financing activities	36,409	30,420
Net decrease in cash and cash equivalents	$(5,873)	$(7,940)

Cash Flows from Operating Activities

Cash used in operating activities during the nine months ended September 30, 2025 was $23.6 million, which primarily consisted of a net loss of $3.0 million, adjusted by net non-cash transactions of $23.5 million, that primarily consisted of $3.8 million of stock-based compensation expense, $1.3 million of loss from equity method investment and a decrease of $27.1 million in the fair value of warrant liability; a decrease of $1.1 million in prepaid and other current assets; a decrease of $0.6 million in accounts payable; an increase of $2.0 million in accrued and other current liabilities; an increase in other assets of $0.2 million; and a decrease of $0.1 million in operating lease right-of-use asset.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2025. net cash flows used in investing activities was $18.7 million, which primarily consisted of purchases of marketable securities of $78.3 million and purchases of property and equipment of $0.2 million, which were partially offset by maturities of marketable securities of $59.8 million.

During the nine months ended September 30, 2024, net cash flows used in investing activities was $21.4 million, which primarily consisted of purchases of marketable securities of $49.8 million, which were partially offset by maturities of marketable securities of $28.4 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities was $36.4 million, which primarily consisted of proceeds of $35.7 million from the exercise of common warrants and proceeds of $0.7 million from the exercise of stock options.

During the nine months ended September 30, 2024, cash provided by financing activities was $30.4 million, which primarily consisted of net proceeds of $16.4 million from the issuance of common stock, net proceeds of $5.0 million from the issuance of pre-funded warrants and proceeds of $8.9 million from the issuance of common warrants.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the nine months ended September 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $65.7 million as of September 30, 2025 and cash, cash equivalents and marketable securities of $52.0 million as of December 31, 2024, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $62.3 million, $27.0 million and $41.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the nine months ended September 30, 2025 and 2024, we recorded a net loss of $3.0 million and net loss of $50.2 million, respectively. We had an accumulated deficit of $400.0 million as of September 30, 2025. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

Given our planned expenditures for the next year and our cash, cash equivalents and marketable securities of $65.7 million as of September 30, 2025, we do not expect that our existing capital resources will be sufficient to fund our operations through a period of at least 12 months from beyond the filing of this Quarterly Report on Form 10-Q. As a result, unless we receive additional funds from an outside source, we anticipate not being able to fund the completion of our ongoing and planned clinical trials and remaining development of our programs, including any potential registration trial for soquelitinib, ciforadenant or mupadolimab. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we will need to seek additional funds, through public or private equity, and debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel Pharmaceuticals obtained global rights to our Bruton’s tyrosine kinase (“BTK”) inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 31% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on August 6, 2024, we entered into the 2024 Sales Agreement with Jefferies to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $100.0 million through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of September 30, 2025, no shares of common stock had been sold under the 2024 Sales Agreement and $100.0 million remained available for sale under the 2024 Sales Agreement.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: November 4, 2025	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)