Form 10-K
period 2025-12-31
Corvus Pharmaceuticals, Inc.
filed 2026-03-12
CIK 1626971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

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

As of June 30, 2025, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $251.9 million, computed by reference to the closing price as reported on The Nasdaq Stock Market. As of March 12, 2026, 83,992,407 shares of the registrant’s common stock were outstanding.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our expectations and beliefs regarding the potential benefits of our product candidates;
●	our expectations regarding the clinical effectiveness of our product candidates and utility of our biomarker data;
●	the anticipated timing, costs and conduct of our ongoing and planned clinical trials for soquelitinib (formerly CPI-818), ciforadenant and mupadolimab and planned preclinical studies and clinical trials for other product candidates in our development programs, including the anticipated timing of data from such trials and related reports;
●	the scope and design of our planned clinical trials, including but not limited to target patient enrollment numbers;
●	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;
●	the timing of the completion of our ongoing and planned clinical trials of soquelitinib, ciforadenant and mupadolimab and the timing and availability of clinical data from such clinical trials;
●	clinical and regulatory development plans with respect to soquelitinib, ciforadenant and mupadolimab, and our other product candidates;
●	our ability to commercialize soquelitinib, ciforadenant and mupadolimab and our other product candidates, if approved;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	the pricing and reimbursement of our product candidates, if approved;
●	our strategy to protect, establish and maintain our proprietary technology and intellectual property rights covering our product candidates, including the projected terms of patent protection;
●	the potential benefits of strategic collaborations, including our collaboration with Angel Pharmaceuticals, our ongoing business development efforts and our ability to enter into strategic arrangements;
●	developments and projections relating to our competitors and our industry, including competing therapies and our beliefs regarding our competitive advantage;
●	our estimates regarding the effect of changes in tax law and uncertainty as to how some of those changes may be applied;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing, including our forecast of the period of time through which our financial resources will be adequate to support our operations;

●	our estimates of the sufficiency of our cash, cash equivalents and marketable securities; and
●	our financial performance.

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

●	We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
●	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
●	Our product candidates are in various stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any product candidate we or any of our existing or potential future collaborators advance into clinical trials, including soquelitinib, ciforadenant and mupadolimab, may not have favorable results in later clinical trials, if any, or receive regulatory approval.
●	Any termination or suspension of, or delays in the commencement or completion of, our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
●	Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
●	We are conducting and plan to conduct clinical trials for soquelitinib, ciforadenant and mupadolimab, and we and Angel Pharmaceuticals may in the future, conduct additional clinical trials of product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.
●	If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	The occurrence of serious complications or side effects in connection with use of our product candidates, either in clinical trials or post-approval, could lead to discontinuation of our clinical development programs, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business, prospects, results of operations and financial condition.
●	We may not be successful in our efforts to identify or discover additional product candidates.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected, or at all.
●	We rely on third parties to conduct some or all aspects of our manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.
●	We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.
●	If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business will be materially and adversely affected.
●	If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
●	We face competition from entities that have developed or may develop product candidates for cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.
●	An active, liquid and orderly market for our common stock may not be sustained.
●	The trading price of the shares of our common stock could be highly volatile, and investors in our common stock could incur substantial losses.

v

Part I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company developing product candidates that precisely target proteins that are critical to immune cell maturation and function. We believe our proprietary product candidates have broad potential to address immune mediated diseases, inflammatory diseases and cancers.

Our lead product candidate, soquelitinib (formerly CPI-818), is designed to bind specifically to a protein, interleukin 2 inducible T cell kinase (ITK), involved in T cell activation, T cell receptor signaling and T cell differentiation and function. Based on the proposed mechanism of action, we believe soquelitinib has the potential to be utilized to inhibit the production of a number of inflammatory cytokines involved in diseases such as atopic dermatitis, hidradenitis suppurativa, asthma, psoriasis and fibrotic diseases. In preclinical studies, Soquelitinib has affected T cell differentiation leading to enhanced function of T cells involved in tumor cell eradication.

Since the immune cells targeted by our product candidates play a role in many diseases, our strategy is to leverage our research and development capabilities by evaluating our product candidates in clinical trials where there is an understanding of the role of specific T cells in the target indication and where we believe such product candidates have the broadest potential. We believe this strategy has enabled us to move rapidly from preclinical to clinical trials in diverse disease areas, each with large unmet needs. Soquelitinib entered both a registrational, Phase 3 clinical trial for relapsed T cell lymphomas and a recently initiated randomized, placebo-controlled Phase 2 trial in patients with atopic dermatitis. We have two additional product candidates which are in clinical development for the treatment of various solid tumors, also based on modulation of immune function.

Product Candidate Pipeline

Our product candidate pipeline and anticipated milestones include the following:

(1)	The Company did not conduct Phase 1 studies for these specific indications, but is planning to initiate Phase 2 studies for these indications based on the Phase 1 Atopic Dermatitis study.

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

In ITK genetic knockout mice, which completely lack expression of ITK, T cells exhibit defects in T helper cell differentiation and cytokine secretion but retain the ability to differentiate into cytotoxic T cells that secrete IL-2 and interferon gamma (“IFNg”), which are the cells responsible for tumor rejection. We believe that skewing T helper cell differentiation to favor cytotoxic T cells, known as Th1 skewing, may be beneficial in treating T cell lymphomas and many other types of cancer. Mice with genetic knock-out of ITK also demonstrate a reduction in Th2 and Th17 cells, which produce the cytokines that are often responsible for autoimmunity and allergy such as interleukin (Il) Il-4, Il-5, Il-13, Il-17 and many others.

We have designed and developed soquelitinib to covalently target the cysteine amino acid residue at position 442 in the ITK protein. We believe this irreversible targeting of ITK has the potential to provide a potent, selective and prolonged duration of activity without the need for high systemic exposures and thereby improve the therapeutic window. This approach was previously used by our cofounders to generate ibrutinib. Selective inhibition of ITK can block the production and function of Th2 and Th17 helper T cells, potentially leading to a biasing toward the differentiation of naïve T cells into Th1 helper T cells. Th1 cells lead to the generation of killer T cells that can eliminate tumor cells or viral infected cells. Th1 cells produce interferon gamma and tumor necrosis factor that are cytokines known to destroy cancer cells. We believe, based on our preclinical and Phase 1/1b data from our T cell lymphoma clinical trial, that soquelitinib has the potential to reprogram normal immune responses that also could be beneficial for the treatment of certain autoimmune, inflammatory and allergic diseases. Overactive Th2 and Th17 cells are known to play a role in autoimmune, inflammatory and allergic diseases, which can potentially be ameliorated by selective ITK inhibition by blocking Th2 and Th17 function and their production of inflammatory cytokines such as IL4, IL5, IL13, IL17 and others.

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

Soquelitinib is currently being studied both in cancer and in immune mediated diseases. A Phase 1/1b clinical trial was conducted in patients with relapsed T cell lymphomas that was designed to select the optimal dose of soquelitinib and evaluate its safety, pharmacokinetics (“PK”), target occupancy, immunologic effects, biomarkers and efficacy. The study is now complete, however, some of the patients remain on therapy and are continuing to receive follow-up monitoring. The trial enrolled 75 patients (27 in the dose escalation portion and 48 in dose expansion portion) with various T cell lymphomas, including peripheral T cell lymphoma (“PTCL”), T follicular helper cell lymphoma, natural killer cell T cell lymphoma, cutaneous T cell lymphoma, anaplastic large cell lymphoma and adult T cell lymphoma/leukemia. The median number of prior therapies was three (range 1-18), with only 31% achieving an objective response to their most recent prior therapy. In the dose escalation portion, patients received a twice-daily dose of soquelitinib of 100 mg, 200 mg, 400 mg or 600 mg, and the 200 mg twice-daily dose (“200 mg BID”) was selected for the dose expansion portion based on biomarker studies indicating that doses of 200 mg or higher achieved complete occupancy of the ITK target with the drug.

Final data from the Phase 1/1b clinical trial were presented at the American Society of Hematology Annual Meeting (“ASH”) in December 2025. Key highlights from the data supporting the ongoing registration Phase 3 trial in relapsed/refractory PTCL include:

●	No dose limiting toxicities or significant adverse events were observed in any patients in all dose cohorts up to 600 mg twice-daily, including no myelosuppression or immunosuppression;
●	Objective and durable tumor responses were seen in the 200 mg twice-daily cohort (N=36) with 6 patients experiencing complete responses;
●	In the 200 mg twice-daily cohort, it was determined that patients with between ≥1 and ≤3 prior therapies and an adequate peripheral blood lymphocyte count (N=24) were most likely to be responders to therapy. In this patient population:
o	Objective responses were seen in 9 of 24 patients including 6 complete responses and 3 partial responses;
o	Median progression free survival (“PFS”) was 6.2 months, including an 18-month PFS of 30%; and
o	Median overall survival (“OS”) was 28.1 months, including a 24-month OS of 67%

Key highlights from the data supporting soquelitinib’s proposed mechanism of action (Th1 skewing and blocking Th2 and Th17 differentiation) and development in immune and inflammatory diseases include:

●	In vitro studies demonstrated that at appropriate doses, soquelitinib produced Th1 skewing, which is an immunologic property resulting from the blockade of Th2 differentiation and a shift to Th1;
●	Biomarker studies evaluating blood samples and tumor biopsies showed an increase in Th1 in blood and tumor samples and a reduction in serum IL-5, consistent with inhibiting Th2 and Th17 cells; and
●	For six patients, paired tumor biopsies were compared at baseline and day 8 and showed an increase in intratumor Th1 cells with treatment analyzed using RNA sequencing.

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

In April 2024, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial with soquelitinib in patients with moderate to severe atopic dermatitis that previously failed one prior topical or systemic therapy. The clinical trial was planned to enroll 64 patients into one of four dosing cohorts in a 3:1 ratio (12 active and 4 placebo) to receive either soquelitinib or placebo. The cohorts were designed to sequentially enroll and to examine 100 mg oral twice per day, 200 mg oral once per day, 200 mg oral twice per day and 400 mg oral once per day. Patients would be treated for 28 days and are then followed for an additional 30 days with no therapy. The primary endpoints included safety and tolerability, and efficacy, measured by improvement in Eczema Area and Severity Index (“EASI”) score, Investigator Global Assessment (“IGA”), reduction in itch and various cytokine biomarkers. EASI scores are also evaluated by the percent of patients that achieve a specified percent reduction in EASI score – EASI 50 for patients that achieved a 50% reduction; EASI 75 for a 75% reduction; and EASI 90 for a 90% reduction.

As of May 6, 2025, enrollment into cohorts 1, 2 and 3 had been completed and we reported interim data for a total of 48 patients. These data covered 32 patients receiving soquelitinib and 12 receiving placebo with 28-day follow-up, and four additional patients receiving soquelitinib with 15-day follow-up from cohort 3. These four patients had not yet completed the 28-day treatment course. The percent reduction in mean EASI scores at 28 days for the combined cohort 1 and 2 group was 54.6% for patients receiving soquelitinib and 30.6% for patients receiving placebo. In cohort 3, the 200 mg BID cohort, the percent reduction in mean EASI score at 28 days was 71.1% for patients receiving soquelitinib and 42.1% for patients receiving placebo.

On January 20, 2026, we announced positive results from cohort 4 of our randomized, blinded, placebo-controlled Phase 1 clinical trial evaluating soquelitinib in patients with moderate to severe atopic dermatitis. Based on the encouraging results from cohorts 1-3, cohort 4 was prospectively redesigned to support and potentially extend the clinical results obtained in the initial cohorts. Cohort 4 was expanded to enroll 24 patients randomized 1:1 to receive soquelitinib 200 mg BID (the same dose as cohort 3) or placebo and the treatment period was extended to 56 days from the 28-day treatment period used for cohorts 1-3.

The cohort 4 data demonstrated favorable safety and efficacy results consistent with results from cohorts 1-3, including a deepening of responses in cohort 4 over the 8-week treatment period compared to the 4-week treatment period. The results also showed clinical activity in patients who had received prior systemic therapies, including patients resistant to therapies like dupilumab and JAK inhibitors. We believe the data to-date also support the novel proposed mechanism of action with ITK inhibition, which is designed to act upstream and regulate multiple T cell functional pathways. We believe the immune rebalancing shown thus far by soquelitinib shows its potential in a wide range of inflammatory and immune diseases. Based on these positive results, we plan to initiate a Phase 2 trial evaluating soquelitinib in patients with moderate to severe atopic dermatitis that have failed at least one prior topical or systemic therapy in the first quarter of 2026.

As of January 15, 2026, enrollment in cohort 4 was completed and all soquelitinib treated patients (n=12) had completed the 56-day treatment course. Of the 12 enrolled placebo patients, 10 were evaluable at day 56, as two patients were non-compliant and missed the day 56 visit; these two patients completed additional follow up at later time points. Patients in cohort 4 had similar baseline characteristics compared to patients in cohort 3, with patients in these cohorts having more advanced disease with a higher mean baseline EASI score compared to patients in cohorts 1 and 2. The mean baseline EASI in cohort 4 was 25.7 for the patients treated with soquelitinib and 21.9 for patients that received placebo. Across all four cohorts (n=72), 35% of patients had received prior systemic therapies (n=25), including 50% of patients (n=12) in cohort 4. Overall, all four cohorts showed meaningful responses in the soquelitinib treatment groups compared to placebo for clinically significant endpoints of EASI 75 and IGA 0 or 1.

At day 56, the mean percent reduction in EASI for patients receiving soquelitinib in cohort 4 (n=12) was 72%, compared to 40% for patients receiving placebo (n=10). The kinetics of response demonstrated continuous improvement from day 28 to day 56 with widening separation of the response curve compared to the placebo. Two placebo patients experienced disease flares requiring therapy during the 56-day treatment period compared to none in the soquelitinib group.

Figure 1 below summarizes the efficacy results for cohorts 1 through 4 evaluating EASI 75, EASI 90 and IGA 0 or 1. Cohort 3 and 4 results appear similar, with cohort 4 exhibiting higher frequency of EASI 75 and 90. EASI 75, EASI 90 and IGA 0 or 1 for cohort 4 was achieved in 75%, 25% and 33% of patients receiving soquelitinib, respectively, compared to 20%, 0% and 0%, respectively, for the placebo group.

Figure 1: Percent Patients Achieving Endpoints EASI 75, EASI 90 and IGA 0 or 1 at Day 28 (cohorts 1-3) or at Day 56 (cohort 4) of Treatment.

Figure 2 below shows the kinetics of response for cohort 4 patients receiving soquelitinib and placebo. Separation of the curves was seen at the first visit on day 15 and continuously increased out to day 56. At day 56, the difference in the curves is statistically significant, p=0.035. The disease control continued in the 30-day post treatment follow up period.

Figure 2: Percent Reduction in Mean EASI for Cohort 4. Mean percent change in EASI over time is shown. Treatment beginning is designated “Baseline” and days post-baseline are shown. Screening to baseline data are shown and demonstrate relative disease stability. The study blinding remained in effect for the entire 86-day period. Numbers at the top of the graphs indicate numbers of patients evaluated at the various time points. As of January 15, 2026, not all patients had completed the 30-day post treatment follow up.

Pre-Treatment
On Treatment
Off Treatment
PBO Cohort 4 (n) 12 12 12 12 10 9
SQL Cohort 4 (n) 12 12 12 12 12 9
EASI Change from Baseline (%)
20
0
-20
-40
-60
-80
-100
Placebo Cohort 4
SQL Cohort 4 (200 mg BID)
Screen
Baseline
15
29
43
56
86
Study Day

Figure 3A and 3B below show the response curves for soquelitinib and placebo patients across all patients in cohorts 1-4 and in patients in cohorts 3-4 only, also segmented into sub-groups by those who had or had not received prior systemic therapies. Across all four cohorts, 25 patients (35% of all patients) received prior systemic therapies with dupilumab being the most common prior systemic therapy (n=11). Other prior systemic therapies included JAK inhibitors, corticosteroids and investigational agents. The response curves are nearly identical for soquelitinib treated patients, regardless of their history of prior systemic therapy. Placebo patients who had prior systemic therapy had a lesser reduction in EASI compared to placebo patients who had not received prior systemic therapy. These Phase 1 results show separation of the curves for patients receiving soquelitinib compared to placebo and demonstrate that soquelitinib was similarly active in both systemic treatment naïve or experienced patients. Also, prior systemic therapy experienced patients appeared to have worse disease. The two placebo patients who achieved EASI 75 had not received prior systemic therapy. None of the seven placebo patients who had received prior systemic therapy achieved EASI 75 or EASI 50; whereas, three of the five soquelitinib treated patients who received prior systemic therapy achieved EASI 75.

Figure 3A, 3B: Percent Reduction in Mean EASI for Cohorts 1-4– Breakout of Patients with or without Prior Systemic Therapy. In Figure 3A, mean percent change in EASI over time is shown for all patients in Cohort 1-4 (left) and for those who received prior therapy (right). In Figure 3B, similar analysis is shown for patients in cohort 3 and 4; these patients received the 200 mg twice daily dose. In all charts, treatment beginning is designated “Baseline” and weeks post-baseline are shown. Placebo patients include cohorts 1-4. Soquelitinib cohorts 3 and 4 are combined (200 mg twice daily doses used in both of these cohorts).

Figure 4 below shows longer follow up from cohort 3 patients, who also received the 200 mg twice-daily dose. The data show maintenance or improvement in EASI out to 3 months beyond the treatment period and an increase of circulating Treg cells.

Figure 4: Percent Reduction in Mean EASI for Cohort 3 and percent change in Treg cells for cohorts 1-3.

Reduction in serum IL-4 cytokine was observed in cohorts 3 and 4, both during the treatment period and in the post treatment period, including a dose dependent response with cohort 4 patients showing the largest reductions in IL-4 out to day 86. Biomarker data from cohorts 1 through 3 shows a reduction in serum IL-5 cytokine for cohorts 1 through 3 compared to placebo, including a dose dependent response with cohort 3 patients showing the largest reductions in IL-5 compared to placebo. The reduction in serum IL-5 occurred as early as day 8 of therapy. Serum IL-17 and TARC levels also were lower. Circulating Th2 cells were measured (n=6 cohorts 1 and 2) by scRNA seq technology and demonstrated a reduction in these cells with treatment. As noted above, circulating Tregs cells increased in patients in cohort 3 and were associated with a prolonged treatment effect. These results are consistent with soquelitinib’s observed ability to block Th2 and Th17 cells and their secreted cytokines, such as IL-4, IL-5, IL-17 and the effects on T reg cells. This biomarker data suggest that soquelitinib induced an immune system rebalancing involving Th1, Th2, Th17 and Treg cells.

Figure 5: Biomarker Data: Change in serum IL-4, IL-5, IL-17, TARC and reduction in Th2 cells. Percent change from baseline is shown for serum IL-4 (left panel). Percent change in serum IL-5 (middle-left panel) is shown for cohort 1 and 2 combined, cohort 3 and placebo. Each dot represents a patient. Percent change in Th2 cell is shown for six soquelitinib patients from cohort 1 and 2 that had scRNA seq performed on blood (middle-right panel). Change in serum IL-17 and TARC in cohort 4 for soquelitinib (n=5 measured to date) and placebo (N=14) patients (right panel).

As of January 15, 2026, no new safety signals had been observed. Reported adverse events occurred in 41.7% of soquelitinib patients and 50% of placebo patients; all were Grade 1-2 and did not result in any dose modifications or interruptions. No severe or serious adverse events were reported. No significant lab abnormalities were seen.

In March 2026, we initiated a Phase 2 clinical trial of soquelitinib for the treatment of atopic dermatitis. The trial is anticipated to enroll approximately 200 patients with moderate-to-severe atopic dermatitis that have failed at least one prior topical or systemic therapy. The trial is anticipated to enroll four cohorts of 50 patients each, with soquelitinib doses of: 200 mg once per day; 200 mg twice per day; and 400 mg once per day; along with a placebo group. The treatment period is anticipated to be 12 weeks with a 30-day follow-up period with no treatment.

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

Mupadolimab, B Cell Activating Anti-CD73 Antibody. Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. While we believe mupadolimab has the potential to be an important new therapeutic agent with a novel proposed mechanism of action to support its development for the treatment of a broad range of cancers and infectious diseases, we are waiting to initiate a potential Phase 2 randomized clinical trial in order to prioritize the development of our other two lead product candidates.

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

Soquelitinib is an investigational oral therapy in development for the treatment of immune diseases and cancer. Soquelitinib is designed to precisely inhibit ITK, a critical signaling pathway in the immune system, and is currently in Phase 3 for relapsed and refractory PTCL (“R/R PTCL”) as well as Phase 1 for atopic dermatitis (“AD”). If approved for use in patients with AD, we will potentially face branded competition from dupilumab, a biologic approved in 2017, as well as biologics tralokinumab, nemolizumab, and lebrikizumab. In addition, there are several companies developing treatments that are approved or under development for AD including large pharmaceutical and biotechnology companies such as Abbvie, Pfizer, Sanofi, Amgen, GSK and Lilly.

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

We have in licensed patents and patent applications directed to certain of our product candidates and related uses thereof. We also possess and in license substantial know how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. As of February 3, 2026, our owned and licensed patent portfolio consisted of fourteen licensed U.S. issued patents, fourteen owned U.S. issued patents, three owned U.S. pending patent applications, and four owned pending Patent Cooperation Treaty (“PCT”) applications directed to soquelitinib, ciforadenant and mupadolimab, and certain of our other proprietary technology, inventions, improvements or other potential product candidates. In addition, our owned and licensed patent portfolio included forty-two licensed patents, three licensed patent applications, fifty-one owned patents, and eighteen owned patent applications pending in jurisdictions outside of the United States that are foreign counterparts to one or more of the foregoing U.S. patents and patent applications. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, Japan, South Korea, Australia and China.

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

Pursuant to this agreement, we made a one-time cash payment to Vernalis in the amount of $1.0 million upon entering into the agreement. We are also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, we made a milestone payment of $3 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single-agent ciforadenant in our Phase 1/1b clinical trial. During the year ended December 31, 2025, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of December 31, 2025.

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

Upon execution of the agreement, we made a one-time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. We are also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. We are also required to make development and sales milestone payments to Monash with respect to the licensed products. During the year ended December 31, 2025, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of December 31, 2025. We are also required to pay to Monash tiered royalties on net sales of licensed products sold by us, our affiliates and our sublicensees at a rate ranging in the low-single digits. In addition, should we sublicense our rights under the agreement, we have agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the approved use or indication within the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity in the relevant indication or inability to manufacture the product in sufficient quantities. The designation of such drug or biologic also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers. However, competitors may receive approval of different products for the same indication or use for which the orphan product has exclusivity or obtain approval for the same product but for a different indication or use for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a product candidate for seven years within the relevant indication or use if a competitor obtains approval of the “same” drug or biologic as defined by the FDA or if such product candidate is determined to be contained within the competitor’s product. If an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated review of a MA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the United States PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

In addition, the Budget Control Act of 2011 and due to subsequent legislative amendments included, among other things, aggregate reductions of Medicare payments to providers that will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on manufacturers’ Medicaid drug rebate liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. The Centers for Medicare & Medicaid Services (CMS) announced the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

Research and Development Expenses

Our research and development expenses were $33.7 million, $19.4 million and $16.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expenses” for additional detail regarding our research and development activities.

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

Human Capital Resources

As of December 31, 2025, we had 37 total employees, all of whom were full-time and 29 of whom were primarily engaged in research and development activities.

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

Corporate Information

We were incorporated in Delaware on January 27, 2014 and began operations in November 2014. Our executive offices are located at 901 Gateway Boulevard, South San Francisco, California 94080, and our telephone number is (650) 900 4520. Our website address is http://www.corvuspharma.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $15.3 million, $62.3 million and $27.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. We had an accumulated deficit of $412.3 million as of December 31, 2025. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, the majority of our efforts have been focused on the research and development of soquelitinib, ciforadenant and mupadolimab. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of soquelitinib, as well as product candidates under our other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of soquelitinib, ciforadenant and mupadolimab or any other product candidates.

As of December 31, 2025, we had capital resources consisting of cash, cash equivalents and marketable securities of $56.8 million. On January 23, 2026, we completed a follow-on offering of common stock, which resulted in aggregate net proceeds of approximately $189.4 million.

Based on our planned expenditures and capital expenditures requirements, our cash, cash equivalents and marketable securities of $56.8 million as of December 31, 2025 and the proceeds from our recent financing, we expect that our existing capital resources will be sufficient to fund our operations into the second quarter of 2028. As a result, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development programs through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we will need to seek additional funds, through public or private equity, and debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel Pharmaceuticals obtained global rights to our Bruton’s tyrosine kinase (“BTK”) inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU has evolved. The EU CTR which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as contract research organizations (“CROs”), may impact our developments plans.

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

While we initiated several clinical trials, we do not know whether any of our other planned trials will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA or foreign regulatory authorities failing to grant permission to proceed or placing a clinical trial on hold;
●	subjects failing to enroll or remain in our trial at the rate we expect;
●	subjects choosing an alternative treatment for the indication for which we are developing soquelitinib, ciforadenant and mupadolimab or other product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;

●	a facility manufacturing soquelitinib, ciforadenant or mupadolimab, any of our other product candidates or any of their components being ordered by the FDA or other regulatory authorities to temporarily or permanently shut down due to violations of GMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;
●	one or more Institutional Review Boards (“IRBs”) or other reviewing bodies refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
●	patients failing to complete a trial or return for post-treatment follow-up.

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

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, results of operations, prospects or financial condition.

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

The occurrence of serious complications or side effects in connection with use of our product candidates, either in clinical trials or post-approval, could lead to discontinuation of our clinical development programs, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business, prospects, results of operations and financial condition.

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

Our ability to generate product revenue will depend heavily on our ability to successfully develop and commercialize our product candidates. We do not expect that such commercialization of any of our product candidates will occur for at least the next few years, if ever. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

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

The FDA has the authority to require a REMS as part of an NDA or BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. Similar risks exist in foreign jurisdictions.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staff reductions or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

If a prolonged government shutdown occurs, or if funding shortages, staffing reductions or policy changes prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price (“AMP”). On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we may commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

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

The ACA includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until twelve years from the date on which the reference product was first licensed. During this twelve-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same approved indication or use within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in the relevant indication or where the manufacturer is unable to assure sufficient product quantity to meet the needs relating to the approved indication or use of patients with the relevant disease or condition.

On February 7, 2024, the FDA granted orphan drug designation for soquelitinib for the treatment of T cell lymphoma. We also believe many of the targeted indications of our other product candidates could qualify for orphan drug designation. As a result, we may seek to obtain additional orphan drug designations in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our product candidate for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same indications and uses. Even after an orphan product is approved, the FDA can subsequently approve the “same drug,” as defined by the FDA, for the same indication or use if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our other product candidates, we may never receive such designations.

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

In October 2020, we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and obtained global rights to our BTK inhibitor preclinical programs. While certain of our executive officers and directors will initially be on the board of directors of Angel Pharmaceuticals, we have limited control over it and so we will be subject to many of the same risks set forth above with respect to all collaborations. Additionally, any actions taken by the Chinese government to implement trade policy changes, financial restrictions, or increased regulatory scrutiny on U.S. companies could negatively impact Angel Pharmaceuticals. For instance, China has previously taken or threatened to take trade and other actions in retaliation against U.S. policies, and is likely to continue to do so. Past or future developments in this regard may have a material adverse effect on the economies, financial markets, and currency exchange rates in China and the United States. Tensions between the United States and China have increased over the past few years as a result of disputes in areas including trade policy, intellectual property, cybersecurity and data privacy, due to the current U.S. Presidential Administration’s imposition of tariffs and other trade controls, as well as due to geopolitical conflicts such as the war between Ukraine and Russia and tensions in the Middle East and Venezuela. Our interests in Angel Pharmaceuticals could be harmed if relations between the United States and China worsen or if either government imposes additional policies, tariffs or sanctions and our business could encounter increased regulatory scrutiny in China, as well as adverse media or public attention in China, as a result of the deteriorating bilateral relationship.

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

Risks Related to Our Business Operations

Our results of operations may fluctuate significantly, which makes our future results of operations difficult to predict and could cause our results of operations to fall below expectations or any guidance we may provide.

Our quarterly and annual results of operations may fluctuate significantly, which makes it difficult for us to predict our future results of operations. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

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

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report on Form 10-K, others may hold proprietary rights that could prevent soquelitinib, ciforadenant and mupadolimab or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market soquelitinib, ciforadenant and mupadolimab or our other product candidates.

Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing soquelitinib, ciforadenant and mupadolimab or our other product candidates, which could harm our business, financial condition and results of operations. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Our stock price has been volatile. The stock market in general and the market for stock of pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of soquelitinib, ciforadenant, mupadolimab and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	regulatory developments in the United States and foreign countries; including changes in the policies of the U.S. or Chinese governments resulting in sanctions instituted by either government;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the impact of political instability, natural disasters, war and/or events of terrorism, such as the military conflict between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China, and tensions in the Middle East and Venezuela;
●	trading volume of our common stock;
●	an inability to obtain additional funding on favorable terms, or at all;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions, other events or factors such as tariffs, trade controls, interest rates, inflationary pressures and the occurrence of a recession or even depression, many of which are beyond our control;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

As of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 31% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We are subject to evolving and complex tax laws in the United States and the foreign jurisdictions in which we operate. New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business operations and financial performance. We expect the scope and extent of regulation in the jurisdictions in which we conduct our business, or where our management is located, as well as regulatory oversight and supervision, to generally continue to increase. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial condition and results of operations.

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

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information that was provided to us by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Generally, to the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2025, we had federal net operating loss (“NOL”) carryforwards of approximately $285.9 million and state NOL carryforwards of approximately $353.7 million available to offset future taxable income. If not utilized, certain of our federal and state NOL carryforwards will begin to expire in various years beginning in 2035. As of December 31, 2025, we also had $11.1 million of federal research and development tax credit, $1.5 million of federal orphan drug credit, and $5.8 million of state research and development tax credit carryforwards available to offset future income taxes. The federal research and development tax credits will begin to expire in 2036, if not utilized. The state research and development tax credits have no expiration date. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). An “ownership change” is generally defined as a cumulative change in stock ownership of certain significant stockholders over a rolling three year period in excess of 50 percentage points by value. Similar provisions under state tax law may also apply. We may have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside our control. Such ownership changes could result in the expiration of certain of our NOL carryforwards and other tax attributes before they can be utilized. As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes to offset future taxable income.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target studies and results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Holders of Record

As of March 12, 2026, there were approximately 16 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain future earnings, if any, for use in operation of our business and to fund future growth. We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

Overview

We are a clinical stage biopharmaceutical company developing product candidates that precisely target proteins that are critical to immune cell maturation and function. We believe our proprietary product candidates have broad potential to address immune mediated diseases, inflammatory diseases and cancers.

Our lead product candidate, soquelitinib (formerly CPI-818), is designed to bind specifically to a protein, interleukin 2 inducible T cell kinase (ITK), involved in T cell activation, T cell receptor signaling and T cell differentiation and function. Based on the proposed mechanism of action, we believe soquelitinib has the potential to be utilized to inhibit the production of a number of inflammatory cytokines involved in diseases such as atopic dermatitis, hidradenitis suppurativa, asthma, psoriasis and fibrotic diseases. In preclinical studies, Soquelitinib has affected T cell differentiation leading to enhanced function of T cells involved in tumor cell eradication.

Since the immune cells targeted by our product candidates play a role in many diseases, our strategy is to leverage our research and development capabilities by evaluating our product candidates in clinical trials where there is an understanding of the role of specific T cells in the target indication and where we believe such product candidates have the broadest potential. We believe this strategy has enabled us to move rapidly from preclinical to clinical trials in diverse disease areas, each with large unmet needs. Soquelitinib entered a registrational, Phase 3 clinical trial for relapsed T cell lymphomas and is also being evaluated in a randomized, placebo-controlled Phase 2 trial in patients with atopic dermatitis. We have two additional product candidates which are in clinical development for the treatment of various solid tumors, also based on modulation of immune function.

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2025 and 2024 was $15.3 million and $62.3 million, respectively, which includes non-operating income of $27.1 million and non-operating loss of $33.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of $412.3 million. We expect our losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through December 31, 2025, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016 and subsequent follow-on public offerings. In May 2024, we completed a registered direct offering, in which we sold shares of our common stock, pre-funded warrants and common stock warrants for net proceeds of approximately $30.3 million and proceeds of $54.3 million from the exercise of common stock warrants.

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

During the year ended December 31, 2025, we did not sell any shares of common stock under our at-the-market offering program and $100.0 million remained available for sale under the 2024 Sales Agreement.

In connection with the Company’s follow-on public offering in January 2026, the Company suspended the “at-the-market” offering with respect to the 2024 Sales Agreement (See Footnote 17, Subsequent Event).

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

As of December 31, 2025, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $56.8 million and on January 23, 2026, we closed a follow-on public offering which resulted in aggregate net proceeds of approximately $189.4 million. Based on our currently available cash resources and our currently planned level of operations and cash flows, we expect that our cash resources will be sufficient to enable us to advance our programs into the second quarter of 2028. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date of the issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and concluded that our existing cash, cash equivalents and marketable securities, including the approximate net proceeds of $189.4 million from our January 2026 follow-on public offering, are sufficient to fund our operations for at least the next 12 months from issuance of the consolidated financial statements. However, the Company will need to continue to raise additional capital to fund its operations. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital.”

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our ongoing Phase 3 registrational clinical trial for soquelitinib in PTCL;
●	completion of our ongoing Phase 1 clinical trial for soquelitinib in atopic dermatitis;
●	completion of our Phase 1b/2 clinical trial with ciforadenant in collaboration with the Kidney Cancer Research Consortium;
●	enrollment and completion of our Phase 2 clinical trial for soquelitinib in atopic dermatitis;
●	a potential clinical trial for soquelitinib in asthma;
●	a potential clinical trial for soquelitinib in hidradenitis suppurativa;
●	process development and manufacturing of drug supply of soquelitinib; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Year ended December 31,			Change	Change
	2025	2024	2023	2024 to 2025	2023 to 2024
Operating expenses:
Research and development	$33,719	$19,385	$16,526	$14,334	$2,859
General and administrative	9,252	8,163	6,881	1,089	1,282
Total operating expenses	42,971	27,548	23,407	15,423	4,141
Loss from operations	(42,971)	(27,548)	(23,407)	(15,423)	(4,141)
Interest income and other expense, net	2,505	1,824	1,584	681	240
Gain from sale of property and equipment	—	5	—	(5)	5
Change in fair value of warrant liability	27,141	(33,377)	—	60,518	(33,377)
Sublease income - related party	—	—	78	—	(78)
Loss before equity method investment	(13,325)	(59,096)	(21,745)	45,771	(37,351)
Loss from equity method investment	(1,958)	(3,197)	(5,284)	1,239	2,087
Net loss	$(15,283)	$(62,293)	$(27,029)	$47,010	$(35,264)

Research and Development Expenses

Research and development expenses for the years ended December 31, 2025, 2024 and 2023, consisted of the following costs by program (specific program costs consist solely of external costs):

	Year ended December 31,			Change	Change
	2025	2024	2023	2024 to 2025	2023 to 2024
Soquelitinib	$21,183	$8,813	$5,335	$12,370	$3,478
Ciforadenant	112	33	963	79	(930)
Mupadolimab	79	82	772	(3)	(690)
Unallocated employee and overhead costs	12,345	10,457	9,456	1,888	1,001
	$33,719	$19,385	$16,526	$14,334	$2,859

For the year ended December 31, 2025, the increase in soquelitinib costs of $12.4 million as compared to the year ended December 31, 2024, primarily consisted of an increase of $4.8 million in drug manufacturing costs, an increase of $6.0 million in clinical trial expenses and an increase of $1.6 million in other outside service costs.

For the year ended December 31, 2025, the increase in ciforadenant costs of $0.1 million as compared to the year ended December 31, 2024, primarily consisted of an increase in clinical trial expenses.

For the year ended December 31, 2025, the decrease in mupadolimab costs were negligible.

For the year ended December 31, 2025, the increase in unallocated employee and overhead costs of $1.9 million as compared to the year ended December 31, 2024, primarily consisted of an increase of $2.3 million in personnel and related costs and an increase of $0.4 million in outside services costs, which were partially offset by a decrease of $0.8 million in facilities related costs.

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

General and Administrative Expenses

For the year ended December 31, 2025, the increase in general and administrative expenses of $1.1 million as compared to the year ended December 31, 2024, primarily consisted of an increase of $1.3 million in personnel and related costs, which were partially offset by a decrease of $0.2 million in other outside costs.

For the year ended December 31, 2024, the increase in general and administrative expenses of $1.3 million as compared to the year ended December 31, 2023, primarily consisted of an increase of $0.9 million in personnel and related costs and an increase of $0.4 million in other outside costs.

Interest Income and Other Expense, net

For the year ended December 31, 2025, the increase in interest income and other expense, net of $0.7 million as compared to the year ended December 31, 2024, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities.

For the year ended December 31, 2024, the increase in interest income and other expense, net of $0.2 million as compared to the year ended December 31, 2023, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities.

Gain from sale of property and equipment

For the year ended December 31, 2024, the gain from sale of property and equipment consisted of proceeds from the sale of laboratory equipment.

Sublease income – related party

For the year ended December 31, 2024, the decrease in sublease income – related party of $0.1 million as compared to the year ended December 31, 2023, was due to the expiration of the building sublease agreement with Angel Pharmaceuticals’ in January 2023.

Loss from equity method investment

For the year ended December 31, 2025, the decrease in loss from equity method investment of $1.2 million as compared to the year ended December 31, 2024, primarily consisted of a decrease in Angel Pharmaceuticals’ loss for the year ended December 31, 2025.

For the year ended December 31, 2024, the decrease in loss from equity method investment of $2.1 million as compared to the year ended December 31, 2023, primarily consisted of a decrease in Angel Pharmaceuticals’ loss for the year ended December 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $56.8 million and an accumulated deficit of $412.3 million.

Since our inception and through December 31, 2025, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our IPO in March 2016 and through subsequent follow-on public offerings. In May 2024, we complete a registered direct offering, in which we sold shares of our common stock, pre-funded warrants and common stock warrants for net proceeds of approximately $30.3 million and proceeds of $54.3 million from the exercise of common stock warrants.

During the year ended December 31, 2025, we did not sell any shares of common stock under our at-the-market offering program. As of December 31, 2025, $100.0 million remained available for sale under the 2024 Sales Agreement.

On January 23, 2026, we completed a follow-on offering of common stock, which resulted in aggregate net proceeds of approximately $189.4 million. In connection with the follow-on offering, we suspended the at-the-market offering with respect to the 2024 Sales Agreement (See footnote 17, Subsequent Event).

Funding Requirements

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $412.3 million through December 31, 2025. We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our product candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance soquelitinib, as well as any other product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates or from additional significant collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through private and public equity offerings and potential future collaboration, license and development agreements. Adequate funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be required to significantly reduce our operating expenses and may have to significantly delay, scale back or discontinue the development of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

We expect to incur substantial additional losses in the future as we conduct our planned research and development activities. We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from our financing in January 2026, will be sufficient to fund our planned operating and capital needs into the second quarter of 2028. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

●	the progress, timing, costs and results of clinical trials for soquelitinib, including the potential registrational clinical trial for soquelitinib, and to a lesser extent, the timing, costs and results of the clinical trials for ciforadenant and mupadolimab;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

●	other factors described in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year ended December 31,			Change	Change
	2025	2024	2023	2024 to 2025	2023 to 2024
Net cash provided by (used in):
Operating activities	$(32,797)	$(25,424)	$(23,935)	$(7,373)	$(1,489)
Investing activities	(7,796)	(27,484)	15,541	19,688	(43,025)
Financing activities	36,429	49,028	7,855	(12,599)	41,173
Net decrease in cash and cash equivalents	$(4,164)	$(3,880)	$(539)	$(284)	$(3,341)

Cash Flows from Operating Activities

Cash used in operating activities during the year ended December 31, 2025 was $32.8 million, which primarily consisted of a net loss of $15.3 million, adjusted by net non-cash transactions of $21.1 million, that primarily consisted of $5.3 million of stock compensation expense, $2.0 million of loss from equity method investment and a decrease of $27.1 million in the fair value of warrant liability, a decrease of $0.9 million in prepaid and other current assets, an increase of $0.2 million in other assets, a decrease of $0.1 million in accounts payable, an increase of $2.8 million in accrued and other current liabilities and a decrease of $0.2 million in operating lease liability net of operating lease right-of-use assets amortization.

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

Cash used in operating activities during the year ended December 31, 2023 was $23.9 million, which primarily consisted of a net loss of $27.0 million, adjusted by non cash charges of $6.7 million, primarily consisting of $2.1 million of stock compensation expense and $5.3 million in loss from equity method investment, a decrease of $0.5 million in accounts payable, a decrease of $3.6 million in accrued and other liabilities and a decrease of $0.6 million in accounts receivable – related party.

Cash Flows from Investing Activities

Cash used in investing activities during the year ended December 31, 2025 was $7.8 million, which consisted of purchases of marketable securities of $91.8 million and purchases of property and equipment of $0.2 million, which were partially offset by maturities of marketable securities of $84.1 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2025 was $36.4 million, which primarily consisted of net proceeds of $35.7 million from the exercise of common stock warrants and $0.7 million from the exercise of common stock options.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $56.8 million as of December 31, 2025, which consisted of cash, U.S. Treasury securities and U.S. government agency securities. The interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

We do not have any foreign currency or other derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

CORVUS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corvus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corvus Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Clinical Trial Accruals

As described in Notes 2 and 8 to the consolidated financial statements, the Company recorded $3.6 million in clinical trial accruals as of December 31, 2025. Management applies significant judgment in developing estimates for clinical trial accruals based on assumptions related to the vendors’ progress towards completion. Management estimates the vendors’ progress towards completion using data such as clinical site activations, patient enrollment or information provided to the Company by its vendors regarding actual costs incurred. Management determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or stage of completion, or the services completed.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 12, 2026

We have served as the Company’s auditor since 2015.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,576	$8,740
Marketable securities	52,174	43,224
Accounts receivable - related party	37	75
Prepaid and other current assets	1,427	2,368
Total current assets	58,214	54,407
Property and equipment, net	220	151
Operating lease right-of-use asset	839	1,177
Investment in Angel Pharmaceuticals	10,991	12,540
Other assets	855	632
Total assets	$71,119	$68,907

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,491	$2,582
Operating lease liability	403	185
Accrued and other liabilities	6,486	3,725
Warrant liability	—	28,910
Total current liabilities	9,380	35,402
Operating lease liability	534	937
Total liabilities	9,914	36,339
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; 0 shares issued and outstanding at each of December 31, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at December 31, 2025 and December 31, 2024; 74,696,629 and 67,899,779 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	474,387	430,859
Accumulated other comprehensive loss	(896)	(1,288)
Accumulated deficit	(412,293)	(397,010)
Total stockholders’ equity	61,205	32,568
Total liabilities and stockholders’ equity	$71,119	$68,907

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Research and development	$33,719	$19,385	$16,526
General and administrative	9,252	8,163	6,881
Total operating expenses	42,971	27,548	23,407
Loss from operations	(42,971)	(27,548)	(23,407)
Interest income and other expense, net	2,505	1,824	1,584
Gain from sale of property and equipment	—	5	—
Change in fair value of warrant liability	27,141	(33,377)	—
Sublease income - related party	—	—	78
Loss before equity method investment	(13,325)	(59,096)	(21,745)
Loss from equity method investment	(1,958)	(3,197)	(5,284)
Net loss	$(15,283)	$(62,293)	$(27,029)
Net loss per share, basic	$(0.19)	$(1.02)	$(0.56)
Net loss per share, diluted	$(0.53)	$(1.02)	$(0.56)
Shares used to compute net loss per share, basic	78,964,842	60,985,165	48,025,274
Shares used to compute net loss per share, diluted	79,742,685	60,985,165	48,025,274
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(17)	65	66
Cumulative foreign currency translation adjustment	409	(386)	(470)
Comprehensive loss	$(14,891)	$(62,614)	$(27,433)

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	46,553,511	$5	$364,361	$(563)	$(307,688)	$56,115
Issuance of common stock in connection with at-the-market offering, net	2,461,903	—	7,843	—	—	7,843
Common stock issued on exercise of stock options	23,168	—	12	—	—	12
Stock-based compensation expense	—	—	2,147	—	—	2,147
Unrealized loss on marketable securities	—	—	—	66	—	66
Foreign currency translation adjustment	—	—	—	(470)	—	(470)
Net loss	—	—	—	—	(27,029)	(27,029)
Balance at December 31, 2023	49,038,582	$5	$374,363	$(967)	$(334,717)	$38,684
Common stock issued in connection with registered direct offering, net	13,512,699	1	16,404	—	—	16,405
Pre-funded warrants issued in connection with registered direct offering, net	—	—	5,031	—	—	5,031
Issuance of common stock upon exercise of common stock warrants	5,311,198	1	31,990	—	—	31,991
Common stock issued on exercise of stock options	37,300	—	68	—	—	68
Stock-based compensation expense	—	—	3,003	—	—	3,003
Unrealized gain on marketable securities	—	—	—	65	—	65
Foreign currency translation adjustment	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	(62,293)	(62,293)
Balance at December 31, 2024	67,899,779	$7	$430,859	$(1,288)	$(397,010)	$32,568
Issuance of common stock upon exercise of common stock warrants	6,330,578	—	23,053	—	—	23,053
Issuance of pre-funded warrants upon exercise of common stock warrants	—	—	14,461	—	—	14,461
Common stock issued on exercise of stock options	466,272	—	684	—	—	684
Stock-based compensation expense	—	—	5,330	—	—	5,330
Unrealized loss on marketable securities	—	—	—	(17)	—	(17)
Foreign currency translation adjustment	—	—	—	409	—	409
Net loss	—	—	—	—	(15,283)	(15,283)
Balance at December 31, 2025	74,696,629	$7	$474,387	$(896)	$(412,293)	$61,205

The accompanying notes are an integral part of these consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(15,283)	$(62,293)	$(27,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	85	151
Accretion related to marketable securities	(1,345)	(1,141)	(894)
Stock-based compensation	5,330	3,003	2,147
Gain from sale of property and equipment	—	(5)	—
Change in fair value of warrant liability	(27,141)	33,377	—
Loss from equity method investment	1,958	3,197	5,284
Changes in operating assets and liabilities:
Accounts receivable - related party	38	(49)	562
Prepaid and other current assets	941	(1,587)	(8)
Operating lease right-of-use asset	338	(28)	1,068
Other assets	(223)	(543)	40
Accounts payable	(91)	1,057	(451)
Accrued and other liabilities	2,761	(245)	(3,578)
Operating lease liability	(185)	(252)	(1,227)
Net cash used in operating activities	(32,797)	(25,424)	(23,935)
Cash flows from investing activities
Purchases of marketable securities	(91,750)	(70,119)	(47,048)
Maturities of marketable securities	84,128	42,630	62,623
Purchases of property and equipment	(174)	—	(34)
Proceeds from sale of property and equipment	—	5	—
Net cash provided by (used in) investing activities	(7,796)	(27,484)	15,541
Cash flows from financing activities
Proceeds from issuance of common stock, net (includes $1,794 in aggregate gross proceeds from related parties)	—	16,405	—
Proceeds from issuance of pre-funded warrants, net (includes $1,769 in aggregate gross proceeds from related parties)	—	5,031	—
Proceeds from issuance of common warrants (includes $1,472 in aggregate gross proceeds from related parties)	—	8,934	—
Proceeds from the exercise of common stock warrants (includes $4,960 in aggregate gross proceeds from related parties for the year ended December 31, 2025)	35,745	18,590	—
Proceeds from issuance of common stock in connection with at-the-market offering, net	—	—	7,843
Proceeds from exercise of common stock options	684	68	12
Net cash provided by financing activities	36,429	49,028	7,855
Net decrease in cash and cash equivalents	(4,164)	(3,880)	(539)
Cash and cash equivalents at beginning of the period	8,740	12,620	13,159
Cash and cash equivalents at end of the period	$4,576	$8,740	$12,620
Supplemental disclosures of cash flow information
Reclassification of common stock warrant liability into additional paid-in capital upon exercise of common stock warrants	$1,769	$13,401	$—
Right-of-use asset obtained in exchange for operating lease liability	—	1,211	—

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

Registered Direct Offering

On May 6, 2024, the Company completed a registered direct offering which resulted in gross proceeds of approximately $30.6 million. The financing consisted of the sale of 13,512,699 shares of common stock and accompanying common stock warrants to purchase 13,078,509 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7312 per share, and the sale of pre-funded warrants to purchase 4,144,085 shares of common stock and accompanying common warrants to purchase 4,010,927 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7311 per share. The common warrants had an exercise price of $3.50 per share of common stock (or $3.4999 per pre-funded warrant in lieu thereof), were exercisable at any time after the date of issuance, subject to certain ownership limitations, and expired on June 30, 2025. The pre-funded warrants have an exercise price of $0.0001 and are exercisable any time after the date of the issuance, subject to certain ownership limitations. As of December 31, 2025, all of the common warrants have been exercised, resulting in proceeds of $54.3 million.

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Since commencing operations in 2014, the majority of the Company’s efforts have been focused on the research and development of soquelitinib, ciforadenant and mupadolimab. The Company believes that it will continue to expend substantial resources for the foreseeable future as it continues clinical development of, seek regulatory approval for and, if approved, prepare for the commercialization of soquelitinib, as well as product candidates under the Company’s other development programs. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, the Company may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of soquelitinib, or any other product candidates.

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $412.3 million as of December 31, 2025. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through the sale of redeemable convertible preferred stock, common stock, pre-

funded warrants and common stock warrants. As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $56.8 million. On January 23, 2026, the Company received aggregate net proceeds of $189.4 million in a follow-on public offering (see note 17. Subsequent Events). Management believes that the Company’s current cash, cash equivalents and short-term marketable securities, including proceeds from its January 2026 financing, will be sufficient to fund its planned operations for at least the next 12 months from the date of the issuance of these consolidated financial statements. To fund all of the Company's ongoing and planned development programs through commercialization, the Company will need to raise additional capital in the future. The Company intends to raise additional capital through private and public equity offerings, debt financings and license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs, out-license intellectual property rights to its product candidates, sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding and Exchange Warrants outstanding during the period, without consideration of potentially dilutive securities. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, the Prefunded Warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares, Prefunded Warrants, and potentially dilutive securities outstanding for the period. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2024 and 2023 since the effect of potentially dilutive securities is anti-dilutive during those periods.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” The Company adopted this ASU for the year ended December 31, 2025 and applied the new disclosure requirements on a prospective basis. For additional information, see Note 13, Income Taxes.

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

3. Net Loss per Share

The following table shows the calculation of net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders, basic	$(15,283)	$(62,293)	$(27,029)
Gain from change in fair value of warrant liability	(27,141)	—	—
Net loss - basic and diluted	$(42,424)	$(62,293)	$(27,029)
Denominator:
Weighted average common shares and pre-funded warrants outstanding used to compute basic and diluted net loss per share	78,964,842	60,985,165	48,025,274
Weighted average shares issuable upon the exercise of common warrants	777,843	—	—
Weighted average common shares and prefunded warrants outstanding used to compute diluted net loss per share	79,742,685	60,985,165	48,025,274

Net loss per share, basic	$(0.19)	$(1.02)	$(0.56)
Net loss per share, diluted	$(0.53)	$(1.02)	$(0.56)

Weighted average common shares outstanding used in the calculation of basic and diluted net loss per share for the years ended December 31, 2025 and 2024 includes 8,275,913 and 4,144,085 shares of common stock issuable upon conversion of pre-funded warrants, respectively. Refer to Note 9, “Warrants” for further details.

Shares issuable upon exercise of common warrants used in the calculation of diluted net loss per share were calculated using the treasury stock method.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Year Ended December 31,
	2025	2024	2023
Common warrants (1)	—	11,778,238	—
Outstanding options	14,028,177	11,935,100	9,244,150
Total shares of common stock equivalents	14,028,177	23,713,338	9,244,150

(1)	Based on the treasury stock method, such common warrants that are in-the-money should be included in the calculation of diluted earnings per share (“EPS”) if the impact is not anti-dilutive. Therefore, as the Company was in a net loss position for the year ended December 31, 2024 and other expense from the revaluation of the common warrants was $33.4 million for the year ended December 31, 2024, respectively, the impact of including the common warrants in calculating diluted EPS would be antidilutive and the Company has excluded the common warrants from the calculation of diluted net loss per share.

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

The following table presents reportable segment net loss, including significant expense categories, attributable to the Company's reportable segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Compensation and benefits, excluding stock-based compensation	$8,921	$7,438	$6,737
Stock-based compensation	5,330	3,003	2,148
Drug manufacturing	7,291	2,485	2,195
Clinical trials	10,340	4,148	2,716
Outside general and administrative	2,973	3,101	2,703
Facilities and insurance	2,272	3,219	3,160
Other segment items (1)	5,844	4,154	3,748
Total segment expense	42,971	27,548	23,407
Non-operating (income) and expense, net	(27,688)	34,745	3,622
Net loss	$15,283	$62,293	$27,029

(1)	Includes consulting, non-clinical research and laboratory supplies.

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

Financial Assets

The following tables present information as of December 31, 2025 and 2024 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	December 31, 2025
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$4,163	$—	$—	$4,163
Marketable securities	—	52,174	—	52,174
	$4,163	$52,174	$—	$56,337

	December 31, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$8,333	$—	$—	$8,333
Marketable securities	—	43,224	—	43,224
	$8,333	$43,224	$—	$51,557

As of December 31, 2025, all marketable securities had a maximum remaining maturity of less than ten months and are considered available for current operations.

As of December 31, 2025 and 2024, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$38,622	$53	$—	$38,675
U.S. Government agency securities	13,489	10	—	13,499
	$52,111	$63	$—	$52,174

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$37,688	$76	$—	$37,764
U.S. Government agency securities	5,456	4	—	5,460
	$43,144	$80	$—	$43,224

Financial Liabilities

The following tables present information as of December 31, 2024 about the Company’s liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	December 31, 2024
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Warrant liability	$—	$—	$28,910	$28,910

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2025.

During the year ended December 31, 2025, the changes in the Company’s warrant liability were as follows (in thousands):

Warrants
Warrant liability balance as of December 31, 2024	$28,910
Issuance of warrants	—
Change in fair value	(27,141)
Exercise of warrants	(1,769)
Warrant liability balance as of December 31, 2025	$—

The Company used the Black-Scholes pricing model to determine the fair value of its warrant liabilities using Level 3 inputs. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants.

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

As of December 31, 2025 and 2024, the Company’s ownership interest in Angel was approximately 49.7%, excluding 7% of Angel’s equity reserved for issuance under the Angel’s Employee Stock Ownership Plan. The Company recognized its share of losses in Angel for the total amount of $2.0 million, $3.2 million and $5.3 million as loss from equity method investment on the consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023, respectively. Since inception through December 31, 2025, Angel has not recorded any revenue.

The Company evaluates its equity method investment in Angel for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. For further discussion of the Company’s impairment policy, see Note 2.

Summary Financial Information

Summary financial information for Angel is as follows:

	As of	As of
Balance Sheet Data	December 31, 2025	December 31, 2024

	(in thousands)
Current assets	$11,033	$12,957
Non-current assets	904	1,316
Current liabilities	1,049	1,202
Non-current liabilities	229	593
Stockholders' equity	10,659	12,478

	Year Ended December 31,
Statement of Operations Data	2025	2024	2023

	(in thousands)
Revenue	$—	$—	$—
Gross profit	—	—	—
Net loss	(2,401)	(3,783)	(6,213)
Share of loss from investments accounted for using the equity method	(1,958)	(3,197)	(5,284)

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

Upon execution of the agreement, the Company made a one-time cash payment to Scripps of $10,000 in 2015 and is also obligated to pay a minimum annual fee to Scripps of $25,000. The one-time cash payment was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. A minimum annual fee payment is due on each anniversary of the effective date of the agreement for the term of the agreement. The Company is also required to make performance-based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.5 million as of December 31, 2025. The Company is also required to pay royalties on net sales of licensed products (including CPI-006) sold by it, its affiliates and its sublicensees at a rate in the low-single digits. In addition, should the Company sublicense the rights licensed under the agreement, it has agreed to pay a percentage of sublicense revenue received at specified rates that start at double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement and the time of entry into such sublicense. To date, no milestone payments have been made.

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the year ended December 31, 2025, no clinical or regulatory milestones were completed or paid to Vernalis and the aggregate potential milestone payments were approximately $220 million for all indications as of December 31, 2025. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product-by-product and country-by-country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid-single digits up to the low-double digits on a country-by-country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country-by-country basis and range from the low-single digits up to the mid-single digits on a country-by-country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one-time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the year ended December 31, 2025, no development or sales milestones were completed or paid to Monash and the aggregate potential milestones were $45.1 million as of December 31, 2025. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low-single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently single digit percentages based on the achievement of development milestones.

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

8. Balance Sheet Components (in thousands):

	December 31,	December 31,
	2025	2024
Prepaid and Other Current Assets
Interest receivable	$337	$141
Prepaid research and development manufacturing expenses	599	1,209
Prepaid facility expenses	35	308
Prepaid insurance	138	162
Other	318	548
	$1,427	$2,368
Property and Equipment
Laboratory equipment	$2,646	$2,522
Computer equipment and purchased software	190	171
Leasehold improvements	33	2,084
	2,869	4,777
Less: accumulated depreciation and amortization	(2,649)	(4,626)
	$220	$151
Accrued and Other Liabilities
Accrued clinical trial expense	$3,566	$1,672
Accrued manufacturing expense	1,812	679
Personnel related	641	820
Accrued legal and accounting	229	265
Other	238	289
	$6,486	$3,725

During the years ended December 31, 2025, 2024, and 2023, the Company recorded $0.1 million, $0.1 million and $0.2 million in depreciation expense, respectively.

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

The pre-funded warrants have an exercise price per share of common stock equal to $0.0001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the pre-funded warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The pre-funded warrants are exercisable at any time after the date of issuance. In accordance with accounting guidance discussed in Note 2, the Company recorded $5.0 million to additional paid-in capital upon issuance of the pre-funded warrants on May 6, 2024. During the year ended December 31, 2025, an additional 4,131,828 pre-funded warrants were issued in connection with the exercise of common warrants. As of December 31, 2025, none of the pre-funded warrants have been exercised and 8,275,913 pre-funded warrants remain outstanding.

The common warrants had an exercise price per share of common stock equal to $3.50 per share (or $3.4999 per pre-funded warrant). The exercise price and the number of shares of common stock (or pre-funded warrants in lieu thereof) issuable upon exercise of the common warrants were subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The common warrants were exercisable at any time after the date of issuance and had an expiration date of June 30, 2025. In accordance with accounting guidance discussed in Note 2, the Company recorded $8.9 million to warrant liability upon issuance of the common warrants on May 6, 2024 and recorded other expense of $33.4 million and other income of $27.1 million from the change in fair value of warrant in its consolidated statement of operations and comprehensive loss for the years ended December 31, 2024 and 2025, respectively. The value of the common warrants upon issuance on May 6, 2024 has been included within the consolidated statement of cash flows from financing activities. As of December 31, 2025, all of the common warrants have been exercised, resulting in proceeds of $54.3 million.

10. Common Stock

As of December 31, 2025, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2025, no dividends on common stock had been declared.

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

During the year ended December 31, 2025, the Company did not sell any shares of common stock under its at-the-market offering program. As of December 31, 2025, $100.0 million remained available for sale under the 2024 Sales Agreement.

On January 20, 2026, in connection with the January 2026 financing, as further described in Note 17, Subsequent Event, the Company suspended the offering of any shares of its common stock under the 2024 Sales Agreement.

The Company has reserved shares of common stock, for issuance as follows:

	December 31,
	2025	2024	2023
Pre-funded warrants	8,275,913	4,144,085	—
Outstanding common warrants	—	11,778,238	—
Shares available for future option grants	3,007,335	2,850,693	3,617,943
Outstanding options	14,028,177	11,935,100	9,244,150
Shares reserved for employee stock purchase plan	400,000	400,000	400,000
Total	25,711,425	31,108,116	13,262,093

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2024	2,850,693	11,935,100	$4.26
Additional shares authorized	2,715,991	—	—
Options granted	(2,930,500)	2,930,500	8.35
Options exercised	—	(466,272)	1.47
Options forfeited	371,151	(371,151)	4.69
Balance at December 31, 2025	3,007,335	14,028,177	$5.20

The weighted average grant date fair value of options granted for the years ended December 31, 2025, 2024 and 2023, was $6.66, $3.60 and $1.12, respectively.

Options outstanding that had vested or were expected to vest at December 31, 2025 were as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of shares	Exercise Price	Life (years)	(in thousands)
Vested (shares exercisable)	8,702,511	$4.54	5.36	$35,811
Expected to vest	5,325,666	$6.27	9.23	$10,538

In the table above, aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair value of the Company’s common stock of $7.70 per share as of December 31, 2025.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2025, 2024 and 2023, was $1.7 million, less than $0.1 million and $1.0 million, respectively.

12. Stock-Based Compensation

The Company’s results of operations include expenses relating to stock-based awards as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$2,247	$1,016	$755
General and administrative	3,083	1,987	1,392
Total	$5,330	$3,003	$2,147

Valuation Assumptions

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options were estimated using the following assumptions for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.8%	4.3%	3.9%
Expected volatility	100.0%	102.3%	97.1%
Expected term (in years)	5.8	5.8	5.7
Expected dividend yield	0%	0%	0%

Risk-free Interest Rate: The risk-free interest rate is estimated based on the U.S. Treasury securities with maturity dates commensurate with the expected term of the equity award.

Volatility: The expected volatility was determined based on the Company’s historical stock price volatility. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

Expected Term: The Company uses the simplified method prescribed in the ASC 718, Compensation—Stock Compensation, to calculate the expected term of options granted to employees and directors.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future.

At December 31, 2025, the unrecognized compensation expense associated with outstanding and unvested options was $25.7 million and is expected to be recognized on a straight-line basis over 2.42 years.

13. Income Taxes

The components of loss before income tax is as follows (in thousands):

	December 31,
	2025	2024	2023
Domestic	$(15,283)	$(62,293)	$(27,029)
Foreign	—	—	—
	$(15,283)	$(62,293)	$(27,029)

During the years ended December 31, 2025, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses (“NOLs”) incurred due to the uncertainty of realizing a benefit from those items.

A reconciliation of the Company’s effective tax rate to the U.S. Federal statutory rate is as follows:

	December 31, 2025
	Amount
	(in thousands)	Percent
Federal tax benefit at statutory rate	(3,209)	21%
State and local income tax, net of federal (national) income tax effect	1,312	(9)%
Tax credits
Research and development tax credits	(940)	6%
Orphan drug credits	(1,041)	7%
Changes in valuation allowances	8,898	(58)%
Nontaxable or nondeductible items
Share based compensation	723	(5)%
162(m) covered employees compensation limitation	790	(5)%
Investment in Angel	548	(4)%
Warrant liability	(7,595)	50%
Other	61	(0)%
Changes in unrecognized tax benefits.	453	(3)%
Effective income tax rate	—	0%

The effective tax rate is different from the federal statutory tax rate primarily due to a valuation allowance against deferred tax assets as a result of the Company's history of losses.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	2024	2023
Federal tax benefit at statutory rate	21%	21%
State tax, net of Federal benefit	7%	8%
Change in valuation allowance	(12)%	(25)%
Research and development tax credits	2%	3%
Share based compensation	—	(1)%
162(m) covered employees compensation limitation	(1)%	—
FIN48 reserve	—	(1)%
Investment in Angel	(1)%	(5)%
Warrant liability	(15)%	—
Other	(1)%	—
Effective income tax rate	0%	0%

The Company did not make any income tax payments during the year ended December 31, 2025.

The principal components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$75,433	$64,080
Tax credit carryforwards	13,691	11,953
Capitalized tax assets	80	118
Accruals	145	135
Stock compensation	5,648	5,898
Operating lease liability	262	314
IRC 174 capitalization	7,089	8,387
Total deferred tax assets	$102,348	$90,885
Deferred tax liabilities
Operating lease right-of-use asset	$(235)	$(330)
Other	(14)	(22)
Valuation allowance	(102,099)	(90,533)
Net deferred tax assets	$—	$—

The Company recorded a valuation allowance against its deferred tax assets at December 31, 2025 and 2024 because Company management believed that it was more likely than not that these assets would not be fully realized in the future. The valuation allowance increased by approximately $11.6 million and $7.6 million for the years ended December 31, 2025 and 2024, respectively. Changes in the valuation allowance for deferred tax assets relate primarily to the increase in the Company’s net operating loss carryforward.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA introduced multiple U.S. federal income tax changes, including the deductibility of domestic research and development expenses, deductibility of certain property additions and limitations on interest expense deduction. The Company has evaluated the enactment of the OBBBA and continues to assess the detailed impacts of its provision. The effects of this provision have been reflected in the Company’s income tax provision.

As of December 31, 2025, the Company had federal NOL carryforwards of approximately $285.9 million and state NOL carryforwards of approximately $353.7 million which are available to reduce future taxable income. The NOLs will begin to expire in 2035, if not utilized. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (“IRC”) Section 382 and similar state provisions.

As of December 31, 2025, the Company also had $11.1 million of federal research and development tax credit, $1.5 million of federal orphan drug credit, and $5.8 million of state research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire 2036 and orphan drug credits will begin to expire 2045, if not utilized. The state research and development tax credits have no expiration date.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $11.0 million as of December 31, 2025, which will be indefinitely reinvested; deferred income taxes have not been provided on such investments in foreign subsidiaries.

As of December 31, 2025, the Company had unrecognized tax benefits (“UTBs”) of approximately $13.5 million. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs:

	December 31,
	2025	2024	2023
Unrecognized tax benefits beginning of the period	$13,136	$12,823	$12,720
Decrease related to the prior year	(101)	17	(119)
Increased related to the current year	468	296	222
Unrecognized tax benefits, end of the period	$13,503	$13,136	$12,823

The Company follows the provisions of ASC 740, Accounting for Income Taxes, and the accounting guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. Management determined that no accrual for interest or penalties was required as of December 31, 2025, 2024 and 2023.

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

As of December 31, 2025 and 2024, the right-of-use asset under the operating lease was $0.8 million and $1.2 million, respectively. The elements of lease expense under the operating lease were as follows (in thousands):

		Year Ended
	Statements of operations and	December 31,
	comprehensive loss location	2025	2024
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$458	$46
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	162	—
Total operating lease cost		$620	$46
Other Information
Operating cash flows used for operating lease		$280	$153
Remaining lease term		2.1 years	3 years
Discount rate		11.7%	11.7%

As of December 31, 2025, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2026	$486
2027	566
Total lease payments	1,052
Less: imputed interest	(115)
Total	$937

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

As part of the registered direct offering, the following number of shares of common stock, pre-funded warrants and common warrants were sold to related parties:

	Number of	Number of	Number of	Aggregate
	Shares of	Pre-Funded	Common	Purchase
	Common Stock	Warrants	Warrants	Price
OrbiMed Advisors LLC (1)	—	1,444,085	1,397,684	$2,499,856
Puissance Capital Management (2)	866,451	—	838,610	1,500,000
Richard A. Miller, M.D. (3)	577,634	—	559,073	1,000,000
William B. Jones, Ph.D. (4)	20,001	—	19,358	34,624

(1)	Peter Thompson, M.D., a member of our Board of Directors since November 2014, is a Private Equity Partner at OrbiMed Advisors, LLC.
(2)	Ted Wang, Ph.D., a Co-Founder, General Manager and Director of Angel, of which the Company holds a 49.7% ownership interest, is the founder of Puissance Capital Management.
(3)	Richard A. Miller, M.D. is the Company’s President, Chief Executive Officer and Chairman of the Board.
(4)	William B. Jones, Ph.D. is the Company’s Senior Vice President, Pharmaceutical Development.

During the year ended December 31, 2025, all of the common warrants sold to related parties as part of the Company’s May 2024 registered direct offering were exercised. The details of these exercises are as follows:

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

The Company holds a 49.7% ownership in Angel and, in connection with intellectual property licensing agreements between the Company and Angel, Angel may provide clinical supplies and research services to the Company on an as needed basis. These transactions are recorded as research and development expense. During the year ended December 31, 2023, Angel billed the Company for approximately $0.2 million associated with clinical drug supply and research services provided to the Company. There were no clinical supplies or research services billed by Angel to the Company during the years ended December 31, 2025 and 2024.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the years ended December 31, 2025, 2024 and 2023, the Company recorded approximately $481,000, $351,000 and $254,000, respectively, in clinical trial expenses under its agreements with ICON.

17. Subsequent Event

On January 23, 2026, the Company completed a follow-on public offering in which the Company sold 9,085,778 shares of common stock at a price of $22.15 per share, which included 1,185,101 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $189.4 million, net of underwriting discounts and commissions and offering expenses.

As part of this follow-on public offering, 30,000 shares of common stock, at the public offering price of $22.15 per share, were sold to Puissance Capital Management, a related party. Ted Wang, Ph.D., a Co-Founder, General Manager and Director of Angel, of which the Company holds a 49.7% ownership interest, is the founder of Puissance Capital Management.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is incorporated by reference as Exhibit 19 to this Annual Report on Form 10-K.

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

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	1/4/2016	4.2
4.3	Form of Pre-Funded Warrant	8-K	5/6/2024	4.1
4.4	Form of Common Warrant	8-K	5/6/2024	4.2
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/25/2025	4.7
10.1	Sub-Sublease agreement, dated as of October 22, 2024, by and between Corvus Pharmaceuticals, Inc. and NewLimit, Inc.	8-K	10/23/2024	10.1
10.2(a)#	2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(a)
10.2(b)#	Amendment to the 2014 Equity Incentive Plan, dated November 26, 2014.	S-1	1/4/2016	10.4(b)
10.2(c)#	Amendment to the 2014 Equity Incentive Plan, dated July 24, 2015.	S-1	1/4/2016	10.4(c)
10.2(d)#	Amendment to the 2014 Equity Incentive Plan, dated September 14, 2015.	S-1	1/4/2016	10.4(d)
10.2(e)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1	1/4/2016	10.4(e)
10.2(f)#	Form of Restricted Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2014 Equity Incentive Plan.	S-1	1/4/2016	10.4(f)
10.3(a)#	2016 Equity Incentive Award Plan.	S-8	3/29/2016	99.2(a)
10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(b)
10.3(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(c)
10.3(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2016 Equity Incentive Award Plan.	S-1	1/4/2016	10.5(d)
10.4#	Form of Indemnification Agreement for directors and officers.	S-1	1/4/2016	10.6
10.5(a)#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	S-1	1/4/2016	10.7
10.5(b)#	Amendment to Amended and Restated Employment Agreement, dated as of March 31, 2023, by and between Corvus Pharmaceuticals, Inc. and Richard A. Miller.	10-Q	8/8/2023	10.2
10.6#	Amended and Restated Employment Agreement, dated as of December 22, 2015, by and between Corvus Pharmaceuticals, Inc. and Leiv Lea.	S-1	1/4/2016	10.8
10.7(a)#	Offer Letter, dated as of November 27, 2014, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(a)
10.7(b)#	Change in Control and Severance Agreement, dated December 23, 2015, by and between Corvus Pharmaceuticals, Inc. and William B. Jones.	S-1	1/4/2016	10.9(b)
10.8#	Employment Agreement, dated as of February 2, 2024 by and between Corvus Pharmaceuticals, Inc. and Jeffrey S. Arcara.	10-Q	5/7/2024	10.1
10.9#	Corvus Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.	S-8	3/29/2016	99.3

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.10#	Non-Employee Director Compensation Program.	S-1	1/4/2016	10.12
10.11(a)†	License Agreement, dated February 25, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1/A	3/10/2016	10.13(a)
10.11(b)†	Amendment to License Agreement dated November 5, 2015, by and between Corvus Pharmaceuticals, Inc. and Vernalis (R&D) Limited.	S-1	1/4/2016	10.13(b)
10.12†	License Agreement, dated December 20, 2014, by and between Corvus Pharmaceuticals, Inc. and The Scripps Research Institute	S-1	1/4/2016	10.14
10.13††	Exclusive License Agreement dated April 21, 2017, by and between Corvus Pharmaceuticals, Inc. and Monash University.	10-K	3/9/2020	10.18
10.14	Framework Agreement, dated as of October 5, 2020, by and between Corvus Hong Kong Limited, Jiaxing Puissance Angel Equity Investment Partnership (Limited Partnership) and AP BIOTECH DEVELOPMENT CORP.	8-K	10/5/2020	2.1
10.15	Open Market Sale Agreement, dated August 6, 2024, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	S-3	8/6/2024	1.2
10.16	Securities Purchase Agreement, dated May 1, 2024, between the Company and the Investors.	8-K	5/6/2024	10.1
19.1	Insider Trading Policy	10-K	3/25/2025	19.1
21.1	List of subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	3/19/2024	97.1
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page of Corvus Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (contained in Exhibit 101)				X

†     Confidential treatment has been granted for a portion of this exhibit.

††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

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

CORVUS PHARMACEUTICALS, INC.

Date: March 12, 2026	By:	/s/ RICHARD. A. MILLER
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 12, 2026	By:	/s/ LEIV LEA
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

/s/ RICHARD A. MILLER, M.D.	President, Chief Executive Officer and Director
Richard A. Miller, M.D.	(Principal Executive Officer)	March 12, 2026

/s/ LEIV LEA	Chief Financial Officer
Leiv Lea	(Principal Financial and Accounting Officer)	March 12, 2026

/s/ IAN T. CLARK	Director	March 12, 2026
Ian T. Clark

/s/ LINDA S. GRAIS, M.D., J.D.	Director	March 12, 2026
Linda S. Grais, M.D., J.D.

/s/ DAVID MOORE	Director	March 12, 2026
Davis Moore

/s/ SCOTT W. MORRISON	Director	March 12, 2026
Scott W. Morrison

/s/ PETER THOMPSON, M.D.	Director	March 12, 2026
Peter Thompson, M.D.

/s/ RICHARD A. VAN DEN BROEK	Director	March 12, 2026
Richard A. van den Broek