Form 10-Q
period 2026-03-31
Corvus Pharmaceuticals, Inc.
filed 2026-05-07
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 7, 2026, 84,090,424 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$40,102	$4,576
Marketable securities	196,612	52,174
Accounts receivable - related party	43	37
Prepaid and other current assets	3,189	1,427
Total current assets	239,946	58,214
Property and equipment, net	282	220
Operating lease right-of-use asset	751	839
Investment in Angel Pharmaceuticals	10,496	10,991
Other assets	1,720	855
Total assets	$253,195	$71,119

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,697	$2,491
Operating lease liability	428	403
Accrued and other liabilities	6,985	6,486
Total current liabilities	12,110	9,380
Operating lease liability	406	534
Total liabilities	12,516	9,914
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; 0 shares issued and outstanding at each of March 31, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at March 31, 2026 and December 31, 2025; 84,090,424 and 74,696,629 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	667,782	474,387
Accumulated other comprehensive loss	(1,126)	(896)
Accumulated deficit	(425,985)	(412,293)
Total stockholders’ equity	240,679	61,205
Total liabilities and stockholders’ equity	$253,195	$71,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Research and development	$11,175	$7,453
General and administrative	3,702	2,469
Total operating expenses	14,877	9,922
Loss from operations	(14,877)	(9,922)
Interest income and other expense, net	1,784	525
Change in fair value of warrant liability	—	25,129
Loss before equity method investment	(13,093)	15,732
Loss from equity method investment	(599)	(539)
Net (loss) income	$(13,692)	$15,193
Net (loss) income per share, basic	$(0.15)	$0.21
Net loss per share, diluted	$(0.15)	$(0.13)
Shares used to compute net (loss) income per share, basic	89,996,728	72,126,496
Shares used to compute net loss per share, diluted	89,996,728	75,152,514
Other comprehensive (loss) income:
Unrealized loss on marketable securities	(334)	(23)
Cumulative foreign currency translation adjustment	104	57
Comprehensive (loss) income	$(13,922)	$15,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	74,696,629	$7	$474,387	$(896)	$(412,293)	$61,205
Common stock issued upon exercise of stock options	308,017	—	1,339	—	—	1,339
Issuance of common stock upon follow-on public offering, net	9,085,778	1	189,406	—	—	189,407
Stock-based compensation expense	—	—	2,650	—	—	2,650
Unrealized loss on marketable securities	—	—	—	(334)	—	(334)
Foreign currency translation adjustment	—	—	—	104	—	104
Net loss	—	—	—	—	(13,692)	(13,692)
Balance at March 31, 2026	84,090,424	$8	$667,782	$(1,126)	$(425,985)	$240,679

	Three Months Ended March 31, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	67,899,779	$7	$430,859	$(1,288)	$(397,010)	$32,568
Common stock issued upon exercise of stock options	269,682	—	279	—	—	279
Stock-based compensation expense	—	—	1,251	—	—	1,251
Unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Foreign currency translation adjustment	—	—	—	57	—	57
Net income	—	—	—	—	15,193	15,193
Balance at March 31, 2025	68,169,461	$7	$432,389	$(1,254)	$(381,817)	$49,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(13,692)	$15,193
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29	22
Accretion related to marketable securities	(17)	(291)
Stock-based compensation	2,650	1,251
Change in fair value of warrant liability	—	(25,129)
Loss from equity method investment	599	539
Changes in operating assets and liabilities:
Accounts receivable - related party	(6)	(4)
Prepaid and other current assets	(1,762)	1,168
Operating lease right-of-use asset	88	82
Other assets	(865)	3
Accounts payable	2,206	(1,274)
Accrued and other liabilities	499	146
Operating lease liability	(103)	31
Net cash used in operating activities	(10,374)	(8,263)
Cash flows from investing activities
Purchases of marketable securities	(161,737)	(7,708)
Maturities of marketable securities	16,982	11,987
Purchases of property and equipment	(91)	(36)
Net cash (used in) provided by investing activities	(144,846)	4,243
Cash flows from financing activities
Proceeds from issuance of common stock in connection with follow-on public offering, net	189,407	—
Proceeds from exercise of common stock options	1,339	279
Net cash provided by financing activities	190,746	279
Net increase (decrease) in cash and cash equivalents	35,526	(3,741)
Cash and cash equivalents at beginning of the period	4,576	8,740
Cash and cash equivalents at end of the period	$40,102	$4,999
Supplemental disclosures of cash flow information
Offering costs recorded to additional paid-in-capital but not paid	$553	$—

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

Registered Direct Offering

On May 6, 2024, the Company completed a registered direct offering which resulted in gross proceeds of approximately $30.6 million. The financing consisted of the sale of 13,512,699 shares of common stock and accompanying common stock warrants to purchase 13,078,509 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7312 per share, and the sale of pre-funded warrants to purchase 4,144,085 shares of common stock and accompanying common warrants to purchase 4,010,927 shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $1.7311 per share. The common warrants had an exercise price of $3.50 per share of common stock (or $3.4999 per pre-funded warrant in lieu thereof), were exercisable at any time after the date of issuance, subject to certain ownership limitations, and expired on June 30, 2025. The pre-funded warrants have an exercise price of $0.0001 and are exercisable any time after the date of the issuance, subject to certain ownership limitations. As of June 30, 2025, the expiration date of the common warrants, all of the common warrants had been exercised, resulting in proceeds of $54.3 million.

Follow-on Public Offering

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $426.0 million as of March 31, 2026. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through the sale of redeemable convertible preferred stock, common stock, pre-funded warrants and common stock warrants. As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $236.7 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least the next 12 months from the date of the issuance of these condensed consolidated financial statements. To fund all of the Company's ongoing and planned development programs through commercialization, the Company will need to raise additional capital in the future. The Company intends to raise additional capital through private and public equity offerings, debt financings and license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs, out-license intellectual property rights to its product candidates, sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

The condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026 from those discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

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

3. Net Loss per Share

The following table shows the calculation of net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders, basic	$(13,692)	$15,193
Gain from change in fair value of warrant liability	—	(25,129)
Net loss - basic and diluted	$(13,692)	$(9,936)
Denominator:
Weighted average common shares and pre-funded warrants outstanding used to compute basic and diluted net (loss) income per share	89,996,728	72,126,496
Weighted average shares issuable upon the exercise of common warrants	—	3,026,018
Weighted average common shares and prefunded warrants outstanding used to compute diluted net loss per share	89,996,728	75,152,514

Net (loss) income per share, basic	$(0.15)	$0.21
Net loss per share, diluted	$(0.15)	$(0.13)

Weighted average common shares outstanding used in the calculation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 includes 8,275,913 and 4,144,085 shares of common stock issuable upon conversion of pre-funded warrants, respectively. Refer to Note 9, “Warrants” for further details.

Shares issuable upon exercise of common warrants used in the calculation of diluted net loss per share for the three months ended March 31, 2025 were calculated using the treasury stock method.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2026	2025
Outstanding options	13,066,326	11,575,683

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

The following table presents reportable segment net loss, including significant expense categories, attributable to the Company’s reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Compensation and benefits, excluding stock-based compensation	$3,027	$2,239
Stock-based compensation	2,650	1,251
Drug manufacturing	431	1,830
Clinical trials	5,043	1,927
Outside general and administrative	1,244	946
Facilities and insurance	558	780
Other segment items (1)	1,924	949
Total segment expense	14,877	9,922
Non-operating income, net	(1,185)	(25,115)
Net loss	$13,692	$(15,193)
(1)	Includes consulting, non-clinical research and laboratory supplies.

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

The following tables present information as of March 31, 2026 and December 31, 2025 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	March 31, 2026
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$39,106	$—	$—	$39,106
Marketable securities	—	196,612	—	196,612
	$39,106	$196,612	$—	$235,718

	December 31, 2025
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$4,163	$—	$—	$4,163
Marketable securities	—	52,174	—	52,174
	$4,163	$52,174	$—	$56,337

As of March 31, 2026 and December 31, 2025, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$164,862	$53	$(237)	$164,678
U.S. Government agency securities	32,021	1	(88)	31,934
	$196,883	$54	$(325)	$196,612

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$38,622	$53	$—	$38,675
U.S. Government agency securities	13,489	10	—	13,499
	$52,111	$63	$—	$52,174

As of March 31, 2026, all of the Company’s marketable securities are considered available for current operations and the remaining maturity by type of security is as follows (in thousands):

	Maturities by Period at Amortized Cost
		Less than
	Total	1 Year	1-2 years
U.S. Treasury securities	$164,862	$95,749	$69,113
U.S. Government agency securities	32,021	12,943	19,078
	$196,883	$108,692	$88,191

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

As of March 31, 2026 and December 31, 2025, the Company’s ownership interest in Angel Pharmaceuticals was approximately 49.7%, excluding 7% of Angel Pharmaceuticals’ equity reserved for issuance under the Angel Pharmaceuticals Employee Stock Ownership Plan, and is accounted for as an equity method investment. The Company recognized its share of loss in Angel Pharmaceuticals for the total amount of $0.6 million and $0.5 million as loss from equity method investment in the condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	March 31, 2026	December 31, 2025

	(in thousands)
Current assets	$10,286	$11,033
Non-current assets	798	904
Current liabilities	863	1,049
Non-current liabilities	143	229
Stockholders' equity	10,078	10,659

	Three Months Ended
	March 31,
Statement of Operations Data	2026	2025

Revenue	$—	$—
Gross profit	—	—
Net loss	(768)	(686)
Share of loss from investments accounted for using the equity method	(599)	(539)

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

Upon execution of the agreement, the Company made a one time cash payment to Scripps of $10,000 in 2015 and is also obligated to pay a minimum annual fee to Scripps of $25,000. The one time cash payment was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. A minimum annual fee payment is due on each anniversary of the effective date of the agreement for the term of the agreement. The Company is also required to make performance based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.5 million as of March 31, 2026. The Company is also required to pay royalties on net sales of licensed products (including CPI-006) sold by it, its affiliates and its sublicensees at a rate in the low single digits. In addition, should the Company sublicense the rights licensed under the agreement, it has agreed to pay a percentage of sublicense revenue received at specified rates that start at double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement and the time of entry into such sublicense. To date, no milestone payments have been made.

The Company’s license agreement with Scripps will terminate upon expiration of its obligation to pay royalties to Scripps under the license agreement. The Company’s license agreement with Scripps is terminable by the consent of the parties, at will by the Company upon providing 90 days written notice to Scripps, or by Scripps for certain material breaches, or if the Company undergoes a bankruptcy event. In addition, Scripps may terminate the license on a product by product basis, or the entire agreement, if the Company fails to meet specified diligence obligations related to the development and commercialization of licensed products. Scripps may also terminate the agreement after the third anniversary of the effective date of the agreement if it reasonably believes, based on reports the Company provides to Scripps, that the Company has not used commercially reasonable efforts as required under the agreement, subject to a specified notice and cure period.

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the three months ended March 31, 2026 and 2025, no clinical or regulatory milestones were completed or paid to Vernalis, and the aggregate potential milestone payments were approximately $220 million for all indications as of March 31, 2026. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product by product and country by country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid single digits up to the low double digits on a country by country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country by country basis and range from the low single digits up to the mid single digits on a country by country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the three months ended March 31, 2026 and 2025, no development or sales milestones were completed or paid to Monash, and the aggregate potential milestones were $45.1 million as of March 31, 2026. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

8. Balance Sheet Components (in thousands)

	March 31,	December 31,
	2026	2025
Prepaid and Other Current Assets
Interest receivable	$1,155	$337
Prepaid research and development manufacturing expenses	1,564	599
Prepaid facility expenses	34	35
Prepaid insurance	69	138
Other	367	318
	$3,189	$1,427
Property and Equipment
Laboratory equipment	$2,713	$2,646
Computer equipment and purchased software	190	190
Leasehold improvements	33	33
Construction in progress	23	—
	2,959	2,869
Less: accumulated depreciation and amortization	(2,677)	(2,649)
	$282	$220
Accrued and Other Liabilities
Accrued clinical trial expense	$3,300	$3,566
Accrued manufacturing expense	1,794	1,812
Personnel related	1,381	641
Accrued legal and accounting	304	229
Other	206	238
	$6,985	$6,486

During the three months ended March 31, 2026 and 2025, the Company recorded approximately $29,000 and $22,000 in depreciation expense, respectively.

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

The pre-funded warrants have an exercise price per share of common stock equal to $0.0001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the pre-funded warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The pre-funded warrants are exercisable at any time after the date of issuance. In accordance with accounting guidance discussed in Note 2, the Company recorded $5.0 million to additional paid-in capital upon issuance of the pre-funded warrants on May 6, 2024. In May 2025, an additional 4,131,828 pre-funded warrants were issued in connection with the exercise of common warrants. As of March 31, 2026, none of the pre-funded warrants have been exercised and 8,275,913 pre-funded warrants remain outstanding.

The common warrants had an exercise price per share of common stock equal to $3.50 per share (or $3.4999 per pre-funded warrant). The exercise price and the number of shares of common stock (or pre-funded warrants in lieu thereof) issuable upon exercise of the common warrants were subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The common warrants were exercisable at any time after the date of issuance and had an expiration date of June 30, 2025. In accordance with accounting guidance discussed in Note 2, “Summary of Significant Accounting Policies,” the Company recorded a decrease in fair value of warrant liability of $25.1 million to other income in its condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025. As of June 30, 2025, the expiration date of the common warrants, all of the common warrants had been exercised, resulting in proceeds of $54.3 million.

10. Common Stock

As of March 31, 2026, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of March 31, 2026, no dividends on common stock had been declared.

On August 6, 2024, the Company entered into an Open Market Sale AgreementSM (the “2024 Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, from time-to-time, with aggregate gross sales proceeds of up to $100.0 million, through an at-the-market equity offering program under which Jefferies will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the 2024 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the 2024 Sales Agreement.

On January 20, 2026, in connection with the January 2026 financing, as further described in Note 1, the Company suspended the offering of any shares of its common stock under the 2024 Sales Agreement and, on March 13, 2026, the Company entered into an Amended and Restated Open Market Sale AgreementSM, dated March 13, 2026 (the “Amended Sales Agreement”), with Jefferies, which amends and restates the 2024 Sales Agreement to increase the maximum aggregate offering price of shares of the Company’s common stock from $100.0 million to $200.0 million.

During the three months ended March 31, 2026, the Company did not sell any shares of common stock under its at-the-market offering program. As of March 31, 2026, $200.0 million remained available for sale under the Amended Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2026	2025
Pre-funded warrants	8,275,913	8,275,913
Shares available for future option grants	6,649,034	3,007,335
Outstanding options	13,066,326	14,028,177
Shares reserved for employee stock purchase plan	400,000	400,000
Total	28,391,273	25,711,425

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2025	3,007,335	14,028,177	$5.20
Additional shares authorized	2,987,865	—	—
Options granted	(7,500)	7,500	14.63
Options exercised	—	(308,017)	4.35
Options forfeited	661,334	(661,334)	14.23
Balance at March 31, 2026	6,649,034	13,066,326	$4.76

12. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$1,077	$528
General and administrative	1,573	723
Total	$2,650	$1,251

13. Income Taxes

During the three months ended March 31, 2026 and 2025, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

The Company’s obligation for the payment of base rent for the premises began on the commencement date and is initially $33,833 per month, up to monthly base rent of $47,200 during the third year of the sub-sublease. In addition to base rent, the Company is obligated to pay its proportionate share of taxes, insurance and operating expenses. In November 2024, the Company paid the sublandlord $231,235 in prepaid rent, which was applied to the monthly base rent and the Company’s proportionate share of additional expenses for the first three months of the term of the sub-sublease.

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

As of March 31, 2026 and December 31, 2025, the right-of-use asset under the operating lease was approximately $0.8 million. The elements of lease expense under the operating lease for the three months ended March 31, 2026 were as follows (in thousands):

		Three Months Ended
	Statements of operations and	March 31,
	comprehensive loss location	2026	2025
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$230	$113
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	61	22
Total operating lease cost		$291	$135
Other Information
Operating cash flows used for operating lease		$188	$—
Remaining lease term		1.9 years	2.9 years
Discount rate		11.7%	11.7%

As of March 31, 2026, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2026*	$358
2027	566
Total lease payments	924
Less: imputed interest	(90)
Total	$834

* Remainder of the year

As of December 31, 2025, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2026	$486
2027	566
Total lease payments	1,052
Less: imputed interest	(115)
Total	$937

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

16. Related Party Transactions

As part of the January 2026 follow-on public offering, 30,000 shares of common stock, at the public offering price of $22.15 per share, were sold to Puissance Capital Management, a related party. Ted Wang, Ph.D., a Co-Founder, General Manager and Director of Angel Pharmaceuticals, of which the Company holds a 49.7% ownership interest, is the founder of Puissance Capital Management.

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the three months ended March 31, 2026 and 2025, the Company recorded approximately $123,000 and $94,000, respectively, in clinical trial expenses under its agreements with ICON.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2026.

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

Since the immune cells targeted by our product candidates play a role in many diseases, our strategy is to leverage our research and development capabilities by evaluating our product candidates in clinical trials where there is an understanding of the role of specific T cells in the target indication and where we believe such product candidates have the broadest potential. We believe this strategy has enabled us to move rapidly from preclinical to clinical trials in diverse disease areas, each with large unmet needs. We are enrolling patients in a potentially registrational Phase 3 clinical trial of soquelitinib for relapsed peripheral T cell lymphomas. Soquelitinib is also being evaluated in a randomized, placebo-controlled Phase 2 trial in patients with atopic dermatitis. We have two additional product candidates which are in clinical development for the treatment of various solid tumors, also based on modulation of immune function.

Product Candidate Pipeline

Our product candidate pipeline and anticipated milestones include the following:

(1)	A Phase 1b/2 clinical trial in atopic dermatitis is being conducted by Angel Pharmaceuticals, the Company’s partner in China.
(2)	The Company did not conduct Phase 1 studies for these specific indications, but is planning to initiate Phase 2 studies for these indications based on the Phase 1 Atopic Dermatitis study.

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

The FDA has granted Fast Track designation to soquelitinib for the treatment of adult patients with relapsed or refractory PTCL after at least two lines of systemic therapy. In addition to Fast Track designation, soquelitinib has also been granted FDA orphan drug designation for the treatment of T cell lymphoma.

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

On January 20, 2026, we announced positive results from cohort 4 of our randomized, blinded, placebo-controlled Phase 1 clinical trial evaluating soquelitinib in patients with moderate to severe atopic dermatitis. Based on the encouraging results from cohorts 1-3, cohort 4 was prospectively redesigned to support and potentially extend the clinical results obtained in the initial cohorts. Cohort 4 was expanded to enroll 24 patients randomized 1:1 to receive soquelitinib 200 mg BID (the same dose as cohort 3) or placebo, and the treatment period was extended to 56 days from the 28-day treatment period used for cohorts 1-3.

The cohort 4 data demonstrated favorable safety and efficacy results consistent with results from cohorts 1-3, including a deepening of responses in cohort 4 over the 8-week treatment period compared to the 4-week treatment period. The results also showed clinical activity in patients who had received prior systemic therapies, including patients resistant to therapies like dupilumab and JAK inhibitors. We believe the data to-date also support the novel proposed mechanism of action with ITK inhibition, which is designed to act upstream and regulate multiple T cell functional pathways. We believe the immune rebalancing shown thus far by soquelitinib shows its potential in a wide range of inflammatory and immune diseases. Based on these positive results, we have initiated a Phase 2 trial evaluating soquelitinib in patients with moderate to severe atopic dermatitis that have failed at least one prior topical or systemic therapy.

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

Angel Pharmaceuticals, our partner in China, is enrolling a Phase 1b/2 clinical trial evaluating soquelitinib in patients with moderate-to-severe atopic dermatitis. This is a blinded, placebo-controlled trial that is planned to evaluate a 12-week treatment regimen in 48 patients utilizing soquelitinib doses of 100 mg twice per day, 200 mg once per day, 200 mg twice per day and 400 mg once per day. The patient eligibility and endpoints are similar to those used previously in our Phase 1 clinical trial. Depending on the results from the Phase 1b portion of the study, an additional 60-90 patients will be enrolled in the Phase 2 portion of the study. The trial is open at several leading dermatology centers in China who have been involved in global registration trials. The study is being conducted in close collaboration with Corvus. Results from the initial cohorts are anticipated late this year.

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

Ciforadenant Adenosine A2A Receptor Antagonist. Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor. In 2018, we published preclinical findings in animal tumor models demonstrating that treatment with anti-CTLA4 antibody combined with ciforadenant provided synergistic anti-tumor activity based on a novel proposed mechanism of action. We are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic RCC in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). The efficacy endpoints for the trial are deep response rate, defined as CR plus PRs of greater than 50% tumor volume reduction as well as progression free survival. The clinical trial is planned to enroll up to 60 patients. The protocol defined pre-specified statistical threshold for efficacy is a 50% increase above the 32% deep response rate seen with previous ipilimumab/nivolumab combination trials in RCC conducted by investigators at the Kidney Cancer Research Consortium. Interim results from this trial were reported at the European Society of Clinical Oncology meeting in October 2025. The deep response rate was 34%, demonstrating an improvement compared to historical data for the combination of ipilimumab and nivolumab alone, though not statistically significant at this point in time. Patients with stable or responding disease continue to be followed. No further trials are planned.

Mupadolimab, B Cell Activating Anti-CD73 Antibody. Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. While we believe mupadolimab has the potential to be an important new therapeutic agent with a novel proposed mechanism of action to support its development for the treatment of a broad range of cancers and infectious diseases, we are waiting to initiate a potential Phase 2 randomized clinical trial in order to prioritize the development of our other two lead product candidates

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three months ended March 31, 2026 was $13.7 million, and net income for the three months ended March 31, 2025 was $15.2 million, which includes non-operating income of $25.1 million associated with a change in fair value of warrant liability. As of March 31, 2026, we had an accumulated deficit of $426.0 million. We expect our losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through March 31, 2026, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016 and subsequent follow-on public offerings, including a follow-on public offering of common stock which was completed on January 23, 2026 and resulted in aggregate net proceeds of approximately $189.4 million.

On August 6, 2024, we entered into an Open Market Sale AgreementSM (the “2024 Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of our common stock, from time-to-time, with aggregate gross sales proceeds of up to $100.0 million, through an at-the-market equity offering program under which Jefferies will act as our sales agent. The issuance and sale of shares of common stock pursuant to the 2024 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services of up to 3.0% of the gross proceeds of any shares of common stock sold through Jefferies under the 2024 Sales Agreement

In connection with the January 2026 follow-on public offering, we suspended the at-the-market offering with respect to the 2024 Sales Agreement and, on March 13, 2026, entered into an Amended and Restated Open Market Sale AgreementSM (the “Amended Sales Agreement”), with Jefferies, which amends and restates the 2024 Sales Agreement to increase the maximum aggregate offering price of shares of our common stock from $100.0 million to $200.0 million.

During the three months ended March 31, 2026, we did not sell any shares of common stock under our at-the-market offering program. As of March 31, 2026, $200.0 million remained available for sale under the Amended Sales Agreement.

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

As of March 31, 2026, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $236.7 million. Based on our currently available cash resources and our currently planned level of operations and cash flows, we expect that our cash resources will be sufficient to enable us to advance our programs into the second quarter of 2028. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and concluded that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months from issuance of the condensed consolidated financial statements. However, the Company will need to continue to raise additional capital to fund its operations. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital.”

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2026. There have been no material changes to our significant accounting policies during the three months ended March 31, 2026 from those discussed in our Annual Report on Form 10-K.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our ongoing Phase 3 potentially registrational clinical trial for soquelitinib in PTCL;
●	completion of our ongoing Phase 1 clinical trial for soquelitinib in atopic dermatitis;
●	completion of our Phase 1b/2 clinical trial with ciforadenant in collaboration with the Kidney Cancer Research Consortium;
●	enrollment and completion of our Phase 2 clinical trial for soquelitinib in atopic dermatitis;
●	a potential clinical trial for soquelitinib in asthma;
●	a potential clinical trial for soquelitinib in hidradenitis suppurativa;

●	process development and manufacturing of drug supply of soquelitinib; and
●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Operating expenses:
Research and development	$11,175	$7,453	$3,722
General and administrative	3,702	2,469	1,233
Total operating expenses	14,877	9,922	4,955
Loss from operations	(14,877)	(9,922)	(4,955)
Interest income and other expense, net	1,784	525	1,259
Change in fair value of warrant liability	—	25,129	(25,129)
Income (loss) before equity method investment	(13,093)	15,732	(28,825)
Loss from equity method investment	(599)	(539)	(60)
Net income (loss)	$(13,692)	$15,193	$(28,885)

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 and 2025 consisted of the following costs by program as well as unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Soquelitinib	$6,696	$4,249	$2,447
Other programs	51	50	1
Unallocated employee and overhead costs	4,428	3,154	1,274
	$11,175	$7,453	$3,722

For the three months ended March 31, 2026, the increase in soquelitinib costs of $2.4 million as compared to the three months ended March 31, 2025, primarily consisted of an increase of $3.0 million in clinical trial expenses and an increase of $0.7 million in other outside service costs, which were partially offset by a decrease of $1.3 million in drug manufacturing costs.

For the three months ended March 31, 2026, the increase other programs costs were negligible.

For the three months ended March 31, 2026, the increase in unallocated costs of $1.3 million as compared to the three months ended March 31, 2025, primarily consisted of an increase of $1.3 million in personnel and related costs and an increase of $0.1 million in other outside service costs, which were partially offset by a decrease of $0.1 million in facilities related costs.

General and Administrative Expense

For the three months ended March 31, 2026, the increase in general and administrative expenses of $1.2 million as compared to the three months ended March 31, 2025, primarily consisted of an increase of $1.0 million in personnel and related costs and an increase of $0.2 million in outside service costs.

Interest Income and Other Expense, net

For the three months ended March 31, 2026, the increase in interest income and other expense, net of $1.3 million as compared to the three months ended March 31, 2025, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities.

Change in fair value of warrant liabilities

For the three months ended March 31, 2026, the change in fair value of warrant liability was zero as all common warrants had been exercised as of June 30, 2025.

For the three months ended March 31, 2025, the change in fair value of warrant liability of $25.1 million represents a decrease in the fair value of common warrants from December 31, 2024 to March 31, 2025, which was primarily due to a decrease in the market price of the Company’s common stock.

Loss from equity method investment

For the three months ended March 31, 2026, the increase in loss from equity method investment of $0.1 million as compared to the three months ended March 31, 2025, primarily consisted of an increase in Angel Pharmaceuticals’ loss for the three months ended March 31, 2026.

Liquidity and Capital Resources

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $236.7 million, and an accumulated deficit of $426.0 million.

Since our inception and through March 31, 2026, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million, a follow on offering of our common stock in February 2021, in which we raised net proceeds of approximately $32.0 million, and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common stock warrants for net proceeds of approximately $30.3 million and proceeds of $54.3 million from the exercise of common stock warrants. On January 23, 2026, we completed a follow-on offering of common stock, which resulted in aggregate net proceeds of approximately $189.4 million.

In connection with the January 2026 follow-on offering, we suspended the at-the-market offering with respect to the 2024 Sales Agreement and, on March 13, 2026, entered into the Amended Sales Agreement, with Jefferies, which amends and restates the 2024 Sales Agreement to increase the maximum aggregate offering price of shares of our common stock from $100.0 million to $200.0 million.

During the three months ended March 31, 2026, we did not sell any shares of common stock under our at-the-market offering program. As of March 31, 2026, $200.0 million remained available for sale under the Amended Sales Agreement.

Funding Requirements

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $426.0 million through March 31, 2026. We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our product candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance soquelitinib, as well as any other product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

●	the progress, timing, costs and results of clinical trials for soquelitinib, including the potentially registrational clinical trial for soquelitinib, and to a lesser extent, the timing, costs and results of the clinical trials for ciforadenant and mupadolimab;

●	the timing, progress, costs and results of preclinical and clinical development activities for our other product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the costs involved in prosecuting, maintaining and enforcing patent and other intellectual property rights;

●	the cost and timing of regulatory approvals;

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and

●	other factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(10,374)	$(8,263)
Investing activities	(144,846)	4,243
Financing activities	190,746	279
Net increase (decrease) in cash and cash equivalents	$35,526	$(3,741)

Cash Flows from Operating Activities

Cash used in operating activities during the three months ended March 31, 2026 was $10.4 million, which primarily consisted of a net loss of $13.7 million, adjusted by net non-cash transactions of $3.3 million, that primarily consisted of $2.7 million of stock-based compensation expense and $0.6 million of loss from equity method investment; an increase of $1.8 million in prepaid and other current assets; an increase of $0.9 million in other assets; an increase of $2.2 million in accounts payable; and an increase of $0.5 million in accrued and other current liabilities.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2026. net cash flows used in investing activities was $144.8 million, which primarily consisted of purchases of marketable securities of $161.7 million and purchases of property and equipment of $0.1 million, which were partially offset by maturities of marketable securities of $17.0 million.

During the three months ended March 31, 2025. net cash flows provided by investing activities was $4.2 million, which primarily consisted of maturities of marketable securities of $12.0 million, which were partially offset by purchases of marketable securities of $7.7 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, cash provided by financing activities was $190.7 million, which primarily consisted of net proceeds of $189.4 million from the January 2026 follow-on public offering and proceeds of $1.3 million from the exercise of stock options.

During the three months ended March 31, 2025, cash provided by financing activities was $0.3 million, which primarily consisted of proceeds from the exercise of stock options.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2026, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended March 31, 2026, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $236.7 million as of March 31, 2026 and cash, cash equivalents and marketable securities of $56.8 million as of December 31, 2025, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

outside the United States, and the Food and Drug Administration (“FDA”) may not accept data from trials conducted in foreign locations.
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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $15.3 million, $62.3 million and $27.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the three months ended March 31, 2026 and 2025, we recorded a net loss of $13.7 million and net income of $15.2 million, respectively. We had an accumulated deficit of $426.0 million as of March 31, 2026. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

Based on our planned expenditures and capital expenditures requirements, our cash, cash equivalents and marketable securities of $236.7 million as of March 31, 2026, we expect that our existing capital resources will be sufficient to fund our operations into the second quarter of 2028. As a result, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development programs through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we will need to seek additional funds, through public or private equity, and debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel Pharmaceuticals obtained global rights to our Bruton’s tyrosine kinase (“BTK”) inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDA or Biologics License Application (“BLA”) to the FDA or comparable marketing applications to foreign regulatory authorities, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market soquelitinib, ciforadenant or mupadolimab, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure our stockholders that soquelitinib, ciforadenant or mupadolimab will be successfully developed or commercialized. If we or any of our existing or potential future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize soquelitinib, ciforadenant or mupadolimab, we may not be able to generate sufficient revenue to continue our business.

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

While we initiated several clinical trials, we do not know whether any of our other planned trials will begin on time in the future or whether any of our trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA or foreign regulatory authorities failing to grant permission to proceed or placing a clinical trial on hold;
●	subjects failing to enroll or remain in our trial at the rate we expect;
●	subjects choosing an alternative treatment for the indication for which we are developing soquelitinib, ciforadenant and mupadolimab or other product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	a facility manufacturing soquelitinib, ciforadenant or mupadolimab, any of our other product candidates or any of their components being ordered by the FDA or other regulatory authorities to temporarily or permanently shut down due to violations of Good Manufacturing Practice (“GMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice (“GCP”) or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;

●	one or more Institutional Review Boards (“IRBs”) or other reviewing bodies refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
●	patients failing to complete a trial or return for post-treatment follow-up.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers entered into confidential pricing agreements with the federal government. In April 2026, the Trump administration issued a proclamation imposing tariffs on imports of patented pharmaceuticals, biologics and associated ingredients into the U.S., beginning July 31, 2026. Any manufacturers that entered into a company-specific agreement with the government prior to the proclamation will not be subject to any additional tariffs until January 20, 2029. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

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

In October 2020, we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and obtained global rights to our BTK inhibitor preclinical programs. While certain of our executive officers and directors will initially be on the board of directors of Angel Pharmaceuticals, we have limited control over it and so we will be subject to many of the same risks set forth above with respect to all collaborations. Additionally, any actions taken by the Chinese government to implement trade policy changes, financial restrictions, or increased regulatory scrutiny on U.S. companies could negatively impact Angel Pharmaceuticals. For instance, China has previously taken or threatened to take trade and other actions in retaliation against U.S. policies, and is likely to continue to do so. Past or future developments in this regard may have a material adverse effect on the economies, financial markets, and currency exchange rates in China and the United States. Tensions between the United States and China have increased over the past few years as a result of disputes in areas including trade policy, intellectual property, cybersecurity and data privacy, due to the current U.S. Presidential Administration’s imposition of tariffs and other trade controls, as well as due to geopolitical conflicts such as the war between Ukraine and Russia and conflicts or tensions in the Middle East and Venezuela. Our interests in Angel Pharmaceuticals could be harmed if relations between the United States and China worsen or if either government imposes additional policies, tariffs or sanctions and our business could encounter increased regulatory scrutiny in China, as well as adverse media or public attention in China, as a result of the deteriorating bilateral relationship.

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

Our stock price has been volatile. The stock market in general and the market for stock of pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

●	our ability to enroll subjects in our planned clinical trials;
●	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of soquelitinib, ciforadenant, mupadolimab and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	Angel Pharmaceuticals’ ability to develop and commercialize product candidates in China;
●	regulatory developments in the United States and foreign countries; including changes in the policies of the U.S. or Chinese governments resulting in sanctions instituted by either government;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	the success or failure of our efforts to acquire, license or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
●	achievement of product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the pharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the impact of political instability, natural disasters, war and/or events of terrorism, such as the military conflict between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China, and conflicts and tensions in the Middle East and Venezuela;
●	trading volume of our common stock;

●	an inability to obtain additional funding on favorable terms, or at all;
●	sales of our stock by insiders and stockholders;
●	general economic, industry and market conditions, other events or factors such as tariffs, trade controls, interest rates, inflationary pressures and the occurrence of a recession or even depression, many of which are beyond our control;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

As of March 31, 2026, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 25% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

10.1	Amended and Restated Open Market Sale AgreementSM, dated March 13, 2026, by and between Corvus Pharmaceuticals, Inc. and Jefferies LLC.	8-K	3/13/2026	1.1

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: May 7, 2026	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)