Form 10-Q
period 2026-06-30
Corvus Pharmaceuticals, Inc.
filed 2026-08-06
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 6, 2026, 84,120,944 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$18,905	$4,576
Marketable securities	196,323	52,174
Accounts receivable - related party	6	37
Prepaid and other current assets	5,731	1,427
Total current assets	220,965	58,214
Property and equipment, net	830	220
Operating lease right-of-use asset	659	839
Investment in Angel Pharmaceuticals	15,107	10,991
Other assets	1,713	855
Total assets	$239,274	$71,119

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,047	$2,491
Operating lease liability	454	403
Accrued and other liabilities	9,171	6,486
Total current liabilities	13,672	9,380
Operating lease liability	274	534
Total liabilities	13,946	9,914
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; 0 shares issued and outstanding at each of June 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at June 30, 2026 and December 31, 2025; 84,120,944 and 74,696,629 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	670,557	474,387
Accumulated other comprehensive loss	(1,293)	(896)
Accumulated deficit	(443,944)	(412,293)
Total stockholders’ equity	225,328	61,205
Total liabilities and stockholders’ equity	$239,274	$71,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$15,964	$7,873	$27,139	$15,326
General and administrative	3,333	2,387	7,035	4,856
Total operating expenses	19,297	10,260	34,174	20,182
Loss from operations	(19,297)	(10,260)	(34,174)	(20,182)
Interest income and other expense, net	2,047	639	3,831	1,164
Change in fair value of warrant liability	—	2,012	—	27,141
Income (loss) before equity method investment	(17,250)	(7,609)	(30,343)	8,123
Loss from equity method investment	(709)	(389)	(1,308)	(928)
Net (loss) income	$(17,959)	$(7,998)	$(31,651)	$7,195
Net (loss) income per share, basic	$(0.19)	$(0.10)	$(0.35)	$0.10
Net loss per share, diluted	$(0.19)	$(0.10)	$(0.35)	$(0.26)
Shares used to compute net (loss) income per share, basic	92,368,013	77,774,344	91,188,921	74,966,022
Shares used to compute net loss per share, diluted	92,368,013	77,774,344	91,188,921	76,521,708
Other comprehensive (loss) income:
Unrealized loss on marketable securities	(487)	(19)	(821)	(42)
Cumulative foreign currency translation adjustment	320	125	424	182
Comprehensive (loss) income	$(18,126)	$(7,892)	$(32,048)	$7,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	74,696,629	$7	$474,387	$(896)	$(412,293)	$61,205
Common stock issued upon exercise of stock options	308,017	—	1,339	—	—	1,339
Issuance of common stock upon follow-on public offering, net	9,085,778	1	189,406	—	—	189,407
Stock-based compensation expense	—	—	2,650	—	—	2,650
Unrealized loss on marketable securities	—	—	—	(334)	—	(334)
Foreign currency translation adjustment	—	—	—	104	—	104
Net loss	—	—	—	—	(13,692)	(13,692)
Balance at March 31, 2026	84,090,424	$8	$667,782	$(1,126)	$(425,985)	$240,679
Common stock issued upon exercise of stock options	30,520	—	166	—	—	166
Stock-based compensation expense	—	—	2,609	—	—	2,609
Unrealized loss on marketable securities	—	—	—	(487)	—	(487)
Foreign currency translation adjustment	—	—	—	320	—	320
Net loss	—	—	—	—	(17,959)	(17,959)
Balance at June 30, 2026	84,120,944	$8	$670,557	$(1,293)	$(443,944)	$225,328

	Six Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	67,899,779	$7	$430,859	$(1,288)	$(397,010)	$32,568
Common stock issued upon exercise of stock options	269,682	—	279	—	—	279
Stock-based compensation expense	—	—	1,251	—	—	1,251
Unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Foreign currency translation adjustment	—	—	—	57	—	57
Net income	—	—	—	—	15,193	15,193
Balance at March 31, 2025	68,169,461	$7	$432,389	$(1,254)	$(381,817)	$49,325
Issuance of common stock upon exercise of common stock warrants	6,330,578	—	23,053	—	—	23,053
Issuance of pre-funded warrants upon exercise of common stock warrants	—	—	14,461	—	—	14,461
Common stock issued upon exercise of stock options	14,000	—	25	—	—	25
Stock-based compensation expense	—	—	1,256	—	—	1,256
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Foreign currency translation adjustment	—	—	—	125	—	125
Net loss	—	—	—	—	(7,998)	(7,998)
Balance at June 30, 2025	74,514,039	$7	$471,184	$(1,148)	$(389,815)	$80,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(31,651)	$7,195
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	63	51
Accretion related to marketable securities	168	(625)
Stock-based compensation	5,259	2,507
Change in fair value of warrant liability	—	(27,141)
Loss from equity method investment	1,308	928
Changes in operating assets and liabilities:
Accounts receivable - related party	31	(11)
Prepaid and other current assets	(4,304)	1,081
Operating lease right-of-use asset	180	165
Other assets	(858)	6
Accounts payable	1,556	555
Accrued and other liabilities	2,685	1,288
Operating lease liability	(209)	(39)
Net cash used in operating activities	(25,772)	(14,040)
Cash flows from investing activities
Purchases of marketable securities	(209,477)	(47,183)
Maturities of marketable securities	64,339	31,274
Purchases of property and equipment	(673)	(149)
Investment in Angel Pharmaceuticals	(5,000)	—
Net cash used in investing activities	(150,811)	(16,058)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with follow-on public offering, net	189,407	—
Proceeds from the exercise of common stock warrants (includes $4,960 in aggregate gross proceeds from related parties)	—	35,745
Proceeds from exercise of common stock options	1,505	304
Net cash provided by financing activities	190,912	36,049
Net increase in cash and cash equivalents	14,329	5,951
Cash and cash equivalents at beginning of the period	4,576	8,740
Cash and cash equivalents at end of the period	$18,905	$14,691
Supplemental disclosures of cash flow information
Purchases of property and equipment incurred but not paid	$188	$—

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

Follow-on Public Offering

On January 23, 2026, the Company completed a follow-on public offering in which the Company sold 9,085,778 shares of common stock at a price of $22.15 per share, which included 1,185,101 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $189.4 million, net of underwriting discounts, commissions and offering expenses.

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $443.9 million as of June 30, 2026. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through the sale of redeemable convertible preferred stock, common stock, pre-funded warrants and common stock warrants. As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $215.2 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least the next 12 months from the date of the issuance of these condensed consolidated financial statements. To fund all of the Company's ongoing and planned development programs through commercialization, the Company will need to raise additional capital in the future. The Company intends to raise additional capital through private and public equity offerings, debt financings and license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs, out-license intellectual property rights to its product candidates, sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

The condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026 from those discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

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

3. Net Loss per Share

The following table shows the calculation of net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to common stockholders, basic	$(17,959)	$(7,998)	$(31,651)	$7,195
Gain from change in fair value of warrant liability	—	—	—	(27,141)
Net loss - basic and diluted	$(17,959)	$(7,998)	$(31,651)	$(19,946)
Denominator:
Weighted average common shares and pre-funded warrants outstanding used to compute basic and diluted net (loss) income per share	92,368,013	77,774,344	91,188,921	74,966,022
Weighted average shares issuable upon the exercise of common warrants	—	—	—	1,555,686
Weighted average common shares and prefunded warrants outstanding used to compute diluted net loss per share	92,368,013	77,774,344	91,188,921	76,521,708

Net (loss) income per share, basic	$(0.19)	$(0.10)	$(0.35)	$0.10
Net loss per share, diluted	$(0.19)	$(0.10)	$(0.35)	$(0.26)

Weighted average common shares outstanding used in the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 includes 8,275,913 shares of common stock issuable upon conversion of pre-funded warrants. Refer to Note 9, “Warrants” for further details.

Shares issuable upon exercise of common warrants used in the calculation of diluted net loss per share for the six months ended June 30, 2025 were calculated using the treasury stock method.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Outstanding options	13,253,806	11,651,683	13,253,806	11,651,683

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

The following table presents reportable segment net loss, including significant expense categories, attributable to the Company’s reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Compensation and benefits, excluding stock-based compensation	$3,147	$2,144	$6,174	$4,383
Stock-based compensation	2,609	1,256	5,259	2,507
Drug manufacturing	2,441	1,850	2,872	3,680
Clinical trials	5,410	2,135	10,453	4,062
Outside general and administrative	906	848	2,150	1,794
Facilities and insurance	630	504	1,188	1,284
Other segment items (1)	4,154	1,523	6,078	2,472
Total segment expense	19,297	10,260	34,174	20,182
Non-operating income, net	(1,338)	(2,262)	(2,523)	(27,377)
Net loss	$17,959	$7,998	$31,651	$(7,195)
(1)	Includes consulting, non-clinical research and laboratory supplies.

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

The following tables present information as of June 30, 2026 and December 31, 2025 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	June 30, 2026
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$18,226	$—	$—	$18,226
Marketable securities	—	196,323	—	196,323
	$18,226	$196,323	$—	$214,549

	December 31, 2025
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$4,163	$—	$—	$4,163
Marketable securities	—	52,174	—	52,174
	$4,163	$52,174	$—	$56,337

As of June 30, 2026 and December 31, 2025, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$170,821	$2	$(589)	$170,234
U.S. Government agency securities	26,260	—	(171)	26,089
	$197,081	$2	$(760)	$196,323

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$38,622	$53	$—	$38,675
U.S. Government agency securities	13,489	10	—	13,499
	$52,111	$63	$—	$52,174

As of June 30, 2026, all of the Company’s marketable securities are considered available for current operations and the remaining maturity by type of security is as follows (in thousands):

	Maturities by Period at Amortized Cost
		Less than
	Total	1 Year	1-2 years
U.S. Treasury securities	$170,821	$98,927	$71,894
U.S. Government agency securities	26,260	7,154	19,106
	$197,081	$106,081	$91,000

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

In June 2026, Angel Pharmaceuticals completed an equity financing, raising approximately $13.4 million, including a $5.0 million investment by the Company. Following the financing, the Company's ownership interest in Angel Pharmaceuticals was approximately 49%, excluding 6% of Angel Pharmaceuticals' equity reserved for issuance under the Angel Pharmaceuticals Employee Stock Ownership Plan (“ESOP”). In connection with the financing, the Company concluded that Angel Pharmaceuticals continues to be a variable interest entity and that the Company is not the primary beneficiary. Accordingly, the Company continues to account for its investment in Angel Pharmaceuticals under the equity method of accounting.

As of June 30, 2026 and December 31, 2025, the Company’s ownership interest in Angel Pharmaceuticals was approximately 48.6% and 49.7%, respectively, excluding 6.4% and 7.0%, respectively, of Angel Pharmaceuticals’ equity reserved for issuance under the Angel Pharmaceuticals ESOP. The Company recognized its share of loss in Angel Pharmaceuticals for the total amount of $0.7 million and $1.3 million as loss from equity method investment in the condensed consolidated statement of operations for the three and six months ended June 30, 2026, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	June 30, 2026	December 31, 2025

	(in thousands)
Current assets	$23,175	$11,033
Non-current assets	695	904
Current liabilities	875	1,049
Non-current liabilities	59	229
Stockholders' equity	22,936	10,659

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statement of Operations Data	2026	2025	2026	2025

	(in thousands)
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	(832)	(503)	(1,599)	(1,189)
Share of loss from investments accounted for using the equity method	(709)	(389)	(1,308)	(928)

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

Upon execution of the agreement, the Company made a one time cash payment to Scripps of $10,000 in 2015 and is also obligated to pay a minimum annual fee to Scripps of $25,000. The one time cash payment was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. A minimum annual fee payment is due on each anniversary of the effective date of the agreement for the term of the agreement. The Company is also required to make performance based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.5 million as of June 30, 2026. The Company is also required to pay royalties on net sales of licensed products (including CPI-006) sold by it, its affiliates and its sublicensees at a rate in the low single digits. In addition, should the Company sublicense the rights licensed under the agreement, it has agreed to pay a percentage of sublicense revenue received at specified rates that start at double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement and the time of entry into such sublicense. To date, no milestone payments have been made.

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the six months ended June 30, 2026 and 2025, no clinical or regulatory milestones were completed or paid to Vernalis, and the aggregate potential milestone payments were approximately $220 million for all indications as of June 30, 2026. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product by product and country by country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid single digits up to the low double digits on a country by country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country by country basis and range from the low single digits up to the mid single digits on a country by country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the six months ended June 30, 2026 and 2025, no development or sales milestones were completed or paid to Monash, and the aggregate potential milestones were $45.1 million as of June 30, 2026. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

8. Balance Sheet Components (in thousands)

	June 30,	December 31,
	2026	2025
Prepaid and Other Current Assets
Interest receivable	$1,843	$337
Prepaid research and development manufacturing expenses	2,919	599
Prepaid insurance	394	138
Other	575	353
	$5,731	$1,427
Property and Equipment
Laboratory equipment	$2,996	$2,646
Computer equipment and purchased software	212	190
Leasehold improvements	33	33
Construction in progress	300	—
	3,541	2,869
Less: accumulated depreciation and amortization	(2,711)	(2,649)
	$830	$220
Accrued and Other Liabilities
Accrued clinical trial expense	$3,652	$3,566
Accrued manufacturing expense	3,032	1,812
Personnel related	1,932	641
Accrued legal and accounting	256	229
Other	299	238
	$9,171	$6,486

During the three months ended June 30, 2026 and 2025, the Company recorded approximately $34,000 and $29,000 in depreciation expense, respectively, and during the six months ended June 30, 2026 and 2025, the Company recorded approximately $63,000 and $51,000 in depreciation expense, respectively.

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

The pre-funded warrants have an exercise price per share of common stock equal to $0.0001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the pre-funded warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The pre-funded warrants are exercisable at any time after the date of issuance. In accordance with accounting guidance discussed in Note 2, the Company recorded $5.0 million to additional paid-in capital upon issuance of the pre-funded warrants on May 6, 2024. In May 2025, an additional 4,131,828 pre-funded warrants were issued in connection with the exercise of common warrants. As of June 30, 2026, none of the pre-funded warrants have been exercised and 8,275,913 pre-funded warrants remain outstanding.

The common warrants had an exercise price per share of common stock equal to $3.50 per share (or $3.4999 per pre-funded warrant). The exercise price and the number of shares of common stock (or pre-funded warrants in lieu thereof) issuable upon exercise of the common warrants were subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The common warrants were exercisable at any time after the date of issuance and had an expiration date of June 30, 2025. In accordance with accounting guidance discussed in Note 2, “Summary of Significant Accounting Policies,” the Company recorded a decrease in fair value of warrant liability of $2.0 million and $27.1 million to other income in its condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025. As of June 30, 2025, the expiration date of the common warrants, all of the common warrants had been exercised, resulting in proceeds of $54.3 million.

10. Common Stock

As of June 30, 2026, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of June 30, 2026, no dividends on common stock had been declared.

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

During the six months ended June 30, 2026, the Company did not sell any shares of common stock under its at-the-market offering program. As of June 30, 2026, $200.0 million remained available for sale under the Amended Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2026	2025
Pre-funded warrants	8,275,913	8,275,913
Shares available for future option grants	6,431,034	3,007,335
Outstanding options	13,253,806	14,028,177
Shares reserved for employee stock purchase plan	400,000	400,000
Total	28,360,753	25,711,425

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2025	3,007,335	14,028,177	$5.20
Additional shares authorized	2,987,865	—	—
Options granted	(240,500)	240,500	12.73
Options exercised	—	(338,537)	4.44
Options forfeited	676,334	(676,334)	14.01
Balance at June 30, 2026	6,431,034	13,253,806	$4.90

12. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$1,095	$541	$2,172	$1,069
General and administrative	1,514	715	3,087	1,438
Total	$2,609	$1,256	$5,259	$2,507

13. Income Taxes

During the six months ended June 30, 2026 and 2025, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of June 30, 2026 and December 31, 2025, the right-of-use asset under the operating lease was approximately $0.7 million and $0.8 million, respectively. The elements of lease expense under the operating lease for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Statements of operations and	June 30,		June 30,
	comprehensive loss location	2026	2025	2026	2025
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$114	$114	$227	$227
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	71	52	132	74
Total operating lease cost		$185	$166	$359	$301
Other Information
Operating cash flows used for operating lease		$199	$104	$387	$104
Remaining lease term		1.6 years	2.6 years	1.6 years	2.6 years
Discount rate		11.7%	11.7%	11.7%	11.7%

As of June 30, 2026, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2026*	$230
2027	566
Total lease payments	796
Less: imputed interest	(68)
Total	$728

* Remainder of the year

As of December 31, 2025, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2026	$486
2027	566
Total lease payments	1,052
Less: imputed interest	(115)
Total	$937

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

16. Related Party Transactions

As part of the January 2026 follow-on public offering, 30,000 shares of common stock, at the public offering price of $22.15 per share, were sold to Puissance Capital Management, a related party. Ted Wang, Ph.D., a Co-Founder, General Manager and Director of Angel Pharmaceuticals, of which the Company holds a 49% ownership interest, is the founder of Puissance Capital Management.

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

As part of the registered direct offering, the following number of shares of common stock, pre-funded warrants and common warrants were sold to related parties:

	Number of	Number of	Number of	Aggregate
	Shares of	Pre-Funded	Common	Purchase
	Common Stock	Warrants	Warrants	Price
OrbiMed Advisors LLC (1)	—	1,444,085	1,397,684	$2,499,856
Puissance Capital Management (2)	866,451	—	838,610	1,500,000
Richard A. Miller, M.D. (3)	577,634	—	559,073	1,000,000
William B. Jones, Ph.D. (4)	20,001	—	19,357	34,624
(1)	Peter Thompson, M.D., a member of the Company’s Board of Directors since November 2014, is a Private Equity Partner at OrbiMed Advisors, LLC.
(2)	Ted Wang, Ph.D., a Co-Founder, General Manager and Director of Angel Pharmaceuticals, of which the Company holds a 49% ownership interest, is the founder of Puissance Capital Management.
(3)	Richard A. Miller, M.D. is the Company’s President, Chief Executive Officer and Chairman of the Board of Directors.
(4)	William B. Jones, Ph.D. is the Company’s Senior Vice President, Pharmaceutical Development.

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

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the three months ended June 30, 2026 and 2025, the Company recorded approximately $118,000 and $137,000, respectively, in clinical trial expenses under its agreements with ICON.

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

Product Candidate Pipeline

Our product candidate pipeline and anticipated milestones include the following:

(1)	A Phase 1b/2 clinical trial in atopic dermatitis is being conducted by Angel Pharmaceuticals, the Company’s partner in China.
(2)	The Company did not conduct Phase 1 studies for these specific indications, but is planning to initiate a Phase 1b study and a Phase 2 study for HS and Asthma, respectively, based on the Phase 1 Atopic Dermatitis study.

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

We have designed and developed soquelitinib to covalently target the cysteine amino acid residue at position 442 in the ITK protein. We believe this irreversible targeting of ITK has the potential to provide a potent, selective and prolonged duration of activity without the need for high systemic exposures and thereby improve the therapeutic window. This approach was previously used by our cofounders to generate ibrutinib. Selective inhibition of ITK can block the production and function of Th2 and Th17 helper T cells, potentially leading to a biasing toward the differentiation of naïve T cells into Th1 helper T cells. Th1 cells lead to the generation of killer T cells that can eliminate tumor cells or viral infected cells. Th1 cells produce interferon gamma and tumor necrosis factor that are cytokines known to destroy cancer cells. We believe, based on our preclinical and Phase 1/1b data from our T cell lymphoma clinical trial, that soquelitinib has the potential to rebalance normal immune responses that also could be beneficial for the treatment of certain autoimmune, inflammatory and allergic diseases. Overactive Th2 and Th17 cells are known to play a role in autoimmune, inflammatory and allergic diseases, which can potentially be ameliorated by selective ITK inhibition by blocking Th2 and Th17 function and their production of inflammatory cytokines such as IL4, IL5, IL13, IL17 and others.

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

In August 2023, we completed an End-of-Phase/Pre-Phase 3 meeting with the Food and Drug Administration (“FDA”) regarding our plans to conduct a potentially registrational Phase 3 clinical trial of soquelitinib in relapsed PTCL. The FDA provided feedback on our proposed registration trial, including the proposed endpoints. We initiated this clinical trial in the third quarter of 2024. The clinical trial is designed to enroll a total of 150 patients with relapsed PTCL that have received ≥ 1 prior therapy and≤3 prior therapies. Patients are being randomized 1:1 to soquelitinib 200 mg two-times a day or one of the standard of care chemotherapies. The standard of care agent is selected based on the physician’s choice of either belinostat or pralatrexate. The primary endpoint is progression-free survival. Secondary endpoints include objective response rate, overall survival and duration of response. The study permits patients receiving the standard chemotherapy to cross-over to the soquelitinib treatment arm after disease progression is documented. An interim futility analysis is planned after a defined number of progression events occurs. It is anticipated that this will occur sometime in early 2027. Leading academic and private medical centers with significant experience in lymphoma research are participating in the trial, including investigators who have conducted other Phase 3 clinical trials in T cell lymphoma and authored many peer-reviewed articles on lymphomas. There are currently no FDA fully approved agents for the treatment of relapsed PTCL.

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

Final data was presented at the Society for Investigative Dermatology (“SID”) Annual Meeting in May 2026. Figure 1 below summarizes the efficacy results for cohorts 1 through 4 evaluating EASI 75, EASI 90 and IGA 0 or 1. Cohort 3 and 4 results appear similar, with cohort 4 exhibiting higher frequency of EASI 75 and 90. EASI 75, EASI 90 and IGA 0 or 1 for cohort 4 was achieved in 75%, 25% and 33% of patients receiving soquelitinib, respectively, compared to 20%, 0% and 0%, respectively, for the placebo group.

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

Figure 4 below shows longer follow up from cohort 3 patients, who also received the 200 mg twice-daily dose. The data show maintenance or improvement in EASI out to 3 months beyond the treatment period and an increase of circulating Treg cells. The biomarker data suggest that soquelitinib induced an immune system rebalancing involving Treg cells.

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

No new safety signals had been observed. Reported adverse events occurred in 41.7% of soquelitinib patients and 41.7% of placebo patients; all were Grade 1-2 and did not result in any dose modifications or interruptions. No severe or serious adverse events were reported. No significant lab abnormalities were seen.

Biomarker highlights and immunologic studies from the soquelitinib Phase 1 atopic dermatitis clinical trial were also presented at the SID Annual Meeting in May 2026. The results from these studies support soquelitinib’s mechanism of action, including the potential for drug-free remissions:

●	Blocking Th2 and Th17 function and their related downstream cytokines (IL-4, IL-5, IL-13).
●	Increasing persistent Treg cells, both during treatment and in the post-treatment, drug-free period, by regulating the switch to Treg cells from Th17 cells.
●	Inhibiting JAK-STAT signaling, upregulating SOCS3 (suppressor of cytokine signaling 3 protein, a negative regulator of JAK-STAT signaling) and reducing JAK1 and STAT6.

In March 2026, we initiated a Phase 2 clinical trial of soquelitinib for the treatment of atopic dermatitis. The trial is anticipated to enroll approximately 200 patients with moderate-to-severe atopic dermatitis that have failed at least one prior topical or systemic therapy. The trial is blinded and is anticipated to enroll four cohorts of 50 patients each, with soquelitinib doses of: 200 mg once per day; 200 mg twice per day; and 400 mg once per day; along with a placebo group. The treatment period is anticipated to be 12 weeks with a 90-day follow-up period with no treatment. The primary endpoint of the trial is the percent change from baseline in EASI score at week 12.

Angel Pharmaceuticals, our partner in China, is enrolling a Phase 1b/2 clinical trial evaluating soquelitinib in patients with moderate-to-severe atopic dermatitis. This is a blinded, placebo-controlled trial that is planned to evaluate a 12-week treatment regimen in 48 patients utilizing soquelitinib doses of 100 mg twice per day, 200 mg once per day, 200 mg twice per day and 400 mg once per day. The patient eligibility and endpoints are similar to those used previously in our Phase 1 clinical trial. Depending on the results from the Phase 1b portion of the study, an additional 60-90 patients will be enrolled in the Phase 2 portion of the study. The trial is open at several leading dermatology centers in China who have been involved in global registration trials. The study is being conducted in close collaboration with Corvus. Results from the cohort 1 (100mg twice per day, 200 mg once per day and placebo) are anticipated late this year.

Soquelitinib for treatment of other immune diseases.

Based on results from our on-going and completed studies, we are planning to conduct additional clinical trials to evaluate soquelitinib for the treatment of other immune diseases, including a Phase 1b clinical trial in hidradenitis suppurativa and a Phase 2 clinical trial in asthma. Start-up activities for these clinical trials have begun and we anticipate both will be initiated later this year.

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

Ciforadenant Adenosine A2A Receptor Antagonist. Our second product candidate, ciforadenant, is an oral, small molecule antagonist of the A2A receptor for adenosine designed to disable a tumor’s ability to subvert attack by the immune system by blocking the binding of immunosuppressive adenosine in the tumor microenvironment to the A2A receptor. In 2018, we published preclinical findings in animal tumor models demonstrating that treatment with anti-CTLA4 antibody combined with ciforadenant provided synergistic anti-tumor activity based on a novel proposed mechanism of action. We are collaborating with the Kidney Cancer Research Consortium to evaluate ciforadenant in an open label Phase 1b/2 clinical trial as a first line therapy for metastatic RCC in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). The efficacy endpoints for the trial are deep response rate, defined as CR plus PRs of greater than 50% tumor volume reduction as well as progression free survival. The clinical trial is planned to enroll up to 60 patients. The protocol defined pre-specified statistical threshold for efficacy is a 50% increase above the 32% deep response rate seen with previous ipilimumab/nivolumab combination trials in RCC conducted by investigators at the Kidney Cancer Research Consortium. Interim results from this trial were reported at the European Society of Clinical Oncology meeting in October 2025. The deep response rate was 34%, demonstrating an improvement compared to historical data for the combination of ipilimumab and nivolumab alone, though not statistically significant. Patients with stable or responding disease continue to be followed. No further trials are planned.

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

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three and six months ended June 30, 2026 and 2025 was $18.0 million and $31.7 million, respectively. Our net loss for the three months ended June 30, 2025 was $8.0 million and our net income for the six months ended June 30, 2025 was $7.2 million, which includes non-operating income of $27.1 million associated with a change in fair value of warrant liability. As of June 30, 2026, we had an accumulated deficit of $443.9 million. We expect our losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through June 30, 2026, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016 and subsequent follow-on public offerings, including a follow-on public offering of common stock which was completed on January 23, 2026 and resulted in aggregate net proceeds of approximately $189.4 million.

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

During the six months ended June 30, 2026, we did not sell any shares of common stock under our at-the-market offering program. As of June 30, 2026, $200.0 million remained available for sale under the Amended Sales Agreement.

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

As of June 30, 2026, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $215.2 million. Based on our currently available cash resources and our currently planned level of operations and cash flows, we expect that our cash resources will be sufficient to enable us to advance our programs into the second quarter of 2028. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and concluded that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months from issuance of the condensed consolidated financial statements. However, the Company will need to continue to raise additional capital to fund its operations. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital.”

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2026. There have been no material changes to our significant accounting policies during the six months ended June 30, 2026 from those discussed in our Annual Report on Form 10-K.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$15,964	$7,873	$8,091	$27,139	$15,326	$11,813
General and administrative	3,333	2,387	946	7,035	4,856	2,179
Total operating expenses	19,297	10,260	9,037	34,174	20,182	13,992
Loss from operations	(19,297)	(10,260)	(9,037)	(34,174)	(20,182)	(13,992)
Interest income and other expense, net	2,047	639	1,408	3,831	1,164	2,667
Change in fair value of warrant liability	—	2,012	(2,012)	—	27,141	(27,141)
Income (loss) before equity method investment	(17,250)	(7,609)	(9,641)	(30,343)	8,123	(38,466)
Loss from equity method investment	(709)	(389)	(320)	(1,308)	(928)	(380)
Net (loss) income	$(17,959)	$(7,998)	$(9,961)	$(31,651)	$7,195	$(38,846)

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2026 and 2025 consisted of the following costs by program as well as unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
Soquelitinib	$10,850	$4,593	$6,257	$17,546	$8,842	$8,704
Other programs	307	373	(66)	462	422	40
Unallocated employee and overhead costs	4,807	2,907	1,900	9,131	6,062	3,069
	$15,964	$7,873	$8,091	$27,139	$15,326	$11,813

For the three months ended June 30, 2026, the increase in soquelitinib costs of $6.3 million as compared to the three months ended June 30, 2025, primarily consisted of an increase of $3.2 million in clinical trial expenses, an increase of $2.4 million in other outside service costs and in increase of $0.7 million in drug manufacturing costs.

For the six months ended June 30, 2026, the increase in soquelitinib costs of $8.7 million as compared to the six months ended June 30, 2025, primarily consisted of an increase of $6.3 million in clinical trial expenses and an increase of $3.0 million in other outside service costs, which were partially offset by a decrease of $0.6 million in drug manufacturing costs.

For the three and six months ended June 30, 2026, the increases in other programs costs were negligible.

For the three months ended June 30, 2026, the increase in unallocated costs of $1.9 million as compared to the three months ended June 30, 2025, primarily consisted of an increase in personnel and related costs.

For the six months ended June 30, 2026, the increase in unallocated costs of $3.1 million as compared to the six months ended June 30, 2025, primarily consisted of an increase of $3.2 million in personnel and related costs, which were partially offset by a decrease of $0.1 million in facilities related cost.

General and Administrative Expense

For the three months ended June 30, 2026, the increase in general and administrative expenses of $0.9 million as compared to the three months ended June 30, 2025, primarily consisted of an increase in personnel and related costs.

For the six months ended June 30, 2026, the increase in general and administrative expenses of $2.2 million as compared to the six months ended June 30, 2025, primarily consisted of an increase of $1.9 million in personnel and related costs and an increase of $0.3 million in outside service costs.

Interest Income and Other Expense, net

For the three months ended June 30, 2026, the increase in interest income and other expense, net of $1.4 million as compared to the three months ended June 30, 2025, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities.

For the six months ended June 30, 2026, the increase in interest income and other expense, net of $2.7 million as compared to the six months ended June 30, 2025, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities.

Change in fair value of warrant liabilities

For the three and six months ended June 30, 2026, the change in fair value of warrant liability was zero as all common warrants had been exercised as of June 30, 2025.

Loss from equity method investment

For the three months ended June 30, 2026, the increase in loss from equity method investment of $0.3 million as compared to the three months ended June 30, 2025, primarily consisted of an increase in Angel Pharmaceuticals’ loss for the three months ended June 30, 2026.

For the six months ended June 30, 2026, the increase in loss from equity method investment of $0.4 million as compared to the six months ended June 30, 2025, primarily consisted of an increase in Angel Pharmaceuticals’ loss for the six months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $215.2 million, and an accumulated deficit of $443.9 million.

Since our inception and through June 30, 2026, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million, a follow on offering of our common stock in February 2021, in which we raised net proceeds of approximately $32.0 million, and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common stock warrants for net proceeds of approximately $30.3 million and proceeds of $54.3 million from the exercise of common stock warrants. On January 23, 2026, we completed a follow-on offering of common stock, which resulted in aggregate net proceeds of approximately $189.4 million.

In connection with the January 2026 follow-on offering, we suspended the at-the-market offering with respect to the 2024 Sales Agreement and, on March 13, 2026, entered into the Amended Sales Agreement, with Jefferies, which amends and restates the 2024 Sales Agreement to increase the maximum aggregate offering price of shares of our common stock from $100.0 million to $200.0 million.

During the six months ended June 30, 2026, we did not sell any shares of common stock under our at-the-market offering program. As of June 30, 2026, $200.0 million remained available for sale under the Amended Sales Agreement.

Funding Requirements

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $443.9 million through June 30, 2026. We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our product candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance soquelitinib, as well as any other product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(25,772)	$(14,040)
Investing activities	(150,811)	(16,058)
Financing activities	190,912	36,049
Net increase in cash and cash equivalents	$14,329	$5,951

Cash Flows from Operating Activities

Cash used in operating activities during the six months ended June 30, 2026 was $25.8 million, which primarily consisted of net loss of $31.7 million, adjusted by net non-cash transactions of $6.8 million, that primarily consisted of $5.3 million of stock-based compensation expense and $1.3 million of loss from equity method investment; an increase of $4.3 million in prepaid and other current assets; an increase of $0.9 million in other assets; an increase of $1.6 million in accounts payable; and an increase of $2.7 million in accrued and other current liabilities.

Cash used in operating activities during the six months ended June 30, 2025 was $14.0 million, which primarily consisted of net income of $7.2 million, adjusted by net non-cash transactions of $24.3 million, that primarily consisted of $2.5 million of stock-based compensation expense, $0.9 million of loss from equity method investment and a decrease of $27.1 million in the fair value of warrant liability; a decrease of $1.1 million in prepaid and other current assets; an increase of $0.6 million in accounts payable; an increase of $1.3 million in accrued and other current liabilities; and a decrease of $0.1 million in operating lease right-of-use asset.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, net cash flows used in investing activities was $150.8 million, which primarily consisted of purchases of marketable securities of $209.5 million, purchases of property and equipment of $0.7 million and an investment in Angel Pharmaceuticals of $5.0 million, which were partially offset by maturities of marketable securities of $64.3 million.

During the six months ended June 30, 2025, net cash flows used in investing activities was $16.1 million, which primarily consisted of purchases of marketable securities of $47.2 million and purchases of property and equipment of $0.2 million, which were partially offset by maturities of marketable securities of $31.3 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities was $190.9 million, which primarily consisted of net proceeds of $189.4 million from the January 2026 follow-on public offering and proceeds of $1.5 million from the exercise of stock options.

During the six months ended June 30, 2025, cash provided by financing activities was $36.0 million, which primarily consisted of proceeds of $35.7 million from the exercise of common warrants and proceeds of $0.3 million from the exercise of stock options.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the six months ended June 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Smaller Reporting Company and Non-Accelerated Filer Status

Based on the market value of our common stock held by our non-affiliates as of June 30, 2026, we will no longer be a “smaller reporting company.” Accordingly, we will cease to be eligible to use the requirements for a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2027, and will thus be subject to additional disclosure and compliance requirements. Because we remain eligible to use the requirements for smaller reporting companies through December 31, 2026, we will continue to be a non-accelerated filer as of December 31, 2026 and will remain a “non-accelerated filer” until December 31, 2027.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $215.2 million as of June 30, 2026 and cash, cash equivalents and marketable securities of $56.8 million as of December 31, 2025, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $15.3 million, $62.3 million and $27.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the six months ended June 30, 2026 and 2025, we recorded a net loss of $31.7 million and net income of $7.2 million, respectively. We had an accumulated deficit of $443.9 million as of June 30, 2026. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

Based on our planned expenditures and capital expenditures requirements, our cash, cash equivalents and marketable securities of $215.2 million as of June 30, 2026, we expect that our existing capital resources will be sufficient to fund our operations into the second quarter of 2028. As a result, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development programs through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we will need to seek additional funds, through public or private equity, and debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel Pharmaceuticals obtained global rights to our Bruton’s tyrosine kinase (“BTK”) inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

We are conducting or plan to conduct clinical trials for soquelitinib, ciforadenant and mupadolimab, and we and Angel Pharmaceuticals may in the future conduct additional clinical trials of product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We are conducting oncology clinical trials with soquelitinib in North America, Australia and South Korea and with ciforadenant in North America in collaboration with the Kidney Cancer Research Consortium. In addition, Angel Pharmaceuticals has initiated clinical trials in China for soquelitinib and mupadolimab. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the trials were not subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or such foreign regulatory authority does not accept the data from our or Angel Pharmaceuticals’ clinical trials for soquelitinib, ciforadenant or mupadolimab, or any other product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of soquelitinib, ciforadenant or mupadolimab or any other product candidates.

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

As of June 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 26% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Beginning January 1, 2027, we will no longer qualify as a smaller reporting company, which will increase our costs and demands on management, which will be further increased if and when we lose our status as a non-accelerated filer and become subject to auditor attestation requirements.

Based on the market value of our common stock held by our non-affiliates as of June 30, 2026, we will no longer be a smaller reporting company as of January 1, 2027, and thus will be subject to additional disclosure requirements beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2027. Due to this upcoming transition, we will need to implement and comply with the additional standards, rules and regulations that will apply to us upon losing our smaller reporting company status. Compliance with the additional requirements will also increase our legal, accounting and financial compliance costs.

As a smaller reporting company, we have been allowed to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. In addition, our status as a non-accelerated filer has exempted us from the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, as amended (“Sarbanes Oxley”). If and when we are no longer a non-accelerated filer, which may occur as early as December 31, 2027, our independent registered public accounting firm would be required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for that fiscal year. Auditor attestation would further increase our accounting and financial compliance costs.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely consolidated financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, if and when we become an accelerated or large accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. We will continue to be a non-accelerated filer as of December 31, 2026 and will remain a non-accelerated filer until December 31, 2027. Thereafter, our filer status will be determined as of the end of each fiscal year based on various factors, including whether we regain status as a smaller reporting company under certain conditions and are eligible to use the requirements for a smaller reporting company as of the end of such fiscal year.

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

We cannot assure our stockholders that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we or our auditors, as part of their Section 404(b) attestation procedures, are unable to conclude that our internal control over financial reporting is effective, including as the result of a finding of a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: August 6, 2026	By:	/s/ Richard. A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)