Form 10-Q
period 2026-09-30
Corvus Pharmaceuticals, Inc.
filed 2026-11-05
CIK 1626971

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 5, 2026, 84,353,126 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

CORVUS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$15,013	$4,576
Marketable securities	187,933	52,174
Accounts receivable - related party	5	37
Prepaid and other current assets	3,394	1,427
Total current assets	206,345	58,214
Property and equipment, net	801	220
Operating lease right-of-use asset	563	839
Investment in Angel Pharmaceuticals	14,466	10,991
Other assets	1,703	855
Total assets	$223,878	$71,119

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,646	$2,491
Operating lease liability	493	403
Accrued and other liabilities	9,279	6,486
Total current liabilities	15,418	9,380
Operating lease liability	139	534
Total liabilities	15,557	9,914
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; 0 shares issued and outstanding at each of September 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value; 290,000,000 shares authorized at September 30, 2026 and December 31, 2025; 84,319,376 and 74,696,629 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	674,191	474,387
Accumulated other comprehensive loss	(1,591)	(896)
Accumulated deficit	(464,287)	(412,293)
Total stockholders’ equity	208,321	61,205
Total liabilities and stockholders’ equity	$223,878	$71,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$17,781	$8,454	$44,920	$23,780
General and administrative	3,581	2,118	10,616	6,974
Total operating expenses	21,362	10,572	55,536	30,754
Loss from operations	(21,362)	(10,572)	(55,536)	(30,754)
Interest income and other expense, net	1,910	738	5,741	1,902
Change in fair value of warrant liability	—	—	—	27,141
Loss before equity method investment	(19,452)	(9,834)	(49,795)	(1,711)
Loss from equity method investment	(891)	(323)	(2,199)	(1,251)
Net loss	$(20,343)	$(10,157)	$(51,994)	$(2,962)
Net loss per share, basic	$(0.22)	$(0.12)	$(0.57)	$(0.04)
Net loss per share, diluted	$(0.22)	$(0.12)	$(0.57)	$(0.38)
Shares used to compute net loss per share, basic	92,487,761	82,836,369	91,626,625	77,618,300
Shares used to compute net loss per share, diluted	92,487,761	82,836,369	91,626,625	78,655,424
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(548)	29	(1,369)	(13)
Cumulative foreign currency translation adjustment	250	59	674	241
Comprehensive loss	$(20,641)	$(10,069)	$(52,689)	$(2,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	74,696,629	$7	$474,387	$(896)	$(412,293)	$61,205
Common stock issued upon exercise of stock options	308,017	—	1,339	—	—	1,339
Issuance of common stock upon follow-on public offering, net	9,085,778	1	189,406	—	—	189,407
Stock-based compensation expense	—	—	2,650	—	—	2,650
Unrealized loss on marketable securities	—	—	—	(334)	—	(334)
Foreign currency translation adjustment	—	—	—	104	—	104
Net loss	—	—	—	—	(13,692)	(13,692)
Balance at March 31, 2026	84,090,424	$8	$667,782	$(1,126)	$(425,985)	$240,679
Common stock issued upon exercise of stock options	30,520	—	166	—	—	166
Stock-based compensation expense	—	—	2,609	—	—	2,609
Unrealized loss on marketable securities	—	—	—	(487)	—	(487)
Foreign currency translation adjustment	—	—	—	320	—	320
Net loss	—	—	—	—	(17,959)	(17,959)
Balance at June 30, 2026	84,120,944	$8	$670,557	$(1,293)	$(443,944)	$225,328
Common stock issued on exercise of stock options	198,432	—	805	—	—	805
Stock-based compensation expense	—	—	2,829	—	—	2,829
Unrealized loss on marketable securities	—	—	—	(548)	—	(548)
Foreign currency translation adjustment	—	—	—	250	—	250
Net loss	—	—	—	—	(20,343)	(20,343)
Balance at September 30, 2026	84,319,376	$8	$674,191	$(1,591)	$(464,287)	$208,321

	Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	67,899,779	$7	$430,859	$(1,288)	$(397,010)	$32,568
Common stock issued upon exercise of stock options	269,682	—	279	—	—	279
Stock-based compensation expense	—	—	1,251	—	—	1,251
Unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Foreign currency translation adjustment	—	—	—	57	—	57
Net income	—	—	—	—	15,193	15,193
Balance at March 31, 2025	68,169,461	$7	$432,389	$(1,254)	$(381,817)	$49,325
Issuance of common stock upon exercise of common stock warrants	6,330,578	—	23,053	—	—	23,053
Issuance of pre-funded warrants upon exercise of common stock warrants	—	—	14,461	—	—	14,461
Common stock issued upon exercise of stock options	14,000	—	25	—	—	25
Stock-based compensation expense	—	—	1,256	—	—	1,256
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Foreign currency translation adjustment	—	—	—	125	—	125
Net loss	—	—	—	—	(7,998)	(7,998)
Balance at June 30, 2025	74,514,039	$7	$471,184	$(1,148)	$(389,815)	$80,228
Common stock issued on exercise of stock options	167,833	—	360	—	—	360
Stock-based compensation expense	—	—	1,249	—	—	1,249
Unrealized gain on marketable securities	—	—	—	29	—	29
Foreign currency translation adjustment	—	—	—	59	—	59
Net loss	—	—	—	—	(10,157)	(10,157)
Balance at September 30, 2025	74,681,872	$7	$472,793	$(1,060)	$(399,972)	$71,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORVUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(51,994)	$(2,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	79
Accretion related to marketable securities	426	(1,084)
Stock-based compensation	8,088	3,756
Change in fair value of warrant liability	—	(27,141)
Loss from equity method investment	2,199	1,251
Changes in operating assets and liabilities:
Accounts receivable - related party	32	43
Prepaid and other current assets	(1,967)	1,145
Operating lease right-of-use asset	276	250
Other assets	(848)	(220)
Accounts payable	3,155	(608)
Accrued and other liabilities	2,793	1,996
Operating lease liability	(305)	(111)
Net cash used in operating activities	(37,987)	(23,606)
Cash flows from investing activities
Purchases of marketable securities	(239,858)	(78,332)
Maturities of marketable securities	102,304	59,805
Purchases of property and equipment	(739)	(149)
Investment in Angel Pharmaceuticals	(5,000)	—
Net cash used in investing activities	(143,293)	(18,676)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with follow-on public offering, net	189,407	—
Proceeds from the exercise of common stock warrants (includes $4,960 in aggregate gross proceeds from related parties)	—	35,745
Proceeds from exercise of common stock options	2,310	664
Net cash provided by financing activities	191,717	36,409
Net increase (decrease) in cash and cash equivalents	10,437	(5,873)
Cash and cash equivalents at beginning of the period	4,576	8,740
Cash and cash equivalents at end of the period	$15,013	$2,867

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

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $464.3 million as of September 30, 2026. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through the sale of redeemable convertible preferred stock, common stock, pre-funded warrants and common stock warrants. As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $202.9 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least the next 12 months from the date of the issuance of these condensed consolidated financial statements. To fund all of the Company's ongoing and planned development programs through commercialization, the Company will need to raise additional capital in the future. The Company intends to raise additional capital through private and public equity offerings, debt financings and license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs, out-license intellectual property rights to its product candidates, sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

The condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026 from those discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

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

3. Net Loss per Share

The following table shows the calculation of net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to common stockholders, basic	$(20,343)	$(10,157)	$(51,994)	$(2,962)
Gain from change in fair value of warrant liability	—	—	—	(27,141)
Net loss - basic and diluted	$(20,343)	$(10,157)	$(51,994)	$(30,103)
Denominator:
Weighted average common shares and pre-funded warrants outstanding used to compute basic and diluted net loss per share	92,487,761	82,836,369	91,626,625	77,618,300
Weighted average shares issuable upon the exercise of common warrants	—	—	—	1,037,124
Weighted average common shares and prefunded warrants outstanding used to compute diluted net loss per share	92,487,761	82,836,369	91,626,625	78,655,424

Net loss per share, basic	$(0.22)	$(0.12)	$(0.57)	$(0.04)
Net loss per share, diluted	$(0.22)	$(0.12)	$(0.57)	$(0.38)

Weighted average common shares outstanding used in the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 includes 8,275,913 shares of common stock issuable upon conversion of pre-funded warrants. Refer to Note 9, “Warrants” for further details.

Shares issuable upon exercise of common warrants used in the calculation of diluted net loss per share for the nine months ended September 30, 2025 were calculated using the treasury stock method.

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Outstanding options	13,151,332	11,453,850	13,151,332	11,453,850

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

The following table presents reportable segment net loss, including significant expense categories, attributable to the Company’s reportable segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Compensation and benefits, excluding stock-based compensation	$3,123	$2,180	$9,297	$6,563
Stock-based compensation	2,829	1,249	8,088	3,756
Drug manufacturing	2,541	2,277	5,413	5,957
Clinical trials	6,176	2,335	16,630	6,396
Research and other development (1)	3,730	636	7,722	1,520
Outside general and administrative	1,037	617	3,187	2,412
Facilities and insurance	718	487	1,906	1,771
Other segment items (2)	1,208	791	3,293	2,379
Total segment expense	21,362	10,572	55,536	30,754
Non-operating income, net	(1,019)	(415)	(3,542)	(27,792)
Net loss	$20,343	$10,157	$51,994	$2,962
(1)	During the three and nine months ended September 30, 2026, the Company separately presented research and other development expenses due to increased spending in this category. These expenses were previously included in other segment items. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net loss.
(2)	Includes consulting and laboratory supplies.

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

The following tables present information as of September 30, 2026 and December 31, 2025 about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy the Company utilized to determine such fair values (in thousands):

	September 30, 2026
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$14,030	$—	$—	$14,030
Marketable securities	—	187,933	—	187,933
	$14,030	$187,933	$—	$201,963

	December 31, 2025
	Fair Value Measured Using			Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash equivalents	$4,163	$—	$—	$4,163
Marketable securities	—	52,174	—	52,174
	$4,163	$52,174	$—	$56,337

As of September 30, 2026 and December 31, 2025, the fair value of available for sale marketable securities by type of security were as follows (in thousands):

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$161,720	$—	$(1,008)	$160,712
U.S. Government agency securities	27,519	—	(298)	27,221
	$189,239	$—	$(1,306)	$187,933

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$38,622	$53	$—	$38,675
U.S. Government agency securities	13,489	10	—	13,499
	$52,111	$63	$—	$52,174

As of September 30, 2026, all of the Company’s marketable securities are considered available for current operations and the remaining maturity by type of security is as follows (in thousands):

	Maturities by Period at Amortized Cost
		Less than
	Total	1 Year	1-2 years
U.S. Treasury securities	$161,720	$102,640	$59,080
U.S. Government agency securities	27,519	10,217	17,302
	$189,239	$112,857	$76,382

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

As of September 30, 2026 and December 31, 2025, the Company’s ownership interest in Angel Pharmaceuticals was approximately 48.6% and 49.7%, respectively, excluding 6.4% and 7.0%, respectively, of Angel Pharmaceuticals’ equity reserved for issuance under the Angel Pharmaceuticals ESOP. The Company recognized its share of loss in Angel Pharmaceuticals for the total amount of $0.9 million and $2.2 million as loss from equity method investment in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively.

Summary Financial Information

Summary financial information for Angel Pharmaceuticals is as follows:

	As of	As of
Balance Sheet Data	September 30, 2026	December 31, 2025

	(in thousands)
Current assets	$22,549	$11,033
Non-current assets	632	904
Current liabilities	959	1,049
Non-current liabilities	38	229
Stockholders' equity	22,184	10,659

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statement of Operations Data	2026	2025	2026	2025

	(in thousands)
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	(1,046)	(378)	(2,645)	(1,568)
Share of loss from investments accounted for using the equity method	(891)	(323)	(2,199)	(1,251)

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

Upon execution of the agreement, the Company made a one time cash payment to Scripps of $10,000 in 2015 and is also obligated to pay a minimum annual fee to Scripps of $25,000. The one time cash payment was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. A minimum annual fee payment is due on each anniversary of the effective date of the agreement for the term of the agreement. The Company is also required to make performance based cash payments upon successful completion of clinical and sales milestones. The aggregate potential milestone payments are $2.5 million as of September 30, 2026. The Company is also required to pay royalties on net sales of licensed products (including CPI-006) sold by it, its affiliates and its sublicensees at a rate in the low single digits. In addition, should the Company sublicense the rights licensed under the agreement, it has agreed to pay a percentage of sublicense revenue received at specified rates that start at double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement and the time of entry into such sublicense. To date, no milestone payments have been made.

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

Vernalis Licensing Agreement

In February 2015, the Company entered into a license agreement with Vernalis (R&D) Limited (“Vernalis”), which was subsequently amended as of November 5, 2015, and, pursuant to which the Company was granted an exclusive, worldwide license under certain patent rights and know-how, including a limited right to grant sublicenses, for all fields of use to develop, manufacture and commercialize products containing certain adenosine receptor antagonists, including ciforadenant. Pursuant to this agreement, the Company made a one-time cash payment to Vernalis in the amount of $1.0 million, which was recorded as research and development expense as technological feasibility of the asset had not been established and there was no alternative future use. The Company is also required to make cash milestone payments to Vernalis upon the successful completion of clinical and regulatory milestones for licensed products depending on the indications for which such licensed products are developed and upon achievement of certain sales milestones. In February 2017, the Company made a milestone payment of $3.0 million to Vernalis following the expansion of a cohort of patients with renal cell cancer treated with single agent ciforadenant in the Company’s Phase 1/1b clinical trial. During the nine months ended September 30, 2026 and 2025, no clinical or regulatory milestones were completed or paid to Vernalis, and the aggregate potential milestone payments were approximately $220 million for all indications as of September 30, 2026. The Company has also agreed to pay Vernalis tiered incremental royalties based on the annual net sales of licensed products containing ciforadenant on a product by product and country by country basis, subject to certain offsets and reductions. The tiered royalty rates for products containing ciforadenant range from the mid single digits up to the low double digits on a country by country net sales basis. The royalties on other licensed products that do not include ciforadenant also increase with the amount of net sales on a product-by-product and country by country basis and range from the low single digits up to the mid single digits on a country by country net sales basis. The Company is also obligated to pay to Vernalis certain sales milestones as indicated above when worldwide net sales reach specified levels over an agreed upon time period.

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

Upon execution of the agreement, the Company made a one time cash payment to Monash of $275,000 and reimbursed Monash for certain patent prosecution costs incurred prior to execution of the agreement. The Company recorded these payments as research and development expenses for the year ended December 31, 2017. The Company is also obligated to pay an annual license maintenance fee to Monash of $25,000 until a certain development milestone is met with respect to the licensed product, after which no further maintenance fee will be due. The Company is also required to make development and sales milestone payments to Monash with respect to the licensed products. During the nine months ended September 30, 2026 and 2025, no development or sales milestones were completed or paid to Monash, and the aggregate potential milestones were $45.1 million as of September 30, 2026. The Company is also required to pay to Monash tiered royalties on net sales of licensed products sold by it, its affiliates and its sublicensees at a rate ranging in the low single digits. In addition, should the Company sublicense its rights under the agreement, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that are currently at low double digit percentages and decrease to single digit percentages based on the achievement of development milestones.

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

8. Balance Sheet Components (in thousands)

	September 30,	December 31,
	2026	2025
Prepaid and Other Current Assets
Interest receivable	$1,281	$337
Prepaid research and development manufacturing expenses	1,470	599
Prepaid insurance	326	138
Other	317	353
	$3,394	$1,427
Property and Equipment
Laboratory equipment	$3,018	$2,646
Computer equipment and purchased software	219	190
Leasehold improvements	371	33
	3,608	2,869
Less: accumulated depreciation and amortization	(2,807)	(2,649)
	$801	$220
Accrued and Other Liabilities
Accrued clinical trial expense	$5,262	$3,566
Accrued manufacturing expense	1,549	1,812
Personnel related	1,849	641
Accrued legal and accounting	252	229
Other	367	238
	$9,279	$6,486

During the three months ended September 30, 2026 and 2025, the Company recorded approximately $95,000 and $28,000 in depreciation expense, respectively, and during the nine months ended September 30, 2026 and 2025, the Company recorded approximately $158,000 and $79,000 in depreciation expense, respectively.

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

The pre-funded warrants have an exercise price per share of common stock equal to $0.0001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the pre-funded warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The pre-funded warrants are exercisable at any time after the date of issuance. In accordance with accounting guidance discussed in Note 2, the Company recorded $5.0 million to additional paid-in capital upon issuance of the pre-funded warrants on May 6, 2024. In May 2025, an additional 4,131,828 pre-funded warrants were issued in connection with the exercise of common warrants. As of September 30, 2026, none of the pre-funded warrants have been exercised and 8,275,913 pre-funded warrants remain outstanding.

The common warrants had an exercise price per share of common stock equal to $3.50 per share (or $3.4999 per pre-funded warrant). The exercise price and the number of shares of common stock (or pre-funded warrants in lieu thereof) issuable upon exercise of the common warrants were subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The common warrants were exercisable at any time after the date of issuance and had an expiration date of June 30, 2025. In accordance with accounting guidance discussed in Note 2, “Summary of Significant Accounting Policies,” the Company recorded a decrease in fair value of warrant liability of $27.1 million to other income in its condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025. As of June 30, 2025, the expiration date of the common warrants, all of the common warrants had been exercised, resulting in proceeds of $54.3 million.

10. Common Stock

As of September 30, 2026, the amended and restated certificate of incorporation authorizes the Company to issue 290 million shares of common stock and 10 million shares of preferred stock.

Each share of common stock is entitled to one vote. Common stockholders are entitled to dividends if and when declared by the board of directors. As of September 30, 2026, no dividends on common stock had been declared.

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

During the nine months ended September 30, 2026, the Company did not sell any shares of common stock under its at-the-market offering program. As of September 30, 2026, $200.0 million remained available for sale under the Amended Sales Agreement.

The Company has reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2026	2025
Pre-funded warrants	8,275,913	8,275,913
Shares available for future option grants	6,129,232	3,007,335
Outstanding options	13,151,332	14,028,177
Shares reserved for employee stock purchase plan	400,000	400,000
Total	27,956,477	25,711,425

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

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
			Weighted ‑
	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance at December 31, 2025	3,007,335	14,028,177	$5.20
Additional shares authorized	2,987,865	—	—
Options granted	(400,500)	400,500	13.18
Options exercised	—	(536,969)	4.30
Options forfeited or expired (1)	534,532	(740,376)	13.37
Balance at September 30, 2026	6,129,232	13,151,332	$5.01

(1)	During the nine months ended September 30, 2026, 740,376 options were forfeited or expired, of which 534,532 shares became available for future grants under the 2016 Plan. The remaining 205,844 shares are not eligible to be re-issued under the 2016 Plan due to the limitation on shares transferable from the 2014 Plan to the 2016 Plan, as described above.

12. Stock-Based Compensation

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$1,165	$539	$3,337	$1,608
General and administrative	1,664	710	4,751	2,148
Total	$2,829	$1,249	$8,088	$3,756

13. Income Taxes

During the nine months ended September 30, 2026 and 2025, the Company recorded no income tax benefits for the net operating losses (NOLs) incurred due to the uncertainty of realizing a benefit from those items. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

As of September 30, 2026 and December 31, 2025, the right-of-use asset under the operating lease was approximately $0.6 million and $0.8 million, respectively. The elements of lease expense under the operating lease for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Statements of operations and	September 30,		September 30,
	comprehensive loss location	2026	2025	2026	2025
Costs of operating lease
Operating lease costs	Research and development, General and administrative	$115	$115	$342	$342
Costs of non-lease components (previously common area maintenance)	Research and development, General and administrative	58	113	190	187
Total operating lease cost		$173	$228	$532	$529
Other Information
Operating cash flows used for operating lease		$176	$157	$562	$261
Remaining lease term		1.4 years	2.4 years	1.4 years	2.4 years
Discount rate		11.7%	11.7%	11.7%	11.7%

As of September 30, 2026, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2026*	$115
2027	566
Total lease payments	681
Less: imputed interest	(49)
Total	$632

* Remainder of the year

As of December 31, 2025, minimum rental commitments under this lease were as follows (in thousands):

Year Ended December 31 (in thousands)
2026	$486
2027	566
Total lease payments	1,052
Less: imputed interest	(115)
Total	$937

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

In July 2021, Linda S. Grais, M.D., J.D., a member of the Company’s Board of Directors, was appointed as a non-executive member of the Board of Directors of ICON plc (“ICON”), effective upon completion of ICON’s acquisition of PRA Health Sciences, Inc. ICON is a clinical research organization and provides services to support the Company’s clinical trials. During the three months ended September 30, 2026 and 2025, the Company recorded approximately $216,000 and $117,000, respectively, in clinical trial expenses under its agreements with ICON.

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

Since the immune cells targeted by our product candidates play a role in many diseases, our strategy is to leverage our research and development capabilities by evaluating our product candidates in clinical trials where there is an understanding of the role of specific T cells in the target indication and where we believe such product candidates have the broadest potential. We believe this strategy has enabled us to move rapidly from preclinical to clinical trials in diverse disease areas, each with large unmet needs. We are enrolling patients in a potentially registrational Phase 3 clinical trial of soquelitinib for relapsed peripheral T cell lymphomas. Soquelitinib is also being evaluated in a randomized, placebo-controlled Phase 2 trial in patients with atopic dermatitis and a Phase 1b trial in patients with hidradenitis suppurativa.

Product Candidate Pipeline

Our product candidate pipeline and anticipated milestones include the following:

(1)	A Phase 1b/2 clinical trial in atopic dermatitis is being conducted by Angel Pharmaceuticals, the Company’s partner in China.
(2)	The Company did not conduct Phase 1 studies for these specific indications, but initiated a Phase 1b study for HS and is planning to initiate a Phase 2 study for Asthma, based on the Phase 1 Atopic Dermatitis study.

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

In ITK genetic knockout mice, which completely lack expression of ITK, T cells exhibit defects in T helper cell differentiation and cytokine secretion but retain the ability to differentiate into cytotoxic T cells that secrete IL-2 and interferon gamma (“IFNg”), which are the cells responsible for tumor rejection. We believe that skewing T helper cell differentiation to favor cytotoxic T cells, known as Th1 skewing, may be beneficial in treating T cell lymphomas and many other types of cancer. Mice with genetic knock-out of ITK also demonstrate a reduction in Th2 and Th17 cells, which produce the cytokines that are often responsible for autoimmunity and allergy such as interleukin (Il) Il-4, Il-5, Il-13, Il-17 and many others. Recent research by others has shown that ITK also regulates a switch between proinflammatory Th17 cells and suppressive T regulatory cells. Blockade of ITK with soquelitinib has been observed to result in the generation of T regulatory cells that suppress inflammatory responses, which may be important in the treatment of autoimmune and inflammatory diseases.

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

Final data from the Phase 1/1b clinical trial were presented at the American Society of Hematology Annual Meeting (“ASH”) in December 2025 and published online in Blood, the journal of the American Society of Hematology, in August 2026. Key highlights from the data supporting the ongoing registration Phase 3 trial in relapsed/refractory PTCL include:

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

Angel Pharmaceuticals, our partner in China, is enrolling a Phase 1b/2 clinical trial evaluating soquelitinib in patients with moderate-to-severe atopic dermatitis. This is a blinded, placebo-controlled trial that is planned to evaluate a 12-week treatment regimen in 48 patients utilizing soquelitinib doses of 100 mg twice per day, 200 mg once per day, 200 mg twice per day and 400 mg once per day. The patient eligibility and endpoints are similar to those used previously in our Phase 1 clinical trial. Depending on the results from the Phase 1b portion of the study, an additional 60-90 patients will be enrolled in the Phase 2 portion of the study. The trial is open at several leading dermatology centers in China who have been involved in global registration trials. The study is being conducted in close collaboration with Corvus. Enrollment has been completed in cohort 1 (100mg twice per day, 200 mg once per day and placebo) and results are anticipated in the first quarter 2027.

Soquelitinib for treatment of hidradenitis suppurativa.

In September 2026, we initiated a Phase 1b clinical trial with soquelitinib in patients with moderate to severe hidradenitis suppurativa. The trial is designed to enroll up to 25 patients 18 years and older who will receive a soquelitinib dose of 200 mg twice per day for 12 weeks, followed by a 90-day follow-up period with no treatment. The primary endpoint of the trial is safety and tolerability. The key efficacy endpoint is the proportion of patients achieving Hidradenitis Suppurativa Clinical Response (HiSCR) 50/75 at week 12, and the trial will also evaluate skin and blood biomarkers. Initial results from this trial are expected in the first half of 2027.

Soquelitinib for treatment of other immune diseases.

Based on results from our on-going and completed studies, we are planning to conduct additional clinical trials to evaluate soquelitinib for the treatment of other immune diseases, including a Phase 2 clinical trial in asthma. Start-up activities for this clinical trial has begun and we anticipate it will be initiated in the first quarter of 2027.

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

Soquelitinib for treatment of autoimmune lymphoproliferative syndrome.

In March 2025, under a Cooperative Research and Development Agreement, the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, initiated a Phase 2 clinical trial of soquelitinib for the treatment of patients with autoimmune lymphoproliferative syndrome (ALPS), a rare genetic disease. The trial is designed to enroll up to 30 patients aged 16 or older with confirmed mutations of ALPS-FAS based on genetic testing. Two dosing cohorts will be studied. The patients will receive soquelitinib doses of 200 mg or 400 mg twice per day for a period of up to 360 days. The primary endpoint of the trial is efficacy determined by reductions in splenomegaly and lymph node volumes as measured by computed tomography (CT) or positron emission tomography/computed tomography (PET/CT). Improvements in cytopenias will be assessed by complete blood count. Secondary endpoints include safety and tolerability.

In November 2026, initial data from the Phase 2 ALPS trial was published in an abstract for the 68th American

Society of Hematology (ASH) Annual Meeting & Exposition. The data as of August 30, 2026 showed positive one-year safety and efficacy data from three patients enrolled in the trial, including a safety profile consistent with results from our soquelitinib T cell lymphoma and atopic dermatitis clinical trials. These patients completed one year of treatment with a 200 mg twice per day dose of soquelitinib. The treatment was well tolerated, with no grade 3 or 4 adverse events and no interruptions in therapy. All three patients were able to discontinue background medications including steroids and reported improvement in ALPS related systemic symptoms.

We believe the data supports continued enrollment in the trial and based on the results to-date, we plan to explore longer treatment durations and enroll younger pediatric patients. We are in the process of transferring the investigational new drug (IND) application supporting the Phase 2 trial from the NIAID to Corvus. Upon competition of the transfer, we intend to work with the U.S. Food and Drug Administration (FDA) to expand the trial to additional sites and to include patients ages 12 to 15.

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

Mupadolimab, B Cell Activating Anti-CD73 Antibody. Our third product candidate is mupadolimab, a humanized monoclonal antibody that is designed to react with a specific site on CD73. In both preclinical and in vivo studies, mupadolimab has demonstrated binding to various immune cells and the enhancement of immune responses by activating B cells. While we believe mupadolimab has the potential to be an important new therapeutic agent with a novel proposed mechanism of action to support its development for the treatment of a broad range of cancers and infectious diseases, we are waiting to initiate a potential Phase 2 randomized clinical trial in order to prioritize the development of our lead product candidate.

To date, the majority of our efforts have been focused on the research, development and advancement of soquelitinib, ciforadenant, and mupadolimab, and we have not generated any revenue from product sales and, as a result, we have incurred significant losses. We expect to continue to incur significant research and development and general and administrative expenses related to our operations. Our net loss for the three and nine months ended September 30, 2026 and 2025 was $20.3 million and $52.0 million, respectively. Our net loss for the three and nine months ended September 30, 2025 was $10.2 million and $3.0 million, respectively. Net loss for the nine months ended September 30, 2025 includes non-operating income of $27.1 million associated with a change in fair value of warrant liability. As of September 30, 2026, we had an accumulated deficit of $464.3 million. We expect our losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, ciforadenant and mupadolimab, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Since our inception and through September 30, 2026, we have funded our operations primarily through the sale and issuance of stock, including through our initial public offering (“IPO”) in March 2016 and subsequent follow-on public offerings, including a follow-on public offering of common stock which was completed on January 23, 2026 and resulted in aggregate net proceeds of approximately $189.4 million.

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

During the nine months ended September 30, 2026, we did not sell any shares of common stock under our at-the-market offering program. As of September 30, 2026, $200.0 million remained available for sale under the Amended Sales Agreement.

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

As of September 30, 2026, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $202.9 million. Based on our currently available cash resources and our currently planned level of operations and cash flows, we expect that our cash resources will be sufficient to enable us to advance our programs into the second quarter of 2028. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and concluded that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months from issuance of the condensed consolidated financial statements. However, the Company will need to continue to raise additional capital to fund its operations. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital.”

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2026. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2026 from those discussed in our Annual Report on Form 10-K.

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

We plan to increase our research and development expenses substantially as we continue the development and potential commercialization of our product candidates. Our current planned research and development activities include the following:

●	enrollment and completion of our ongoing Phase 3 potentially registrational clinical trial for soquelitinib in PTCL;
●	enrollment and completion of our Phase 2 clinical trial for soquelitinib in atopic dermatitis;
●	enrollment and completion of our Phase 1b clinical trial for soquelitinib in hidradenitis suppurativa;
●	a potential clinical trial for soquelitinib in asthma;
●	a potential continuation and expansion of the Phase 2 clinical trial in ALPs currently being conducted by NIAID;
●	process development and manufacturing of drug supply of soquelitinib; and

●	preclinical studies under our other programs in order to select development product candidates.

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

Results of Operations

Comparison of the periods below as indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$17,781	$8,454	$9,327	$44,920	$23,780	$21,140
General and administrative	3,581	2,118	1,463	10,616	6,974	3,642
Total operating expenses	21,362	10,572	10,790	55,536	30,754	24,782
Loss from operations	(21,362)	(10,572)	(10,790)	(55,536)	(30,754)	(24,782)
Interest income and other expense, net	1,910	738	1,172	5,741	1,902	3,839
Change in fair value of warrant liability	—	—	—	—	27,141	(27,141)
Loss before equity method investment	(19,452)	(9,834)	(9,618)	(49,795)	(1,711)	(48,084)
Loss from equity method investment	(891)	(323)	(568)	(2,199)	(1,251)	(948)
Net loss	$(20,343)	$(10,157)	$(10,186)	$(51,994)	$(2,962)	$(49,032)

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2026 and 2025 consisted of the following costs by program as well as unallocated employee costs and overhead costs (specific program costs consist solely of external costs) (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
Soquelitinib	$12,518	$5,625	$6,893	$30,064	$14,467	$15,597
Other programs	299	13	286	761	435	326
Unallocated employee and overhead costs	4,964	2,816	2,148	14,095	8,878	5,217
	$17,781	$8,454	$9,327	$44,920	$23,780	$21,140

For the three months ended September 30, 2026, the increase in soquelitinib costs of $6.9 million as compared to the three months ended September 30, 2025, primarily consisted of an increase of $3.8 million in clinical trial expenses, an increase of $2.8 million in other outside service costs and an increase of $0.3 million in drug manufacturing costs.

For the nine months ended September 30, 2026, the increase in soquelitinib costs of $15.6 million as compared to the nine months ended September 30, 2025, primarily consisted of an increase of $10.1 million in clinical trial expenses and an increase of $5.9 million in other outside service costs, which were partially offset by a decrease of $0.4 million in drug manufacturing costs.

For the three months ended September 30, 2026, the increases in other programs of costs of $0.3 million as compared to the three months ended September 30, 2025, primarily consisted of an increase in outside service costs.

For the nine months ended September 30, 2026, the increases in other programs of costs of $0.3 million as compared to the nine months ended September 30, 2025, primarily consisted of an increase in outside service costs.

For the three months ended September 30, 2026, the increase in unallocated costs of $2.1 million as compared to the three months ended September 30, 2025, primarily consisted of an increase of $1.6 million in personnel and related costs, an increase of $0.3 million in outside service costs and an increase of $0.2 million in facilities related costs.

For the nine months ended September 30, 2026, the increase in unallocated costs of $5.2 million as compared to the nine months ended September 30, 2025, primarily consisted of an increase of $4.6 million in personnel and related costs and an increase of $0.6 million in outside service costs.

General and Administrative Expense

For the three months ended September 30, 2026, the increase in general and administrative expenses of $1.5 million as compared to the three months ended September 30, 2025, primarily consisted of an increase of $1.1 million in personnel and related costs and an increase of $0.4 million in outside service costs.

For the nine months ended September 30, 2026, the increase in general and administrative expenses of $3.6 million as compared to the nine months ended September 30, 2025, primarily consisted of an increase of $3.0 million in personnel and related costs and an increase of $0.6 million in outside service costs.

Interest Income and Other Expense, net

For the three months ended September 30, 2026, the increase in interest income and other expense, net of $1.2 million as compared to the three months ended September 30, 2025, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities.

For the nine months ended September 30, 2026, the increase in interest income and other expense, net of $3.8 million as compared to the nine months ended September 30, 2025, primarily consisted of an increase in interest income earned due to an increase in cash equivalents and marketable securities.

Change in fair value of warrant liabilities

For the three and nine months ended September 30, 2026, the change in fair value of warrant liability was zero as all common warrants had been exercised as of June 30, 2025.

Loss from equity method investment

For the three months ended September 30, 2026, the increase in loss from equity method investment of $0.6 million as compared to the three months ended September 30, 2025, primarily consisted of an increase in Angel Pharmaceuticals’ loss for the three months ended September 30, 2026.

For the nine months ended September 30, 2026, the increase in loss from equity method investment of $0.9 million as compared to the nine months ended September 30, 2025, primarily consisted of an increase in Angel Pharmaceuticals’ loss for the nine months ended September 30, 2026.

Liquidity and Capital Resources

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $202.9 million, and an accumulated deficit of $464.3 million.

Since our inception and through September 30, 2026, we have funded our operations primarily through the sale and issuance of preferred and common stock, including through our IPO in March 2016, in which we raised net proceeds of approximately $70.6 million, a follow-on offering of our common stock in March 2018, in which we raised net proceeds of approximately $64.9 million, a follow on offering of our common stock in February 2021, in which we raised net proceeds of approximately $32.0 million, and a registered direct offering in May 2024, in which we sold shares of our common stock, pre-funded warrants and common stock warrants for net proceeds of approximately $30.3 million and proceeds of $54.3 million from the exercise of common stock warrants. On January 23, 2026, we completed a follow-on offering of common stock, which resulted in aggregate net proceeds of approximately $189.4 million.

In connection with the January 2026 follow-on offering, we suspended the at-the-market offering with respect to the 2024 Sales Agreement and, on March 13, 2026, entered into the Amended Sales Agreement, with Jefferies, which amends and restates the 2024 Sales Agreement to increase the maximum aggregate offering price of shares of our common stock from $100.0 million to $200.0 million.

During the nine months ended September 30, 2026, we did not sell any shares of common stock under our at-the-market offering program. As of September 30, 2026, $200.0 million remained available for sale under the Amended Sales Agreement.

Funding Requirements

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $464.3 million through September 30, 2026. We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our product candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance soquelitinib, as well as any other product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Summary of Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(37,987)	$(23,606)
Investing activities	(143,293)	(18,676)
Financing activities	191,717	36,409
Net increase (decrease) in cash and cash equivalents	$10,437	$(5,873)

Cash Flows from Operating Activities

Cash used in operating activities during the nine months ended September 30, 2026 was $38.0 million, which primarily consisted of net loss of $52.0 million, adjusted by net non-cash transactions of $10.3 million, that primarily consisted of $8.1 million of stock-based compensation expense and $2.2 million of loss from equity method investment; a decrease of $2.0 million in prepaid and other current assets; a decrease of $0.8 million in other assets; an increase of $3.2 million in accounts payable; and an increase of $2.8 million in accrued and other current liabilities.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, net cash flows used in investing activities was $143.3 million, which primarily consisted of purchases of marketable securities of $239.9 million, purchases of property and equipment of $0.7 million and an investment in Angel Pharmaceuticals of $5.0 million, which were partially offset by maturities of marketable securities of $102.3 million.

During the nine months ended September 30, 2025. net cash flows used in investing activities was $18.7 million, which primarily consisted of purchases of marketable securities of $78.3 million and purchases of property and equipment of $0.2 million, which were partially offset by maturities of marketable securities of $59.8 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, cash provided by financing activities was $191.7 million, which primarily consisted of net proceeds of $189.4 million from the January 2026 follow-on public offering and proceeds of $2.3 million from the exercise of stock options.

During the nine months ended September 30, 2025, cash provided by financing activities was $36.4 million, which primarily consisted of proceeds of $35.7 million from the exercise of common warrants and proceeds of $0.7 million from the exercise of stock options.

Contractual Obligations

There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the nine months ended September 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2026.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and marketable securities of $202.9 million as of September 30, 2026 and cash, cash equivalents and marketable securities of $56.8 million as of December 31, 2025, which consisted of bank deposits, money market investments, U.S. Treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026 the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company that has never generated revenue from the sale of our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead product candidates, soquelitinib, ciforadenant and mupadolimab, and researching additional product candidates. We have incurred significant operating losses since we were founded in January 2014 and have not yet generated any revenue from sales. If our product candidates are not approved, we may never generate any revenue. We incurred a net loss of $15.3 million, $62.3 million and $27.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the nine months ended September 30, 2026 and 2025, we recorded net loss of $52.0 million and $3.0 million, respectively. Net loss for the nine months ended September 30, 2025 includes non-operating income of $27.1 million associated with a change in fair value of warrant liability. We had an accumulated deficit of $464.3 million as of September 30, 2026. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and, if approved, begin to commercialize soquelitinib, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and results of operations.

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

Based on our planned expenditures and capital expenditures requirements, our cash, cash equivalents and marketable securities of $202.9 million as of September 30, 2026, we expect that our existing capital resources will be sufficient to fund our operations into the second quarter of 2028. As a result, we do not expect our existing capital resources to be sufficient to enable us to fund the completion of all of our ongoing and planned clinical trials and remaining development programs through commercialization. In addition, while Angel Pharmaceuticals has received outside investment of approximately $41.0 million in connection with its formation and licensing of certain of our intellectual property and approximately $13.5 million from a June 2026 equity financing, such cash is not available for our use. Our operating plan may change as a result of many factors, including those described below as well as others currently unknown to us, and we will need to seek additional funds, through public or private equity, and debt financings or other sources, such as strategic collaborations. Such financing would result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates, including possible future revenue streams. For example, in October 2020 we formed Angel Pharmaceuticals with a group of investors in China to create a new China-based biopharmaceutical company with a mission to bring innovative quality medicines to Chinese patients for treatment of serious diseases including cancer, autoimmune diseases and infectious diseases. We granted Angel Pharmaceuticals a license to rights to develop and commercialize our three clinical-stage candidates – soquelitinib, ciforadenant and mupadolimab – in greater China and Angel Pharmaceuticals obtained global rights to our Bruton’s tyrosine kinase (“BTK”) inhibitor preclinical programs. In addition, additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of September 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 26% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None

Use of Proceeds from Registered Securities

Not applicable

Repurchases of Shares or of Company Equity Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3/29/2016	3.1

3.2	Amended and Restated Bylaws.	8-K	3/29/2016	3.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Corvus Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2026, formatted in Inline XBRL (contained in Exhibit 101).				X
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

CORVUS PHARMACEUTICALS, INC.

Date: November 5, 2026	By:	/s/ Richard A. Miller
Richard A. Miller, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Leiv Lea
Leiv Lea
Chief Financial Officer
(Principal Financial and Accounting Officer)